Form 10QSB
period 1994-09-30
SECTOR ASSOCIATES LTD
filed 1995-11-06
CIK 785081

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
         EXCHANGE ACT OF 1934

                      Commission File Number:  0-17827

                           SECTOR ASSOCIATES, LTD.
                           -----------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                               11-2788282
------------------------------                                 -------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                           401 City Avenue, Suite 725
                             Bala Cynwyd, PA  19004
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 660-5906
                                 --------------
              (Registrant's telephone number, including area code)

                                      N/A
                -----------------------------------------------
                (Former address of principal executive offices)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)      Yes                No  X
                               ---               ---
                  (2)      Yes  X             No
                               ---               ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the Registrant's class of Common Stock, as of October 16, 1995:

Common Stock, par value $.10 - 2,034,129

                            SECTOR ASSOCIATES, LTD.

                                     INDEX

Part I.                   Financial Information*                    Page
------                    ---------------------                     ----
         Item 1.          Condensed Consolidated Balance
                          Sheets - September 30, 1994 and
                          June 30, 1994                              3

                          Condensed Consolidated Statements
                          of (Loss) and Accumulated Deficit
                          for the three months ended
                          September 30, 1994 and 1993                4

                          Condensed Consolidated Statements of
                          Cash Flows - for the three months ended
                          September 30, 1994 and 1993                5

                          Notes to Condensed Consolidated
                          Financial Statements                       6

         Item 2.          Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                              7

Part II.                 Other Information
-------                  -----------------

                         Item 1. Legal Proceedings                  11
                         Item 2. Changes in Securities              11
                         Item 3. Defaults Upon Senior Securities    11
                         Item 4. Submission of Matters to a
                                 Vote of Security Holders           11
                         Item 5. Other Information                  11
                         Item 6. Exhibits and Reports on Form 8-K   11

         *The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1994 AND JUNE 30, 1994





                                                                          September 30,             June 30,
                                                                              1994                    1994
                                                                          ------------            ------------
                                                                           (Unaudited)
               ASSETS

 CURRENT ASSETS
        Cash                                                              $  2,463,838            $  2,357,600
        Note receivable                                                           -                    380,374
        Marketable equity securities                                           233,645                 540,000
                                                                          ------------            ------------

 TOTAL ASSETS                                                             $  2,697,483            $  3,277,974
                                                                          ============            ============

               LIABILITIES

 CURRENT LIABILITIES
        Accounts payable and accrued expenses                             $     37,190            $     85,190
                                                                          ------------            ------------

               STOCKHOLDERS' EQUITY

 COMMON STOCK, par value $.10 per share; 50,000,000
      shares authorized; 3,278,692  shares at September 30,
      1994 and 3,188,692 shares at June 30, 1994
      issued and outstanding                                                   327,869                 318,869

 ADDITIONAL PAID-IN CAPITAL                                                 14,847,131              14,856,131

 ACCUMULATED DEFICIT                                                       (12,514,707)            (11,982,216)
                                                                          ------------            ------------

 TOTAL STOCKHOLDERS' EQUITY                                                  2,660,293               3,192,784
                                                                          ------------            ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  2,697,483            $  3,277,974
                                                                          ============            ============





          See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
                              ACCUMULATED DEFICIT
                 THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993





                                                                                1994                  1993
                                                                            ------------          ------------
                                                                             (Unaudited)           (Unaudited)
 RENTAL INCOME                                                              $        -            $     71,450

 INTEREST INCOME                                                                  14,014                  -
                                                                            ------------          ------------

 TOTAL INCOME                                                                     14,014                71,450

 OPERATING EXPENSES                                                              240,150                73,913
                                                                            ------------          ------------

 OPERATING LOSS                                                                 (226,136)               (2,463)

 UNREALIZED LOSS ON MARKETABLE EQUITY SECURITIES                                (306,355)                 -
                                                                            ------------          ------------

 NET LOSS                                                                       (532,491)               (2,463)

 ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                   (11,982,216)          (10,900,157)
                                                                            ------------          ------------

 ACCUMULATED DEFICIT - END OF PERIOD                                        $(12,514,707)         $(10,902,620)
                                                                            ============          ============

 NET LOSS PER COMMON SHARE                                                  $      (.162)         $      (.002)
                                                                            ============          ============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    3,278,692             1,091,850
                                                                            ============          ============





          See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993





                                                                          1994                       1993
                                                                        ----------                 ---------
                                                                        (Unaudited)               (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $ (532,491)                $  (2,463)
      Adjustments to reconcile net loss to net
          cash provided by (used in) operating
          activities
          Amortization                                                        -                       35,940
          Unrealized loss on marketable equity securities                  306,355                      -
          Changes in assets and liabilities
               Decrease in receivables - net                                  -                      (23,712)
               Decrease in other assets                                        376                      -
               Decrease in accounts payable and
                    accrued expenses                                       (48,002)                     -
                                                                        ----------                 ---------

      Net cash provided by (used in) operating activities                 (273,762)                    9,765
                                                                        ----------                 ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Net (payments) proceeds to/from affiliates                              -                       (3,465)
      Decrease in note receivable                                          380,000                      -
                                                                        ----------                 ---------

      Net cash provided by (used in) investing activities                  380,000                    (3,465)
                                                                        ----------                 ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
          Principal repayments on notes                                       -                       (5,000)
                                                                        ----------                 ---------

          Net cash used in financing activities                               -                       (5,000)
                                                                        ----------                 ---------

 NET INCREASE IN CASH                                                      106,238                     1,300

 CASH - BEGINNING OF PERIOD                                              2,357,600                       119
                                                                        ----------                 ---------

 CASH - END OF PERIOD                                                   $2,463,838                 $   1,419
                                                                        ==========                 =========





          See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1994 AND 1993




NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The unaudited interim financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1994. The accompanying interim financial statements have not been audited by independent certified public accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - WRITE-OFF OF ADVANCE

In July 1994, the Company advanced $175,000 to TSS, Ltd. TSS owns and operates proprietary electronic advertising and promotional network. TSS is a publicly held company. In August 1994, the Company was informed that TSS no longer had adequate capital resources to remain in operation as a going concern. Accordingly, the Company wrote off the entire advance, which resulted in a charge of $175,000.


NOTE 3 - NOTE RECEIVABLE

In August 1994, the Company received $380,000 from Fertech Environmental, Inc. in full satisfaction of its promissory note.


NOTE 4 - MARKETABLE EQUITY SECURITIES

On July 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 relating to investments in debt and equity securities. The adoption of SFAS 115 has changed the Company's reporting for investments. The Company has classified all marketable equity securities as trading, as management of the Company plans to sell these securities in the near future. At December 31, 1994, the Company recognized unrealized holding losses of $306,355.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 BACKGROUND

         In view of the discontinuation of the Company's former active business operations, management's goals since the Summer of 1993 have been to seek to enter into strategic business combinations involving either acquisitions of assets or stock, mergers, reorganizations, consolidations or other transactions that are likely to capitalize on the Company's status as a public company.

         To facilitate its goals, during November 1993, the Company reorganized certain of its outstanding finances, capitalization and management and thereafter began to conduct feasibility studies and due diligence examinations in connection with the identification of potential acquisition candidates.

         The Company's first completed equity investment occurred on March 10, 1995, when pursuant to the terms of a Securities Purchase Agreement dated January 25, 1995 ("Securities Purchase Agreement"), the Company invested $500,000 for the purchase of securities from The Eastwind Group, Inc. ("Eastwind"), a Delaware corporation, consisting of the following: 200,000 shares of Common Stock (the "Eastwind Shares"); and 250,000 Class A Common Stock Purchase Warrants; 187,500 Class B Common Stock Purchase Warrants and 250,000 Class C Common Stock Purchase Warrants (in the aggregate, the "Eastwind Warrants"). This purchase represented an interest in approximately twenty (20%) percent of the issued and outstanding common stock of Eastwind at the time of the acquisition.

         The Eastwind Warrants were sold by the Company in a private transaction during July 1995 for the price of $100,000. The Company intends to distribute the Eastwind Shares to its stockholders of record as of November 3, 1995, upon effectiveness of a registration statement which has been filed by Eastwind with the Securities and Exchange Commission. The Company expects this distribution to occur during the second half of calendar 1995.

         On September 20, 1995, the Company entered into an Agreement and Plan of Reorganization (the "Plan of Reorganization") pursuant to which the Company has agreed to acquire 100% of the issued and outstanding stock of Viragen (Scotland) Limited ("VSL") in exchange for the distribution to Viragen, Inc., the sole stockholder of VSL, of newly issued shares of convertible preferred stock that upon conversion will represent 78,400,000 shares of Common Stock or approximately ninety four percent (94%) of the issued and outstanding shares of the Company.

         Through a license granted by Viragen, Inc., VSL has secured certain rights to engage in the research, development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon to various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995 VSL entered into a License and Manufacturing Agreement with an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's natural human interferon product to VSL for distribution in the United Kingdom in return for certain fees. SNBTS' services will be subject to all the rules, regulations and procedures that control the manufacture and distribution of the interferon product and will also be subject to the terms of the License and Manufacturing Agreement. VSL is a newly formed corporation which commenced operations concurrent with the execution of its agreement with the SNBTS.

         Closing is anticipated to occur prior to the end of calendar 1995. Closing is contingent upon the successful completion of due diligence examinations and upon the Company securing certain additional funding so as to achieve a net worth of approximately $800,000.

                 RESULTS OF OPERATIONS

         For the quarter ended September 30, 1994, the Company incurred a net loss of $532,491 on revenue consisting of interest income of $14,014. The Company's net loss was principally attributed to operating expenses of $240,150 and an unrealized loss on marketable equity securities of $306,355. A substantial portion of the operating expenses consisted of the write-off of an advance to TSS, Ltd. of $175,000 discussed below. For the equivalent prior year period, the Company had realized rental income of $71,450 with a resulting net loss of $2,463.

         The net loss incurred during the quarter is not likely to provide any meaningful information relative to future periods since the loss was incurred at a time when the Company's operations were limited to seeking strategic business combinations. By virtue of the Plan of Reorganization with VSL, it is anticipated that the future activities of the Company will materially change to that of undertaking the operations of VSL.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets of $2,697,483 as of September 30, 1994, consisted of cash of $2,463,838 and investments in securities of $233,645. After giving effect to $37,190 of accounts payable, the Company's net worth as of September 30, 1994 was $2,660,293.

         During the quarter, the Company's resources were applied toward the expenses associated with identifying and performing due diligence examinations in connection with potential acquisition candidates.

         During the quarter, the Company wrote-off an earlier advance to TSS, Ltd. of $175,000 when the Company was informed that TSS, Ltd. no longer had adequate capital resources to remain in operation as a going concern. Also, during the quarter, the Company received repayment of a prior advance made to Fertech Environmental, Inc.

         The advances to both TSS, Ltd. and Fertech Environmental, Inc. had been provided during due diligence periods and in anticipation of a possible combination involving those companies.

         Subsequent to the quarter ended September 30, 1994, the Company's resources were applied in the following manner: (i) to institute the redemption of certain outstanding shares; (ii) to acquire certain outstanding securities of Eastwind; and (iii) towards the surrender of certain investment securities formerly acquired in conjunction with the reorganization of the Company's finances in November 1993.

         During November 1994, the Company instituted the redemption and repurchase of 644,563 shares from individuals who had purchased shares in the Company's November 1993 private placement at prices of $2.50 and $3.50. Additionally, the shares of a principal stockholder who had participated in the private placement at a price of $1.50 were also redeemed. The aggregate redemption price was $1,623,375.

         In March 1995, the Company completed the purchase of a minority interest in the outstanding securities of Eastwind for an aggregate purchase price of $500,000. The shares of common stock purchased in this transaction are not intended to remain as long-term assets of the Company, but rather will be distributed to the stockholders of record of the Company, as of November 3, 1995 upon effectiveness of a registration statement which has been filed with the Securities and Exchange Commission by Eastwind. The distribution of these securities is expected to occur during the second half of 1995.

         The Company's liquidity and capital resources were also effected by a reorganization of the Company's outstanding capitalization during late 1994 and early 1995. From October through November 1994, three of the Company's principal stockholders and one other stockholder agreed to surrender for cancellation 600,000 shares of the Company's common stock. In return, the Company returned to these stockholders 122,142 of 250,000 shares of common stock of North American Technologies Group, Inc. ("NATK") and all 35,000 shares of Florida West

Airlines, Inc. ("FWST"). At the time, these shares had been recorded as assets on the financial statements of the Company with a book value of $114,151.
Also, during February 1995, the Company transferred 74,358 shares of NATK to two existing stockholders (one of whom is a principal stockholder of the Company) in consideration for certain consulting services. Subsequently, the remaining 53,500 shares of NATK were sold during July 1995 for a promissory note of $50,000 which was repaid during August 1995.

         In addition to interest income on short-term loans, the Company also generated revenue from the sale of certain of its securities held for investment. During July 1995, the Company entered into a Stock Purchase Agreement which effectuated the sale of the balance of the 53,500 shares of NATK to an associate of one of the Company's principal stockholders for a promissory note of $50,000 which was repaid during August 1995. In addition, the Company entered into a Warrant Purchase Agreement which effectuated the sale of the Eastwind Class A, B and C Warrants for $100,000. Certain of these sales were to associates of one of the Company's principal stockholders.

         The Company's historical and current liquidity and capital resources have been based on its activities as a shell corporation with little or no operations, however, the Company's operations will materially change upon the closing of the Plan of Reorganization with VSL. In order to complete the closing of the Plan of Reorganization, the Company will need to secure additional capital so that upon the date of closing, it has a net worth of $800,000. Toward this end, the Company has initiated a private placement transaction whereby it seeks to raise the sum of approximately $750,000 through the sale to a limited number of accredited investors of up to 336,000 Units for a purchase price of $2.23 per Unit. Each Unit is to consist of ten (10) shares of Common Stock and thirty-five (35) Common Stock Purchase Warrants that bear an exercise price of $.43 per share.

         On November 3, 1995, the Company realized gross proceeds of $350,000 through the sale of 156,951 Units.

Effects of Inflation

         The Company does not expect inflation to materially effect its results of operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than as reported in Part I, Item 3 - "Legal Proceedings" of the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1994, there have been no material developments to any of the matters that require reporting under this Item.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              None.

                            SECTOR ASSOCIATES, LTD.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SECTOR ASSOCIATES, LTD.



Dated: November 5, 1995                 /s/Andrew Panzo
      ------------------------------    -----------------------------------
                                        ANDREW PANZO
                                        President
                                        (Principal Executive Officer)



Dated: November 5, 1995                 /s/Cecile T. Coady
      ------------------------------    -----------------------------------
                                        CECILE T. COADY
                                        Secretary and Treasurer
                                        (Principal Accounting Officer)