Form 10QSB
period 1994-12-31
SECTOR ASSOCIATES LTD
filed 1995-11-06
CIK 785081

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           _________________________
                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
         EXCHANGE ACT OF 1934

                        Commission File Number:  0-17827

                            SECTOR ASSOCIATES, LTD.
                            -----------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            11-2788282
------------------------------                               -------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


                           401 City Avenue, Suite 725
                             Bala Cynwyd, PA  19004
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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


                  (1)      Yes                      No    X
                               -----                    -----
                  (2)      Yes   X                  No
                               -----                    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the Registrant's class of Common Stock, as of October 16, 1995:

Common Stock, par value $.10 - 2,034,129

                            SECTOR ASSOCIATES, LTD.

                                     INDEX

Part I.           Financial Information*                                     Page
------            ---------------------                                      ----
         Item 1.  Condensed Consolidated Balance
                  Sheets - December 31, 1994 and
                  June 30, 1994                                               3

                  Condensed Consolidated Statements
                  of (Loss) and Accumulated Deficit
                  for the six months ended
                  December 31, 1994 and 1993                                  4

                  Condensed Consolidated Statements
                  of (Loss) and Accumulated Deficit
                  for the three months ended
                  December 31, 1994 and 1993                                  5

                  Condensed Consolidated Statements of
                  Cash Flows - for the six months ended
                  December 31, 1994 and 1993                                  6

                  Notes to Condensed Consolidated
                  Financial Statements                                        7

         Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                              8

Part II.         Other Information
-------          -----------------

                 Item 1. Legal Proceedings                                   12
                 Item 2. Changes in Securities                               12
                 Item 3. Defaults Upon Senior Securities                     12
                 Item 4. Submission of Matters to a
                         Vote of Security Holders                            12
                 Item 5. Other Information                                   12
                 Item 6. Exhibits and Reports on Form 8-K                    12

         *The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1994 AND JUNE 30, 1994





                                                                        December 31,              June 30,
                                                                            1994                    1994
                                                                     -----------------        ----------------
                                                                        (Unaudited)
             ASSETS

 CURRENT ASSETS
      Cash                                                            $      383,273           $   2,357,600
      Restricted cash                                                         17,000                  -
      Certificate of deposit                                                 130,000                  -
      Notes receivable                                                       200,000                 380,374
      Marketable equity securities                                           119,493                 540,000
                                                                      --------------           -------------
           Total current assets                                              849,766               3,277,974

 DUE FROM AFFILIATES                                                          63,000                  -
                                                                      --------------           -------------

 TOTAL ASSETS                                                         $      912,766           $   3,277,974
                                                                      ==============           =============

             LIABILITIES

 CURRENT LIABILITIES
      Accounts payable and accrued expenses                           $        4,603           $      85,190
                                                                      --------------           -------------

             STOCKHOLDERS' EQUITY

 COMMON STOCK, par value $.10 per share; 50,000,000
      shares authorized; 2,034,129  shares at December 31,
      1994 and 3,188,692 shares at June 30, 1994
      issued and outstanding                                                 203,413                 318,869

 ADDITIONAL PAID-IN CAPITAL                                               13,234,061              14,856,131

 ACCUMULATED DEFICIT                                                     (12,529,311)            (11,982,216)
                                                                      --------------           -------------

 TOTAL STOCKHOLDERS' EQUITY                                                  908,163               3,192,784
                                                                      --------------           -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      912,766           $   3,277,974
                                                                      ==============           =============





           See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
                              ACCUMULATED DEFICIT
                  SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993





                                                                                1994                1993
                                                                            ------------        ------------
                                                                            (Unaudited)         (Unaudited)
 RENTAL INCOME                                                              $          -        $    125,369

 INTEREST INCOME                                                                  37,643                 624
                                                                            ------------        ------------

 TOTAL INCOME                                                                     37,643             125,993

 OPERATING EXPENSES                                                              278,383             149,162
                                                                            ------------        ------------

 OPERATING LOSS                                                                 (240,740)            (23,169)

 UNREALIZED LOSS ON MARKETABLE EQUITY SECURITIES                                (306,355)                  -
                                                                            ------------        ------------

 NET LOSS                                                                       (547,095)            (23,169)

 ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                   (11,982,216)        (10,900,155)
                                                                            ------------        ------------

 ACCUMULATED DEFICIT - END OF PERIOD                                        $(12,529,311)       $(10,923,324)
                                                                            ============        ============

 NET LOSS PER COMMON SHARE                                                  $      (.220)       $      (.030)
                                                                            ============        ============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    2,485,567             781,714
                                                                            ============        ============





           See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
                              ACCUMULATED DEFICIT
                 THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993





                                                                                 1994               1993
                                                                               ---------          ----------
                                                                              (Unaudited)        (Unaudited)
 RENTAL INCOME                                                                $        -         $    53,919

 INTEREST INCOME                                                                  23,629                 624
                                                                               ---------          ----------

 TOTAL INCOME                                                                     23,629              54,543

 OPERATING EXPENSES                                                               38,233              75,247
                                                                               ---------          ----------

 OPERATING LOSS                                                                  (14,604)            (20,704)

 UNREALIZED LOSS ON MARKETABLE EQUITY SECURITIES                                       -                   -
                                                                               ---------          ----------

 NET LOSS                                                                       ($14,604)           $(20,704)
                                                                               =========          ==========

 NET LOSS PER COMMON SHARE                                                    $    (.006)        $     (.026)
                                                                              ==========         ===========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    2,485,567             781,714
                                                                              ==========         ===========





           See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993





                                                                           1994                      1993
                                                                         ---------                ----------
                                                                        (Unaudited)              (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $ (547,095)               $  (23,169)
      Adjustments to reconcile net loss to net
          cash used in operating activities
          Amortization                                                      -                         71,880
          Unrealized loss on marketable equity securities                  306,355                    -
          Changes in assets and liabilities
               Increase in restricted cash                                 (17,000)                   -
               Decrease in receivables - net                                -                        (18,106)
               Decrease in other assets                                        377                    -
               Decrease in stock subscription                               -                        (76,268)
               Decrease in accounts payable and
                    accrued expenses                                       (80,589)                   -
                                                                         ---------                ----------

      Net cash used in operating activities                               (337,952)                  (45,663)
                                                                         ---------                ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Net (payments) proceeds to/from affiliates                           (63,000)                   13,088
      Decrease in note receivable                                          180,000                (1,740,000)
      Purchase of certificate of deposit                                  (130,000)                   -
                                                                         ---------                ----------

      Net cash used in investing activities                                (13,000)               (1,726,912)
                                                                         ---------                ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
          Principal repayments on notes                                     -                        (15,000)
          Proceeds from issuance of common stock                            -                      3,050,816
          Repurchase of stock                                           (1,623,375)                   -
                                                                         ---------                ----------

          Net cash provided by (used in) financing                      (1,623,375)                3,035,816
                                                                         ---------                ----------

 NET INCREASE (DECREASE) IN CASH                                        (1,974,327)                1,263,241

 CASH - BEGINNING OF PERIOD                                              2,357,600                       119
                                                                         ---------                ----------

 CASH - END OF PERIOD                                                 $    383,273                $1,263,360
                                                                      ============                ==========

 SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
         Return of certain marketable equity securities
         in exchange for the cancellation of 375,000
         shares of the company's common stock                         $    114,151                $        -
                                                                      ============                ==========



           See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993




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



NOTE 4 - MARKETABLE EQUITY SECURITIES

On July 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 relating to investments in debt and equity securities. The adoption of SFAS 115 has changed the Company's reporting for investments. The Company has classified all marketable equity securities as trading, as management of the Company plans to sell these securities in the near future. At December 31, 1994 the Company recognized unrealized holding losses of $306,355.

In November 1994, the Board of Directors approved the return of North American Technologies Group, Inc. (NATK) and Florida West Airlines, Inc. (FWA) stock in exchange for the Company's stock because certain business transactions that were contemplated at the time of the original transfer were not pursued. The Company returned 122,142 shares of NATK in exchange for cancellation of 350,000 shares of the Company's stock and 35,000 shares of FWA in exchange for cancellation of 25,000 shares of the Company's stock. The aggregate value of the securities on the date of exchange was $114,151.


NOTE 5 - COMMON STOCK

In November 1994, the Board of Directors approved the repurchase of 644,563 shares of the Company's stock for $1,623,375. The shares were repurchased because the stock was originally sold in contemplation of certain transactions taking place which did not occur. The repurchase represents approximately 57% of the stock originally sold and 52% of the proceeds.

In October 1994, a significant stockholder agreed to return to the Company 225,000 shares of common stock for cancellation.

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

                 RESULTS OF OPERATIONS

         For the quarter ended December 31, 1994, the Company incurred a net loss of $14,604 on revenue consisting of interest income of $23,629. For the six months ended December 31, 1994, the Company incurred a net loss of $547,095 on revenue consisting of interest income of $37,643. The Company's six month period net loss was principally attributed to operating expenses of $278,383 and an unrealized loss on marketable equity securities of $306,355. A substantial portion of the operating expenses consisted of the write-off of an advance to TSS, Ltd. of $175,000 in July, 1994. For the equivalent prior year three month period, the Company had realized rental income of $53,919 and interest income of $624 with a resulting net loss of $20,704.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets of $912,766 as of December 31, 1994, consisted of cash of $383,273, investments in securities of $119,493, a note receivable of $200,000 and other assets totalling $210,000. After giving effect to $4,603 of accounts payable, the

Company's net worth as of December 31, 1994 was $908,163.

         During the quarter, the Company's resources were applied toward the expenses associated with identifying and performing due diligence examinations in connection with potential acquisition candidates.

         During the quarter, the Company instituted the redemption and repurchase of 644,563 shares from individuals who had purchased shares in the Company's November 1993 private placement at prices of $2.50 and $3.50. Additionally, the shares of a principal stockholder who had participated in the private placement at a price of $1.50 were also redeemed. The aggregate redemption price was $1,623,375.

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

         Subsequent to the quarter ended December 31, 1994, the Company's resources were applied in the following manner: (i) towards the surrender of certain investment securities formerly acquired in conjunction with the reorganization of the Company's finances in November 1993; and (ii) to acquire certain outstanding securities of Eastwind.

         The Company's liquidity and capital resources were effected by a further reorganization of the Company's outstanding capitalization. During February 1995, the Company transferred 74,358 shares of NATK to two existing stockholders (one of whom is a principal stockholder of the Company) in consideration for certain consulting services. Subsequently, the remaining 53,500 shares of NATK were sold during July 1995 for a promissory note of $50,000 which was repaid during August 1995.

         In March 1995, the Company completed the purchase of a minority interest in the outstanding securities of Eastwind for an aggregate purchase price of $500,000. The shares of common stock purchased in this transaction are not intended to remain as long-term assets of the Company, but rather will be distributed to the stockholders of record of the Company, as of November 3, 1995, upon effectiveness of a registration statement which has been filed with the Securities and Exchange Commission by Eastwind. The distribution of these securities is expected to occur during the second half of 1995.

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

                                           SECTOR ASSOCIATES, LTD.



Dated: November 5, 1995                    /s/Andrew Panzo
      -------------------                  -------------------------------
                                           ANDREW PANZO
                                           President
                                           (Principal Executive Officer)



Dated: November 5, 1995                    /s/Cecile T. Coady
      -------------------                  -------------------------------
                                           CECILE T. COADY
                                           Secretary and Treasurer
                                           (Principal Accounting Officer)