Form 10QSB
period 1995-03-31
SECTOR ASSOCIATES LTD
filed 1995-11-06
CIK 785081

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ________________________
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
         EXCHANGE ACT OF 1934

                        Commission File Number:  0-17827

                            SECTOR ASSOCIATES, LTD.
             (Exact name of registrant as specified in its charter)

            Delaware                                           11-2788282
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                           401 City Avenue, Suite 725
                             Bala Cynwyd, PA  19004
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 660-5906
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                            SECTOR ASSOCIATES, LTD.

                                     INDEX

Part I.                   Financial Information*                        Page
------                    ---------------------                         ----

         Item 1.          Condensed Consolidated Balance
                          Sheets - March 31, 1995 and
                          June 30, 1994                                  3

                          Condensed Consolidated Statements
                          of (Loss) and Accumulated Deficit
                          for the nine months ended
                          March 31, 1995 and 1994                        4


                          Condensed Consolidated Statements
                          of (Loss) and Accumulated Deficit
                          for the three months ended
                          March 31, 1995 and 1994                        5


                          Condensed Consolidated Statements of
                          Cash Flows - for the nine months ended
                          March 31, 1995 and 1994                        6

                          Notes to Condensed Consolidated
                          Financial Statements                           7

         Item 2.          Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                  9

Part II.                  Other Information
-------                   -----------------

                          Item 1. Legal Proceedings                     13
                          Item 2. Changes in Securities                 13
                          Item 3. Defaults Upon Senior Securities       13
                          Item 4. Submission of Matters to a
                                  Vote of Security Holders              13
                          Item 5. Other Information                     13
                          Item 6. Exhibits and Reports on Form 8-K      13

         *The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1995 AND JUNE 30, 1994




                                                                          March 31,               June 30,
                                                                            1995                    1994
                                                                        -------------           ------------
                                                                        (Unaudited)
           ASSETS

 CURRENT ASSETS
      Cash                                                               $    15,951           $   2,357,600
      Restricted cash                                                         17,000                    -
      Certificate of deposit                                                 130,000                    -
      Note receivable                                                         35,000                 380,374
      Marketable equity securities                                            50,000                 540,000
      Investment                                                             500,000                    -
                                                                         -----------           -------------
         Total current assets                                                747,951               3,277,974

 DUE FROM AFFILIATES                                                          63,000                    -
                                                                         -----------           -------------

 TOTAL ASSETS                                                            $   810,951           $   3,277,974
                                                                         ===========           =============

           LIABILITIES

 CURRENT LIABILITIES
      Accounts payable and accrued expenses                              $    25,991           $      85,190
                                                                         -----------           -------------

           STOCKHOLDERS' EQUITY

 COMMON STOCK, par value $.10 per share; 50,000,000
    shares authorized; 2,034,129  shares at March 31,
    1995 and 3,188,692  shares at June 30, 1994
    issued and outstanding                                                   203,413                 318,869

 ADDITIONAL PAID-IN CAPITAL                                               13,234,061              14,856,131

 ACCUMULATED DEFICIT                                                     (12,652,514)            (11,982,216)
                                                                         -----------           -------------

 TOTAL STOCKHOLDERS' EQUITY                                                  784,960               3,192,784
                                                                         -----------           -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   810,951           $   3,277,974
                                                                         ===========           =============




          See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
                              ACCUMULATED DEFICIT
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                                               1995                 1994
                                                                           -------------        ------------
                                                                            (Unaudited)          (Unaudited)
 RENTAL INCOME                                                             $        -           $    125,369

 INTEREST INCOME                                                                  38,597              55,190
                                                                           -------------        ------------

 TOTAL INCOME                                                                     38,597             180,559

 OPERATING EXPENSES                                                              402,540             338,464
                                                                           -------------        ------------

 OPERATING LOSS                                                                 (363,943)           (157,905)

 UNREALIZED LOSS ON MARKETABLE EQUITY SECURITIES                                (306,355)           (411,750)
                                                                           -------------        ------------

 NET LOSS                                                                       (670,298)           (569,655)

 ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                   (11,982,216)        (10,900,157)
                                                                           -------------        ------------

 ACCUMULATED DEFICIT - END OF PERIOD                                       $ (12,652,514)       $(11,469,812)
                                                                           =============        ============

 NET LOSS PER COMMON SHARE                                                 $       (.270)       $      (.291)
                                                                           =============        ============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    2,485,567           1,956,833
                                                                           =============        ============



           See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
                              ACCUMULATED DEFICIT
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994





                                                                                  1995                1994
                                                                               ---------          ----------
                                                                              (Unaudited)         (Unaudited)
 INTEREST INCOME                                                             $       954         $    18,272
                                                                             -----------         -----------

 TOTAL INCOME                                                                        954              18,272

 OPERATING EXPENSES                                                              124,157             156,690
                                                                             -----------         -----------

 OPERATING LOSS                                                                 (123,203)           (138,418)

 UNREALIZED LOSS ON MARKETABLE EQUITY SECURITIES                                    -               (411,750)
                                                                             -----------         -----------

 NET LOSS                                                                    $  (123,203)        $  (550,168)
                                                                             ===========         ===========

 NET LOSS PER COMMON SHARE                                                   $    ( .050)        $     (.166)
                                                                             ===========         ===========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    2,485,567           3,310,025
                                                                             ===========         ===========





           See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                                            1995                      1994
                                                                         ----------                ----------
                                                                         (Unaudited)               (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                         $  (670,298)             $   (569,655)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Amortization                                                          -                       71,880
         Consulting fees                                                     69,494                      -
         Write-off of bad debt                                                 -                       32,615
         Unrealized loss on marketable equity securities                    306,355                   411,750
         Changes in assets and liabilities
            Increase in restricted cash                                     (17,000)                     -
            Decrease in receivables - net                                      -                       17,759
            Decrease in other assets                                            375                      -
            Decrease in accounts payable and
               accrued expenses                                             (59,200)                  (76,269)
                                                                        -----------              ------------

       Net cash used in operating activities                               (370,274)                 (111,920)
                                                                        -----------              ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of investment                                              (500,000)                     -
       Net (payments) proceeds to/from affiliates                           (63,000)                  (64,291)
       Decrease in note receivable                                          345,000                (1,050,000)
       Purchase of certificate of deposit                                  (130,000)                     -
                                                                        -----------              ------------

       Net cash used in investing activities                               (348,000)               (1,114,291)
                                                                        -----------              ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Principal repayments on notes                                            -                      (30,000)
      Proceeds from issuance of common stock                                   -                    3,165,566
      Repurchase of stock                                                (1,623,375)                     -
                                                                        -----------              ------------

      Net cash provided by (used in) financing activities                (1,623,375)                3,135,566
                                                                        -----------              ------------

 NET INCREASE (DECREASE) IN CASH                                         (2,341,649)                1,909,355

 CASH - BEGINNING OF PERIOD                                               2,357,600                       119
                                                                        -----------              ------------

 CASH - END OF PERIOD                                                   $    15,951              $  1,909,474
                                                                        ===========              ============

 SUPPLEMENTAL DISCLOSURE ON NON-CASH
    FINANCING ACTIVITY
   Return of certain marketable equity securities in
    exchange for the cancellation of 375,000 shares of
     the company's common stock                                         $   114,151              $       -
                                                                        ===========              ============


           See notes to condensed consolidated financial statements.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994


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

NOTE 4 - MARKETABLE EQUITY SECURITIES

On July 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 relating to investments in debt and equity securities. The adoption of SFAS 115 has changed the Company's reporting for investments. The Company has classified all marketable equity securities as trading, as management of the Company plans to sell these securities in the near future. At March 31, 1995, the Company recognized unrealized holding losses of $306,355.

In November 1994, the Board of  Directors approved the return of North American

Technologies Group Inc. (NATK) and Florida West Airlines, Inc. (FWA) stock in exchange for the Company's stock because certain business transactions that were contemplated at the time of the original transfer were not pursued. The Company returned 122,142 shares of NATK in exchange for cancellation of 350,000 shares of the Company's stock and 35,000 shares of FWA in exchange for cancellation of 25,000 shares of the Company's stock. The aggregate value of the securities on the date of exchange was $114,151. Also in February 1995, the Board of Directors approved the transfer of an additional 74,358 shares of NATK, valued at $69,494, held by the Company to the original holders of the stock in consideration for certain consulting services provided by such stockholders. The original transaction, approved in November 1993, provided for the Company to receive 250,000 shares of NATK and 25,000 of FWA for 1,000,000 shares of the Company's stock. This transaction was effected in July 1994. The net result of these transactions taking into account the various transfers that occurred in November 1994 and February 1995, was that the Company retained 53,500 shares of NATK in return for the issuance of a net amount of 625,000 shares of the Company's common stock. In July 1994, the Company sold the remaining 53,500 shares of NATK for $50,000.

                    SECTOR ASSOCIATES, LTD.  AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994


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

NOTE 6 - INVESTMENT IN EASTWIND

In January 1995, the Company entered into an agreement to purchase 200,000 shares of common stock, 250,000 Class A Warrants (1 share of common stock for $4.00), 187,500 Class B Warrants (1 share of common stock for $5.50), 250,000 Class C Warrants (1 share of common stock for $8.80) of Eastwind Group, Inc. (Eastwind) for $500,000. The 200,000 shares represent approximately 21% of the 966,000 shares outstanding of Eastwind.

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

                 RESULTS OF OPERATIONS

         For the quarter ended March 31, 1995, the Company incurred a net loss of $123,203 on revenue consisting of interest income of $954. For the nine months ended March 31, 1995, the Company incurred a net loss of $670,298 on revenue consisting of interest income of $38,597. The Company's nine month period net loss was principally attributed to operating expenses of $402,540 and an unrealized loss on marketable equity securities of $306,355. A substantial portion of the operating expenses consisted of the write-off of an advance to TSS, Ltd. of $175,000 in July, 1994. For the equivalent prior year three month period, the Company had realized interest income of $18,272 with a resulting net loss of $550,168.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets of $810,951 as of March 31, 1995, consisted of cash of $15,951, investments in securities of $550,000, a note receivable of $35,000 and other assets totalling $147,000. After giving effect to $25,991 of accounts payable, the Company's net worth as of March 31, 1995 was $784,960.

         During the quarter, the Company's resources were applied toward the expenses associated with identifying and performing due diligence examinations in connection with potential acquisition candidates, as well as the equity investment in Eastwind.

         During the quarter, the Company's liquidity and capital resources were effected by a continued reorganization of the Company's outstanding capitalization. During February 1995, the Company transferred 74,358 shares of North American Technologies Group, Inc. ("NATK") to two existing stockholders (one of whom is a principal stockholder of the Company) in consideration for certain consulting services. Subsequently, the remaining 53,500 shares of NATK were sold during July 1995 for a promissory note of $50,000 which was repaid during August 1995.

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

         The Company's historical and current liquidity and capital resources have been based on its activities as a shell corporation with little or no operations, however, the Company's operations will materially change upon the closing of the Plan of Reorganization with VSL. In order to complete the closing of the Plan of Reorganization, the Company will need to secure additional capital so that upon the date of closing, it has a net worth of $800,000. Toward this end, the Company has initiated a private placement transaction whereby it seeks to raise the sum of approximately $750,000 through the sale to a limited member of consolidated investors of up to 336,000 Units for a purchase price of $2 per Unit. Each Unit is to consist of ten (10) shares of Common Stock and thirty-five (35) Common Stock Purchase Warrants that bear an excercise price of $.43 per share.

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

                                           SECTOR ASSOCIATES, LTD.

Dated: November 5, 1995                    /s/Andrew Panzo
      ------------------------             -----------------------------
                                           ANDREW PANZO
                                           President
                                           (Principal Executive Officer)

Dated: November 5, 1995                    /s/Cecile T. Coady
      ------------------------             -----------------------------
                                           CECILE T. COADY
                                           Secretary and Treasurer
                                           (Principal Accounting Officer)