Form 10KSB
period 1995-06-30
SECTOR ASSOCIATES LTD
filed 1995-12-07
CIK 785081

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

              / X / Annual Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    for the fiscal year ended June 30, 1995

              /   / Transition Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to ___________

                        Commission File Number: 0-17827
                                               --------

                             SECTOR ASSOCIATES, LTD.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                    11-2788282
--------                                                    ----------
(State or other                                 (I.R.S. Employer Identification No.)
jurisdiction of
incorporation
or organization)

401 City Avenue, Suite 725
Bala Cynwyd, Pennsylvania                                19004
------------------------------------------               --------------
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number (610) 660-5906

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Classes:
                               -----------------

                          Common Stock, $.10 par value
                                Class B Warrants
                                     Units

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1) Yes      No  X       (2) Yes  X   No
                          -----   -----            -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [___].

         The number of shares outstanding of the Registrant's sole class of common stock as of December 7, 1995 was 3,247,127 shares.

         The Issuer's revenue for its most recent fiscal year was $39,988.

         The aggregate market value of the voting stock held by non-affiliates as of November 24, 1995 was approximately $32,471. This determination was based upon an assumed nominal value of $.01 per share in view of the absence of any trading activity in the Company's Common Stock since November 2, 1993.

         Documents Incorporated by Reference:  NONE

                                     PART I

ITEM 1.  Description of Business.

GENERAL

         Sector Associates, Ltd. (formerly "Action Associates, Inc.", and thereafter, "SRSI Capital Group, Inc.") was incorporated under the laws of the state of Delaware on November 4, 1985 for the purpose of seeking business opportunities which, in the opinion of management, offered a potential for profit including the acquisition of existing businesses or the acquisition of assets sufficient to establish an active business for the Company.

         Following the brief ownership of South Richmond Securities, Inc. in 1986, the Company commenced active business operations in 1987 upon the acquisition of ToSi, Inc. ("ToSi"). From 1987 until January 1993, through its ToSi subsidiary, the Company operated a number of retail furniture stores in the South Florida region that featured Thomasville furniture. The operations of ToSi, however, were characterized by recurring losses and by January 1993, the Company was caused to abandon the business, discontinue its operations and close all of its remaining retail operations. In November 1993, an affiliate of the Company's then principal stockholder acquired 100% of the stock of ToSi in consideration for agreeing to indemnify the Company against certain outstanding liabilities of ToSi. This was completed in conjunction with a broad-based reorganization of the Company's outstanding finances and recapitalization that occurred during November 1993.

         From March 1993 until June 1993, the Company also briefly engaged in the printing and graphic arts business following the acquisition of Drew Communications Group, Inc. ("Drew"). The business of Drew, however, incurred immediate and unexpected operating losses and was subject to certain unanticipated liabilities. By August 1993, management elected to suspend, and thereafter discontinue, the operations of Drew. The Company's financial statements do not give effect to the continued ownership of Drew.

         During July, 1993, the Company initiated legal proceedings against the former owner of Drew alleging material misrepresentations in the inducement of the original acquisition. Concurrently, the former owner of Drew initiated a legal proceeding against the Company and its former principal stockholder compelling the delivery of the remainder of the acquisition price.

         A settlement between the parties occurred during 1993 pursuant to which the former principal stockholder of the Company agreed to pay $20,000 to the former owner of Drew to secure a full release and settlement of all claims relating to the acquisition. In consideration for his agreement to assume the responsibility for the liabilities associated with the settlement, and in conjunction with a broad-based reorganization of the Company, 100% of the stock of Drew was sold to the Company's former principal stockholder during November 1993.

         In view of the discontinuation of the Company's former active business operations, management's goals since the Summer of 1993 have been to seek to enter into strategic business combinations involving either acquisitions of assets or stock, mergers, reorganizations, consolidations or other transactions that are likely to capitalize on the Company's status as a public company. The Company may also use existing capital and stock to acquire assets or stock in an effort to commence a new business enterprise rather than combine with an existing business.

         To facilitate its goals, during November 1993, the Company reorganized certain of its outstanding finances and capitalization in connection with the commencement of a private placement intended to generate capital resources for the Company. The reorganization entailed the sale of 1,132,917 shares by the Company in a series of private placement transactions for aggregate consideration of $3,110,875 plus securities which at the time of sale had a market value of $1,173,000 (taking into account a 40% discount to market at that time).

         In conjunction with its reorganization, the Company also entered into a number of transactions with George Levin, its former Chairman of the Board of Directors and former principal stockholder, as follows: (1) Mr. Levin exchanged approximately $769,000 of indebtedness owed to him by the Company in return for 219,717 newly issued shares of common stock; (2) the Company sold to an affiliate of Mr. Levin 100% of its interest in the common stock of its former ToSi subsidiary and agreed to distribute to Mr. Levin a certain leasehold interest (which effectively was assigned as of January 1, 1994) in consideration for Mr. Levin's agreement to indemnify the Company against certain liabilities of ToSi; and (3) the Company sold to an affiliate of Mr. Levin 100% of its interest in the common stock of its former Drew subsidiary in consideration for Mr. Levin's agreement to indemnify the Company against certain liabilities of Drew. See "ITEM 12. Certain Relationships and Related Transactions" and "ITEM 6. Management's Discussion and Analysis or Plan of Operations."

         The Company's outstanding capitalization was again significantly reorganized during the fourth quarter of calendar 1994 and the first quarter of calendar 1995 when in two separate transactions the outstanding shares of the Company's stock were reduced from 3,310,025 to 2,034,129 by virtue of a partial surrender and subsequent redemption of stock. See "ITEM 6. Management's Discussion and Analysis or Plan of Operations" and "ITEM 12. Certain Relationships and Related Transactions."

         From January 1994 through September 1995, management performed initial feasibility studies and conducted due diligence examinations in connection with the identification of a significant number of acquisition candidates. More detailed due diligence examinations were performed by the Company's professional advisers, on-site visits conducted and acquisition documents prepared in connection with approximately five of these candidates.

         Recent Equity Investment

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

         Each Class A, B and C Common Stock Purchase Warrant entitles the holder to purchase one share of Eastwind common stock at an exercise price of $4, $5.50 and $8, respectively, until March 10, 2005, however, these exercise prices were subsequently reduced to $3, $4 and $6, respectively. Each of the Class A, B and C Common Stock Purchase Warrants are redeemable by Eastwind, upon 30 days written notice, in whole or in part, at a redemption price of $.001 per warrant, provided Eastwind has at the time of redemption satisfied certain affirmative financial covenants.

         The Eastwind Warrants were sold by the Company in a private transaction during June 1995 for the price of $100,000. See "ITEM 12. Certain Relationships and Related Transactions." The Company intends to distribute the Eastwind Shares to its stockholders of record as of November 3, 1995 in December 1995.

PENDING ACQUISITION OF VIRAGEN (SCOTLAND) LIMITED

         On September 20, 1995, the Company entered into an Agreement and Plan of Reorganization pursuant to which the Company has agreed to acquire 100% of the issued and outstanding stock of Viragen (Scotland) Limited ("VSL") in exchange for the distribution to Viragen, Inc., the sole stockholder of VSL, of newly issued shares of convertible preferred stock that upon conversion will represent 78,400,000 shares of Common Stock or approximately ninety four percent (94%) of the issued and outstanding shares of the Company.

         Through an exclusive license granted by Viragen Technology, Inc., VSL has secured certain exclusive rights to engage in the research, development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon. Pursuant to these rights, on July 20, 1995 VSL entered into a License and Manufacturing Agreement with the Common Services Agency of Scotland ("Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture VSL's natural human interferon for exclusive distribution within the European Union and non-exclusively worldwide in return for preferential access to the drug for Scottish patients at a preferential price. VSL is a newly formed subsidiary of Viragen, Inc. which commenced operations concurrent with the execution of its agreement with the SNBTS. VSL had no material assets or liabilities as of September 20, 1995. Viragen, Inc. is a publicly held company.

         The term of the License and Manufacturing Agreement is for a five-year period with two additional five-year extension terms at the option of VSL. The Agreement also contains provisions protecting proprietary rights of VSL and Viragen and the preclusion of certain competitive activities by the Agency.

         VSL has been organized by Viragen to undertake clinical trials in the European Union ("EU") and for sale of Viragen's natural alpha interferon and related products in the EU and other countries outside the United States. Viragen has transferred patent and related proprietary rights associated with the production of its natural interferon ("Product") and related technology to VSL for this purpose. The Agency has committed to manufacture the Product in sufficient scale to accommodate the EU clinical trials and, subsequently, for limited commercial sales in amounts to be agreed upon by the parties. The Agency is also expected to conduct studies relevant to the Product and cooperate with VSL and Viragen Technology, Inc. to enable them to comply with the laws and regulations of the EU in connection with the laws and regulations of the EU's regulatory authorities in connection with the production, clinical trials and distribution of the Product.

         VSL and Viragen Technology, Inc., pursuant to the License and Manufacturing Agreement, will provide the Agency with full access to the proprietary technology and specialized equipment, provide suitable training to the Agency's personnel and defray all costs associated with securing permits and regulatory approvals, augmenting the Agency's facilities, if necessary, to manufacture the Product and secure documentation substantiating compliance of the Product with United Kingdom and/or EU regulatory requirements. The Agency will receive compensation for Products manufactured for use in clinical trials in the EU, for Products manufactured for sales prior to obtaining new drug application approval, and for sales following such approval, at varying percentages in relation to manufacturing costs. Products manufactured and utilized for humanitarian purposes or for medical use by Scottish patients will be made at substantially discounted prices.

         In accordance with EU regulations, Viragen's injectable Product is classified as a group of "proteins identical to naturally occurring human polypeptides and proteins." The EU regulations generally provide for a more abbreviated amount of preclinical studies for naturally occurring substances such as VSL's Product than for genetically engineered products. Accordingly, VSL hopes to receive a more expeditious review of the various EU processes and clinical trials prerequisite to market approval.

         In order to conduct clinical trials, the Scottish manufacturing plant must be approved by UK and/or EU regulatory authorities under approved manufacturing Standard Operating Procedures. Viragen has engaged professionally recognized consultants familiar with the European regulatory process to assist in all matters prerequisite to UK and/or EU approval. The SNBTS will provide its best efforts, working in conjunction with Viragen, to obtain a manufacturing license and subsequent product approval at the conclusion of the EU/UK clinical studies. At such time as the SNBTS obtains a manufacturing license for Viragen's Product, Viragen intends to seek U.S. FDA manufacturing approval of the Scottish manufacturing facility. There can be no assurance or guarantee that the EU/UK regulators will approve the manufacturing facility or permit clinical testing and distribution of Viragen's product within the EU, or that the FDA will license or approve the

Scottish manufacturing facility or Viragen's Product for clinical trials and subsequent distribution in the United States.

         Viragen's primary product (the "Product") is a natural human leukocyte alpha interferon. Medical studies show that natural interferon is a group of proteins that inhibit malignant cell growth without materially interfering with normal cells. Natural interferon stimulates and modulates the human immune system and, in addition, impedes the growth and propagation of various viruses. The Product is a natural product procured from human white blood cells. Omniferon is the tradename for Viragen's Product in injectable form. Viragen has primarily been working with human leukocyte alpha interferon which is one of the body's natural defenses to foreign substances such as viruses, and is so named because it "interferes" with viral growth. Interferon consists of multiple protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body.

         There are two basic types of alpha interferon differentiated primarily by their method of manufacturer and resultant composition. The first, as produced by Viragen, is natural, human leukocyte alpha interferon produced by stimulated human white blood cells. The human white blood cells are cultivated and stimulated by the introduction of an FDA approved harmless virus that induces the cells to produce natural interferon which, importantly contains multiple subtypes. The natural interferon is then extracted and purified by special processes to produce a highly concentrated product for clinical use. The second, recombination alpha interferon, is a genetically engineered synthetic interferon produced by recombinant DNA techniques ("Synthetic Interferon") (not from human leukocytes) and contain only one subtype.

         Studies have indicated that there may be significant differences between the use of Natural Interferon and Synthetic Interferon. Medical studies have found that treatment with Synthetic Interferon in certain cases may cause an immunological response ("Neutralizing and/or Binding Antibodies") that reduces the effectiveness of the treatment in a segment of the patient population. Viragen believes that the production of Neutralizing and/or Binding Antibodies is virtually non-existent in patients treated with Natural Interferon. Furthermore, primarily due to other differences including dosage requirements (less of the natural product may be required to treat the subject diseases), the side effects of treatment with natural interferon, in most instances, appears to be far less severe.

         Closing of the Agreement and Plan of Reorganization is contingent upon the successful completion of certain conditions precedent and upon the Company securing certain additional funding so as to achieve a net worth of approximately $800,000. In this regard, the Company is currently undertaking a private placement of 336,000 units, with each unit consisting of ten (10) shares of Common Stock and thirty-five (35) Common Stock Purchase Warrants offered at $2.23 per unit ("Unit"). As of the date of this Report, the Company has sold 156,951 Units, raising approximately $350,000 of the $750,000 anticipated to be raised under the private placement. The proceeds of this offering are anticipated to be used to satisfy the conditions precedent of the Agreement and Plan of Reorganization, discussed below. See "ITEM 6. Management's Discussion and Analysis or Plan of Operations."

         Upon closing of the Agreement and Plan of Reorganization, the Company's operations, activities and management will significantly change. In the event the Agreement and Plan of Reorganization does not successfully close, the Company will continue its prior operations of seeking potential business combinations.

         The Company does not intend to operate as an investment company and subject itself to regulation under the Investment Company Act of 1940. It, therefore, will not, among others, engage in the business of investing, reinvesting, owning, holding or trading in securities or own or acquire investment securities (defined in the Investment Company Act as all securities other than government securities, securities issued by employees' securities companies, and securities issued by majority-owned subsidiaries of the owner which are not investment companies) having value exceeding 40% of the value of the Company's total assets (exclusive of government securities and cash items) on an unconsolidated basis.

ITEM 2.  Description of Property.

         As of the date of this Report, the Company owns no interest in any real property. A leasehold interest formerly held by the Company was assigned to its former principal stockholder effective as of January 1, 1994. See "ITEM
12.  Certain Relationships and Related Transactions."

         Executive offices are presently maintained, on an interim basis, at no cost to the Company, at the offices of its President at 401 City Avenue, Suite 725, Bala Cynwyd, Pennsylvania. The Company will likely relocate its executive offices in connection with the completion of a business combination. In the interim, however, it does not intend to incur any material rental obligations.

ITEM 3.  Legal Proceedings.

Woods Vs. Sector:

         In July 1994, the Plaintiff filed a suit against the Company in the Circuit Court of Dade County, Florida alleging that (i) the Company collected certain receivables of Drew Communications Group, Inc. in which the Plaintiff held a security interest, and (ii) that the Company had a duty as a stockholder to liquidate Drew Communications Group, Inc. for the benefit of the creditors. The Company has several meritorious defenses to these claims. At the present time, the Company has filed a motion to dismiss the lawsuit on the grounds that the Court lacks jurisdiction to hear the claims. The Company's former principal stockholder has assumed the defense of this matter on behalf of the Company and has agreed to indemnify the Company from any loss resulting from this litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

         A.      Market Information

                 From February 1990 until October 1993, the Company's Common Stock traded on the NASDAQ small-cap market under the symbol "SXTR". During October 1993, the Company's Common Stock was removed from the NASDAQ System. Presently, the Company's shares are eligible to trade on the significantly less liquid over-the-counter market. However, there has been no trading in the Company's Common Stock since November 2, 1993.

                 The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock during the fiscal years ended June 30, 1992 and June 30, 1993, the first quarter of the fiscal year ended June 30, 1994 and the period from October 1, 1993 through November 2, 1993 (the date on which trading ceased).

                               BID                      ASK
                               ---                      ---
Fiscal 1992               HIGH    LOW              HIGH     LOW
-----------               ----    ---              ----     ---
First Quarter             1           7/8            15/16    1/4
Second Quarter              1/16  1                1-5/16     1/8
Third Quarter             1-3/16    15/16          1-13/16    1/8
Fourth Quarter            1-5/16    15/16            1/2      1/8

Fiscal 1993
-----------

First Quarter               1/2     1/8            1-3/4    1-3/8
Second Quarter            1-5/8   1-3/8            1-7/8    1-5/8
Third Quarter             1-5/8     1/2            1-7/8    1-13/16
Fourth Quarter            1-5/8     1/2            1-15/16    5/8

Fiscal 1994
-----------

First Quarter             1-3/4     1/4            2-1/4      1/2
Second Quarter            1-1/2     3/8            1-11/16    5/8
 (Oct. 1-Nov. 2)


         The high and low prices identified above have been as reported to the Company by the National Quotations Bureau, Inc., and are rounded to the nearest sixteenth. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         B.      Cumulative Effect of Reverse Stock Splits

                 The number of shares of common stock reflected in this Report have been adjusted to take into account the cumulative effect of a 1 for 2 reverse stock split during July 1993 and a 1 for 10 reverse stock split during December 1993.

         C.      Holders

                 To the best knowledge of the Company, the number of record holders of the Company's common stock as of December 6, 1995 is 207. A significant number of the Company's securities are held by financial institutions in "street name". Accordingly, management cannot be certain of the precise number of beneficial owners, but has reason to believe that there are at least 300 beneficial holders.

         D.      Dividends

                 The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds to satisfy the conditions precedent to the Agreement and Plan of Reorganization.

                 On or about October 23, 1995, the Company declared a dividend to the record holders of the Company as of November 3, 1995. The dividend consisted of the pro-rata distribution of the Eastwind shares which is anticipated to occur in December 1995.

         E.      Preferred Stock

                 Within the limitations and restrictions contained in the Company's Certificate of Incorporation, the Board of Directors has authority, without further action by the stockholders, to issue up to 2,500,000 shares of Preferred Stock, $.01 par value, in one or more series and to fix, as to any such series, the dividend rate, redemption prices, preferences on liquidation or dissolution, sinking fund terms, if any, conversion rights, voting rights and any other preference or special rights and qualifications. Shares of Preferred Stock issued by the Board of Directors could be utilized, under certain circumstances, to make an attempt to gain control of the Company more difficult or time consuming. For example, shares of Preferred Stock could be issued with certain rights which might have the effect of diluting the percentage of Common Stock owned by a significant stockholder or issued to purchasers who might side with management in opposing a takeover bid which the Board of Directors determines is not in the best interests of the Company and its stockholders. This provision may be viewed as having possible anti-takeover effects. A takeover transaction frequently affords stockholders the opportunity to sell their shares at a premium over current market prices. Except as provided hereafter, the Board of Directors has not authorized any series of Preferred Stock, and there are no agreements, understandings or plans for the issuance of any Preferred Stock.

                 In connection with the Agreement and Plan of Reorganization, the Company has designated 2,000,000 shares of Series B Convertible Preferred Stock ("Series B Convertible Preferred Stock") where each share of Series B Convertible Preferred Stock is convertible into 39.1 shares of Common Stock of the Company.

         F.      Warrants

CLASS F WARRANTS

                 In connection with private placement transactions undertaken during Fiscal 1993, the Company issued 618,750 Class F Warrants. Each Class F Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $7.50 until November 1, 1998. The Class F Warrants are redeemable on not less than 30-days written notice provided the average of the closing bid prices of the Common Stock as reported by The NASDAQ Stock Market or on the over-the-counter market (or equivalent sale prices if the Common Stock is listed on a national exchange or the NASDAQ National Market System) equals or exceeded an average price of $10.00 for the 30 consecutive trading days ending within 15-days of the notice of redemption.

CLASS B WARRANTS

         To reflect the cumulative effect of two reverse stock splits (see subparagraph "B" herein) and a twenty (20%) percent stock dividend granted to non-affiliates on July 30, 1993, the exercise price and number of common shares issuable upon the exercise of the outstanding Class B Warrants have been adjusted. As adjusted, each Warrant entitles the holder to purchase .0537 shares, whereby approximately 18.62 Class B Warrants must be exercised to receive one share of stock. Accordingly, the Class B Warrants bear an exercise price of $9.30 per share.

         The Class B Warrants were scheduled to expire on June 30, 1994, however, by resolution of the Board of Directors, the expiration date thereof has been extended until June 30, 1996.

GENERAL

         The Company's outstanding warrants provide for adjustment of the exercise price and for a change in the number of shares issuable upon exercise to protect holders against dilution in the event of a stock dividend, stock split, combination or reclassification of the Common Stock. The Warrants may be exercised upon surrender of the Warrant Certificate on or prior to the expiration date (or earlier redemption date) of such Warrant at the offices of the Company's transfer agent, with the form of "Election to Purchase" completed and executed as indicated, accompanied by payment of the full exercise price (by certified or bank check, payable to the order of the Company), for the number of shares with respect to which the Warrant is being exercised. Shares issued upon exercise of Warrants and paid for in accordance with the terms of the Warrants will be fully paid and non-assessable.

         The Warrants do not confer upon the holder thereof any voting or other rights of the Stockholder.

ITEM 6.  Management's Discussion and Analysis or Plan of Operations.

Results of Operations.

         For the year ended June 30, 1995, the Company incurred a net loss of $805,005. With the exception of interest income of $39,988, the Company had no operations during the year. The Company's net loss was attributed to general and administrative expenses of $363,638; an unrealized loss on decline in market value of investment securities of $306,355 and a write-off of a loan deemed uncollectible of $175,000.

         For the year ended June 30, 1994, the Company incurred a net loss of $1,082,059. With the exception of rental income of $125,370 from the Company's leasehold interest (which was subsequently assigned to the Company's former principal stockholder), the Company had no operations during the year. The Company's net loss was principally attributed to general and administrative expenses of $496,607; an unrealized loss on decline in market value of investment securities of $633,000 and a loss on the disposal of the ToSi subsidiary of $102,252.

         With the exception of the amortization of leasehold rights which is only applicable to the fiscal period ended June 30, 1994, the Company's general and administrative expenses were principally incurred in connection with the identification and due diligence examination of a number of acquisition candidates. As a general matter, the Company conducts initial due diligence examinations of acquisition candidates through its own officers or directors. Thereafter, provided the initial review was satisfactory, the Company's professional advisers would be engaged to review certain legal and accounting aspects of the transaction, and thereafter the appropriate legal documentation would be prepared.

         For the fiscal period ended June 30, 1995, general and administrative expenses consisted principally of legal and accounting of approximately $142,685; general and travel expenses of approximately $78,190 and due diligence expenses of approximately $142,763.

         For the fiscal period ended June 30, 1994, general and administrative expenses consisted principally of legal and accounting of approximately $360,000; amortization of leasehold rights of $72,000; travel expenses of approximately $15,000 and general and due diligence expenses of approximately $26,000.

         The draw upon the Company's general and administrative expenses is dependent upon the frequency and scope of review of acquisition candidates. However, in view of the pending acquisition of VSL, it is likely that the Company's business will change such that costs involved in the review of acquisition candidates will not be material in the foreseeable future.

         Further reference to information relative to the Company's results of operations for the year ended June 30, 1995, and comparative information relative to the year ended June 30, 1994 can be obtained upon review of the financial statements made a part of this Report. In view, however, of the discontinuation of the ToSi and Drew operations and in light of the potential acquisition of VSL, reference to past results of operations will, in management's view, provide no meaningful information about the Company's anticipated results of operations or other relevant trends which would be material in evaluating an investment in the Company.


Liquidity and Capital Resources.

         As of June 30, 1995, the Company's assets consisted exclusively of cash, certificates of deposit, notes, receivables and investments of $741,071. As of June 30, 1995, the Company's liabilities consisted exclusively of $90,818 of accounts payable. The Company's net worth as of June 30, 1995 was $650,253.

         The Company's cash and other assets were realized after November 1993 in conjunction with certain private placement transactions. These transactions were undertaken in conjunction with a broad-based recapitalization and reorganization of the Company that commenced in November 1993. Since November 1993, the Company completed the private placement of 1,132,970 shares ("Private Placement") for aggregate consideration of $3,110,875, plus securities which at the time of sale had a value of $1,173,000 (inclusive of a 40% discount from the market value at that time). As of June 30, 1994, the aggregate fair market value of these securities (applying consistent discounting) was $540,000. This $633,000 reduction in fair market value has been considered a permanent impairment and has been reflected as an unrealized loss on the Company's Statement of Operations.

         Pending its identification and consummation of a business combination, the Company's resources have been applied towards a series of short-term loans intended to generate revenue from interest income. During the year ended June 30, 1995, the Company generated interest income of $39,988 on short-term loans. All of the loans made by the Company were repaid prior to fiscal year end June 30, 1995. In addition to interest income in February 1995, the Company received 10,000 shares of an unaffiliated private corporation in consideration for the advancement of certain funds in connection with a transaction with a former director. See "ITEM 12. Certain Relationships and Related Transactions."

         A loan in the principal amount of $175,000 made to TSS, Ltd., an unaffiliated company, has not been repaid, and the Company was informed that TSS no longer had adequate capital resources to remain in operation as a going concern. Accordingly, the Company wrote off the entire advance, which results in a charge of $175,000 during the year ended June 30, 1995.

         The Company generated proceeds from the sale of certain of its securities held for investment. During July 1995, the Company entered into a Stock Purchase Agreement which effectuated the sale of the balance of the 53,500 shares of North American Technologies Group, Inc. to an associate of one of the Company's principal stockholders for a promissory note of $50,000 which was paid during August 1995. In addition, the Company entered into a Warrant Purchase Agreement which effectuated the sale of the Eastwind Class A, B and C Warrants for $100,000. Certain of these sales were to associates of one of the Company's principal stockholders. See "ITEM 12. Certain Relationships and Related Transactions."

         The Company's resources were also applied to institute the redemption of certain outstanding shares and an investment in Eastwind.

         During November 1994, the Company instituted the redemption and repurchase of 644,563 shares from individuals who had purchased shares in the Company's November 1993 private placement at prices of $2.50 and $3.50. Additionally, the shares of a principal stockholder who had participated in the private placement at a price of $1.50 were also redeemed. The aggregate redemption price was $1,623,375. See "ITEM 12. Certain Relationships and Related Transactions."

         In March 1995, the Company completed the purchase of a minority interest in the outstanding securities of Eastwind for an aggregate purchase price of $500,000. The shares of common stock purchased in this transaction were not intended to remain as long-term assets of the Company, and were distributed to the stockholders of record of the Company as of November 3, 1995. See "ITEM 1. Description of Business" and "ITEM 12. Certain Relationships and Related Transactions."

         The Company's liquidity and capital resources were also effected by a reorganization of the Company's outstanding capitalization during late 1994 and early 1995. From October through November 1994, three of the Company's principal stockholders and one other stockholder agreed to surrender for cancellation 600,000 shares of the Company's common stock. In return, the Company returned to these stockholders 122,142 of 250,000 shares of common stock of North American Technologies Group, Inc. ("NATK") and all 35,000 shares of Florida West Airlines, Inc. ("FWST"). At the time, these shares had been recorded as assets on the financial statements of the Company with a book value of $233,645. Also, during February 1995, the Company transferred 74,358 shares of NATK to two existing stockholders (one of whom is a principal stockholder of the Company) in consideration for certain consulting services. Subsequently, the remaining 53,500 shares of NATK were sold during July 1995 for a promissory note of $50,000 which was repaid during August 1995. See "ITEM 12. Certain Relationships and Related Transactions."

         The Company's historical and current liquidity and capital resources have been based on its activities as a shell corporation with little or no operations, however, the Company's operations will materially change upon the closing of the Plan of Reorganization with VSL. In order to complete the closing of the Plan of Reorganization, the Company will need to secure additional capital so that upon the date of closing, it has a net worth of $800,000. Toward this end, the Company has initiated a private placement transaction whereby it seeks to raise the sum of approximately $750,000 through the sale to a limited number of consolidated investors of up to 336,000 Units for a purchase price of $2.23 per Unit. Each Unit consists of ten (10) shares of Common Stock and thirty-five (35) Common Stock Purchase Warrants that have an exercise price of $.43 per share. On November 3, 1995, the Company realized gross proceeds of approximately $350,000 through the sale of 156,951 Units to FAC Enterprises, Inc. See "ITEM 12. Certain Relationships and Related Transactions."

Effects of Inflation

                 The Company does not expect inflation to materially effect its results of operations.

ITEM 7.  Financial Statements.

         Financial Statements are set forth at ITEM 13A hereof.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         On November 29, 1995, the Registrant received notice from its independent auditors Grant Thornton, LLP that it declined to stand for re-election. On November 1, 1995, the Registrant's Board of Directors authorized the selection and engagement of the firm of Cogen Sklar LLP of 150 Monument Road, Suite 500, Bala Cynwyd, Pennsylvania 19004 to act as the Registrant's independent auditors. Prior to their engagement, no events or consultations occurred which would require disclosure of the type specified in Item 304 of Regulation S-B.

         During the Registrant's two most recently completed fiscal years and the interim period through November 29, 1995, there were no "reportable events" with Grant Thornton, LLP which require disclosure under Item 304 of Regulation S-B. However, the report of Grant Thornton, LLP for the fiscal year ended June 30, 1994 contained a qualification relative to the Registrant's ability to continue operations as a going concern and was modified so as to emphasize certain related party transactions. With this exception, the reports of Grant Thornton, LLP for the Registrant's last two fiscal years did not contain any adverse opinion or disclaimer of opinion.

         There existed no disagreements with the former accountant as to any matters relative to accounting principles and practices, financial statement disclosure or auditing scope and procedure.


                                    PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

A.       Identification of Executive Officers and Directors

         The following table sets forth certain information with respect to each of the executive officers and directors of the Company. Each of the directors named below will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified.

Name                              Age      Position
----                              ---      --------
Andrew Panzo                      30       President and Director

Cecile T. Coady                   42       Secretary/Treasurer and Director

B.       Significant Employees

         None.

C.       Family Relationships

         There is no family relationship between any director or executive officer.

D.       Business Experience

         The following is a brief summary of the business experience of the Company's Directors and Executive Officers during the past five years:

         Andrew Panzo      - has been the Company's President since November
17, 1993. Mr. Panzo is the President of American Maple Leaf Financial Corporation, a Philadelphia-Pennsylvania based investment banking firm where he specializes in corporate finance and analysis for development stage companies. Mr. Panzo is also director of The Eastwind Group, Inc. and NAL Financial Group Inc.

         Cecile T. Coady   - has a been a Director and Officer of the Company
since November 17, 1993. Ms. Coady is an Officer and/or Director of several privately held corporations, including Exchequer Services Corporation, a Philadelphia, Pennsylvania based consulting firm.

ITEM 10.         Executive Compensation.

         None of the current executive officers of the Company received any cash or other compensation during the fiscal year ended June 30, 1995.

Current Employment Arrangements

         The Company has no current employment arrangements with any of its directors or executive officers. The Company does not intend to pay salaries to any of its executive officers until a business combination is completed. All employees will be reimbursed for out-of-pocket expenses. Consulting fees may be paid for services provided in connection with the identification and investigation of a business opportunity.

ITEM 11.         Security Ownership of Certain Beneficial Owners and
                 Management.

                 The following table sets forth, as of December 7, 1995, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding common stock. Also sets forth in the table is the beneficial ownership of shares of the Company's outstanding common stock, as of such date, of all officers and directors, individually and as a group.

                                                                  Shares owned            Percentage
                                                                  Beneficially            of
                                                                  and of                  Outstanding
                                                                  Record(1)
                                                                  --------------

                                                                                          Shares(2)
                                                                                          -----------
George Levin(3)                                                     219,717                      6.7%
16507 N.W. 8th Avenue
Miami, FL  33169

Andrew Panzo(4)                                                      35,000                       *
401 City Avenue
Suite 725
Bala Cynwyd, PA  19004

Cecile T. Coady(5)                                                    7,500                       *
c/o 401 City Avenue
Suite 725
Bala Cynwyd, PA  19004

FAC Enterprises, Inc.(6)                                          1,569,510                     48.3%
2715 Meadowood Drive
Ft. Lauderdale, FL  33332

GRA Investments Corp.(7)                                            479,687                     14.7%
2715 Meadowood Drive
Ft. Lauderdale, FLA 33332

All Directors and Officers                                           42,500                      1.3%
as a Group (2 Persons)

----------------------------


*Less than 1%.

(1) Each stockholder listed in the table possesses either sole or shared voting and investment power with respect to the shares listed opposite the holder's name.

(2) Calculated based upon the outstanding number of shares (3,247,127) as of the date of this Report.

(3) Reflects shares held by Madison House Group Partnership, an affiliate of Mr. Levin. Mr. Levin had served as Chairman of the Board of Directors until his resignation effective December 31, 1994.

(4) Includes 20,000 shares owned of record by American Maple Leaf Financial Corporation. Mr. Panzo is a director, officer and principal stockholder of American Maple Leaf Financial Corporation. See "ITEM
         12.  Certain Relationships and Related Transactions."

(5) Includes 7,500 shares owned by Exchequer Services Corp., a corporation controlled by Ms. Coady.

(6) Includes shares purchased in a private transaction with the Company on November 3, 1995. These shares were purchased in units that contained, in the aggregate, 5,493,285 common stock purchase warrants that each grant the holder the option to purchase an additional share for an exercise price of $.43. The shares issuable, if at all, upon the exercise of the warrants have not been included in the calculation of beneficial ownership. Howard M. Appel is the sole stockholder of FAC Enterprises, Inc. and is also the son of Gerald R. Appel, the sole stockholder of GRA Investments Corp., a principal stockholder of the Company. However, FAC Enterprises, Inc. and Howard M. Appel disclaim any beneficial ownership of the stock of the Company held by GRA Investments Corp. By virtue of certain investment banking and consulting services provided by Mr. Howard M. Appel, and certain affiliates thereof, to Crawsfield Limited, Mr. Appel and his affiliates may be viewed as an associate of Crawsfield Limited. Crawsfield Limited owns 127,833 shares and until November 3, 1995, was a principal stockholder of the Company.

(7) Gerald R. Appel is the sole stockholder of GRA Investments Corp. and is also the father of Howard M. Appel, the sole stockholder of FAC Enterprises, Inc., a principal stockholder of the Company. However, GRA Investments Corp. and Gerald R. Appel disclaim any beneficial ownership of the stock of the Company held by FAC Enterprises, Inc.

ITEM 12.         Certain Relationships and Related Transactions.

         1. Arrangements With the Company's Chairman and Former Principal Stockholder. In conjunction with a broad-based recapitalization of the Company's finances and capitalization that occurred during November 1993, the Company entered into a number of transactions with George Levin, its former Chairman of the Board of Directors and former principal stockholder, as follows: (1) Mr. Levin exchanged approximately $731,000 of indebtedness owed to him by the Company in return for 219,717 newly issued shares of common stock;
(2) the Company sold to an affiliate of Mr. Levin 100% of its interest in the common stock of its former ToSi subsidiary and agreed to distribute to Mr. Levin a certain leasehold interest (which effectively was assigned as of January 1, 1994) in consideration for Mr. Levin's agreement to indemnify the Company against certain liabilities of ToSi; and (3) the Company sold to an affiliate of Mr. Levin 100% of its interest in the common stock of its former Drew subsidiary in consideration for Mr. Levin's agreement to indemnify the Company against certain liabilities of Drew.

         The assignment of the Company's leasehold interest to Mr. Levin was to have occurred pursuant to the terms of an agreement in November 1993, once the Company secured relisting of its securities upon The NASDAQ Stock Market-Small Cap Index. However, in view of the financial accounting treatment of this arrangement (which resulted in the removal of this asset from the Company's financial statements), on July 19, 1994, the Board of Directors waived this condition to the transfer and agreed to permit assignment of the leasehold interest effective as of January 1, 1994.

         2. Repurchase of Certain Shares of Affiliates. During November 1994, the Company instituted the redemption and repurchasing of 644,563 shares from shareholders who has purchased shares in the Company's November 1993 private placement at prices of $2.50 and $3.50. This included the repurchase of 30,000 shares from an affiliate of GRA Investments Corp. for $60,000. The Company also redeemed 80,000 shares that had been purchased by Crawsfield Limited at $1.50 per share, for a price of $120,000.

         3. Transactions with Associate of Crawsfield Limited. By virtue of certain investment banking and consulting services provided by Mr. Howard M. Appel, and certain affiliates thereof, to Crawsfield Limited, Mr. Appel and his affiliates may be viewed as an associate of Crawsfield Limited. Crawsfield Limited owns 127,833 shares and until November 3, 1995, Crawsfield Limited was a principal stockholder of the Company.

                 Howard M. Appel is the sole stockholder of FAC Enterprises Inc. and is also the son of Gerald R. Appel, who is the sole stockholder of GRA Investments Corp.,a principal stockholder of the Company.

                 In July 1995, the Company sold the Eastwind Warrants to a group of 6 purchasers for the aggregate purchase price of $100,000. Two of the purchasers of the Eastwind Warrants were corporate affiliates of Howard M. Appel.

                 In July 1995, the Company sold its remaining 53,500 shares of NATK to an affiliate of Howard M. Appel for a promissory note of $50,000, which was repaid in August 1995, together with interest at the rate of 10% per annum.

         On November 3, 1995, FAC Enterprises, Inc. purchased 156,951 units, with each unit consisting of ten (10) shares of Common Stock of the Company and thirty-five (35) Common Stock Purchase Warrants, for an aggregate purchase price of approximately $350,000.


         4. Distribution of Securities to Certain Principal Stockholders. During October 1994, certain of the Company's principal stockholders agreed to surrender for cancellation shares of the Company's common stock, in return for which the Company agreed to return to these stockholders shares of the common stock of NATK and FWST that had originally been contributed to the Company in conjunction with its November 1993 reorganization.

Name                              Shares Surrendered                Shares Returned
----                              ------------------                ---------------
GRA Investments
 Corp.                            325,000                           111,500 shares of NATK

Crawsfield Limited                25,000                            35,000 shares of FWST

         GRA Investments Corp. had originally contributed 225,000 shares of NATK to the Company on February 1, 1994 in consideration for 825,000 shares of the Company's common stock. In addition to the NATK shares listed above, GRA Investments Corp. received 60,000 shares of NATK in February of 1995 in consideration for certain consulting services.

         Crawsfield Limited had originally contributed 35,000 shares of FWST to the Company on February 1, 1994 in consideration for 150,000 shares of the Company's common stock.

         5. Investment Banking Arrangements. Andrew Panzo, a director and President of the Company, is also a principal and director of American Maple Leaf Financial Corporation ("AMLF"), an investment banking firm which specializes in evaluating corporate finance opportunities for development stage companies. Additionally, Howard M. Appel is the sole stockholder of FAC Enterprises, Inc. ("FAC").

                 AMLF and FAC were instrumental in having identified, negotiated and facilitated the Company's investment in Eastwind. AMLF and FAC entered into an Investment Banking Agreement with Eastwind on January 25, 1995, pursuant to which AMLF and FAC were retained by Eastwind to provide certain investment banking and financial advisory services. Pursuant to the Investment Banking Agreement, AMLF and FAC received certain shares of Eastwind common stock and are entitled to receive certain monthly fees payable by Eastwind. AMLF and FAC are further entitled to up to an additional 100,000 shares of Common Stock and 150,000 Common Stock Purchase Warrants of Eastwind based upon events such as exercise of the Company's warrants in Eastwind and AMLF and FAC having been instrumental in securing or facilitating further equity investments in Eastwind.

         6. Advances and Fees Paid to Principal Stockholder. During December 1993, the Company paid $105,000 to GRA Investments Corp. for consulting services, structuring and providing financial advisory services in connection with the Company's Private Placement transaction during the fourth quarter of 1993. On March 15, 1995, the Company made a loan to GRA Investments Corp. in the amount of $50,000, at an interest rate of 9%. This amount was repaid on June 6, 1995, plus interest of $1,250.

         7. Loan Involving Former Director. In February 1995, the Company borrowed $250,000 from an unaffiliated third party (the

"Third Party") for the purpose of funding the acquisition by the Company of certain shares of the common stock of a privately held cruise line company (the "Cruise Line Company"). The loan was due and payable on May 30, 1995, together with interest at the rate of 15% per annum. The loan could be repaid, at the option of the Third Party, by delivery to the Third Party of certain shares of the Cruise Line Company to be acquired by the Company.

                 In a related transaction, on February 28, 1995, the Company provided a loan of $250,000 to an affiliate of Mr. Jeffrey Binder, a former director (the "Former Director") in connection with the acquisition by such Former Director of shares of the common stock of the Cruise Line Company. The purpose of this advance was to provide such Former Director with the funding to permit the acquisition by such Former Director of shares of the Cruise Line Company. This note provided the Former Director with the option to satisfy the note in its entirety by delivery of certain shares of the Cruise Line Company directly to the Third Party, and upon delivery to the Company of 10,000 shares of the Cruise Line Company in return for facilitating the transaction.

                 The Company has been notified by its Former Director that he intends to satisfy the loan by delivery to the Third Party of certain shares of the Cruise Line Company. Similarly, the Company has received notification from the Third Party that he has elected to exercise his option for the repayment of the loan by delivery of shares of the Cruise Line Company, and that such obligation shall be satisfied by the delivery of such shares by the Former Director. The net effect of these transactions is that the Company will have no direct financial interest in the matching loan transactions with the exception that it is to receive 10,000 shares of the common stock of the Cruise Line Company.

                                    PART IV

ITEM 13.         Exhibits and Reports on Form 8-K.

         A. The following Financial Statements are filed as part of this report:


                                                                                                   Page No.
                                                                                                   -------
Report of Independent Certified
Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

Balance Sheets for the
years ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Statements of Operations
for the years ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Statements of Stockholders'
Equity for the years ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Statements of Cash Flows for the
years ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-8

         B.      The following Exhibits are filed as a part of this Report:


 EXHIBIT                                                                                             PAGE
 NO.             TITLE                                   METHOD OF FILING                            NO.
 ---             -----                                   ----------------                            ---
 3.1             Certificate of Incorporation dated      Incorporated by reference to the
                 November 4, 1985                        Company's initial Registration Statement,
                                                         File No. 33-1952-NY ("Registration
                                                         Statement")

 3.2             Amended Certificate of Incorporation    Incorporated by reference to the
                 dated April 14, 1987                    Company's Registration Statement

 3.3             Amended Certificate of Incorporation    Incorporated by reference to the
                 dated October 9, 1987                   Company's Annual Report on Form 10-KSB
                                                         for the fiscal year ended June 30, 1994
                                                         ("1994 10-KSB")

 3.4             Amended Certificate of Incorporation    Incorporated by reference to the 1994
                 dated November 18, 1987                 10-KSB

 3.5             Amended Certificate of Incorporation    Incorporated by reference to the 1994
                 dated December 9, 1987                  10-KSB

 3.6             Amended Certificate of Incorporation    Incorporated by reference to
                 dated December 18, 1987                 Post-Effective Amendment No. 3 to the
                                                         Company's Registration Statement filed on
                                                         or about May 2, 1989 ("Post-Effective
                                                         Amendment No. 3")

 3.7             Amended Certificate of Incorporation    Incorporated by reference to the 1994
                 dated January 17, 1989                  10-KSB

 3.8             Amended Certificate of Incorporation    Incorporated by reference to the
                 dated June 9, 1989                      Company's Annual Report on Form 10-KSB
                                                         for the fiscal year ended June 30, 1993
                                                         ("1993 10-KSB")

 3.9             Amended Certificate of Incorporation    Incorporated by reference to the 1993
                 dated August 2, 1993                    10-KSB

 3.10            Amended Certificate of Incorporation    Incorporated by reference to the 1993
                 dated December 13, 1993                 10-KSB

 3.11            By-Laws of the Company                  Incorporated by reference to
                                                         Post-Effective Amendment No. 3

 4.1             Form of Common Stock Certificate        Incorporated by reference to Form 8-A
                                                         dated June 14, 1989

 4.2             Form of Class A Redeemable Common       Incorporated by reference to Form 8-A
                 Stock Purchase Warrant                  dated June 14, 1989

 4.3             Form of Class B Redeemable Common       Incorporated by reference to Form 8-A
                 Stock Purchase Warrant                  dated June 14, 1989

 4.4             Warrant Agreement                       Incorporated by reference to Form 8-A
                                                         dated June 14, 1989

 4.5             Amendment to Warrant Agreement          Incorporated by reference to
                                                         Post-Effective Amendment No. 3

 4.6             Amendment to Warrant Agreement          Incorporated by reference to the 1993
                                                         10-KSB

 4.7             Form of Securities Purchase             Filed herewith
                 Agreement

 4.8           Form of Common Stock Purchase           Filed herewith
               Warrant (associated with Securities
               Purchase Agreement).

 10.1          Subscription Agreement and              Incorporated by reference
               Investment Letter - Sector              to the 1993 10-KSB
               Associates, Ltd. dated November 12,
               1993

 10.2          Securities Purchase Agreement dated     Incorporated by reference
               January 25, 1995                        to the 1994 10-KSB

 22            Subsidiaries of the Company             N/A


         C. The Company also hereby incorporates by reference its Current Reports on Form 8-K as follows:

            During the fourth quarter of the Company's year ended June 30, 1995, the Company filed the following Reports on Form 8-K with the Securities and Exchange Commission.

         - June 1995 - Announcing that the Board of Directors had elected to extend the date by which the Class B Warrants must be exercised to a date no later than June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th of December, 1995.

                                      SECTOR ASSOCIATES, LTD.


Dated:  December 7, 1995


                                      BY:/s/ANDREW PANZO
                                         -------------------------------------
                                         ANDREW PANZO, President
                                         (Principal Executive Officer)


                                      BY:/s/CECILE T. COADY
                                         -------------------------------------
                                         CECILE T. COADY, Secretary/Treasurer
                                         (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacity and on the dates indicated.


Signature                            Title                   Date
---------                            -----                   ----

/s/ANDREW PANZO             President                        12/7/95
---------------             (Principal Executive
ANDREW PANZO                  Officer)



/s/CECILE T. COADY          Secretary/Treasurer              12/7/95
------------------          Director
CECILE T. COADY             (Principal Accounting
                              Officer)

                            SECTOR ASSOCIATES, LTD.

                              FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

                       REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

Board of Directors
Sector Associates, Ltd.

We have audited the accompanying balance sheet of Sector Associates, Ltd. (a Delaware Corporation) as of June 30, 1994 and the related statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sector Associates, Ltd. at June 30, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The Company had significant transactions with certain stockholders and management as more fully described in Notes 4, 6 and 7 to the financial statements. Whether the terms of these transactions would have been the same had they been between wholly unrelated parties cannot be determined.

The Company discontinued all its operations in February 1993 and is currently seeking to combine with another business. The success of this strategy is dependent upon future events, the outcome of which is indeterminable.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,082,059 during the year ended June 30, 1994, and, as of that date, the Company had no operating assets. These factors, among others, as discussed in Note 10 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Miami, Florida
September 18, 1994

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Sector Associates, Ltd.


We have audited the accompanying balance sheet of Sector Associates, Ltd. (a Delaware Corporation) as of June 30, 1995, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sector Associates, Ltd. at June 30, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The Company had significant transactions with certain stockholders and management as more fully described in Notes 4, 6 and 7 to the financial statements. Whether the terms of these transactions would have been the same had they been between wholly unrelated parties cannot be determined.

The Company discontinued all its operations in February 1993 and is currently seeking to combine with another business. The success of this strategy is dependent upon future events, the outcome of which is indeterminable.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $805,005 during the year ended June 30, 1995, and, as of that date, the Company had no operating assets. These factors, among others, as discussed in Note 10 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bala Cynwyd, Pennsylvania
November 17, 1995





                            SECTOR ASSOCIATES, LTD.
                                 BALANCE SHEETS
                             JUNE 30, 1995 AND 1994





                                                                           1995                   1994
                                                                    -----------------       ----------------
             ASSETS

 CURRENT ASSETS
      Cash                                                              $    141,071            $  2,357,600
      Certificate of deposit                                                 130,000                     -
      Note receivable and other receivable                                    20,000                 380,374
      Marketable equity securities                                            50,000                 540,000
      Investment                                                             400,000                     -
                                                                        ------------            ------------

 TOTAL ASSETS                                                           $    741,071            $  3,277,974
                                                                        ============            ============

             LIABILITIES

 CURRENT LIABILITIES
      Accounts payable and accrued expenses                             $     90,818            $     85,190
                                                                        ------------            ------------

             STOCKHOLDERS' EQUITY

 COMMON STOCK, par value $.10 per share; 50,000,000
      shares authorized; 2,034,129  shares at June 30,
      1995 and 3,188,692  shares at June 30, 1994
      issued and outstanding                                                 203,413                 318,869

 ADDITIONAL PAID-IN CAPITAL                                               13,234,061              14,856,131

 ACCUMULATED DEFICIT                                                     (12,787,221)            (11,982,216)
                                                                        -------------           -------------

 TOTAL STOCKHOLDERS' EQUITY                                                  650,253               3,192,784
                                                                        ------------            ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    741,071            $  3,277,974
                                                                        ============            ============





                See accompanying notes to financial statements.





                            SECTOR ASSOCIATES, LTD.
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1995 AND 1994





                                                                                1995              1994
                                                                         ---------------    ----------------
 REVENUES
     Rental income                                                       $           -      $        125,370
     Interest income                                                              39,988              55,183
                                                                         ---------------    ----------------
                                                                                  39,988             180,553
                                                                         ---------------    ----------------

 COSTS AND EXPENSES
     General and administrative                                                  363,638             496,607
     Interest expense                                                                -                35,138
     Unrealized loss on marketable equity securities                             306,355             633,000
     Loss on sale of subsidiary                                                      -               102,252
     Bad debt                                                                    175,000              32,615
     Other                                                                           -               (37,000)
                                                                         ---------------    -----------------
                                                                                 844,993           1,262,612
                                                                         ---------------    ----------------

 NET LOSS                                                                $      (805,005)   $     (1,082,059)
                                                                         ================   =================


 NET LOSS PER COMMON SHARE                                               $          (.32)   $           (.51)
                                                                         ================   =================

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                                2,485,567           2,111,091
                                                                         ================   =================





                See accompanying notes to financial statements.





                            SECTOR ASSOCIATES, LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEARS ENDED JUNE, 1995 AND 1994





                                                                                   Additional         Accumulated
                                                                 Common Stock    Paid-in Capital        Deficit
                                                                 ------------    ---------------  ------------------
 Balance, June 30, 1993                                         $   78,171           $10,195,298        $(10,900,157)

 Issuance of 1,000,000 shares of common stock to a
   related party and an unrelated party for
   marketable equity securities in two unaffiliated
   companies                                                       100,000             1,073,000                -

 Issuance of 1,132,917 shares common stock, and
   618,750 Class F warrants, in a series of private
   placements, net of expenses of $113,037                         113,292             2,884,547                -

 Stock dividend of 54,344 shares of common stock
   (20%) to unaffiliated common stock stockholders                   5,434                (5,434)               -

 Issuance of 219,717 shares of common stock to
   satisfy related party debt obligations                           21,972               708,720                -

 Net loss                                                             -                     -             (1,082,059)
                                                                  --------           -----------        ------------

 Balance, June 30, 1994                                            318,869            14,856,131         (11,982,216)

 Return and cancellation of 225,000 shares of
   common stock from a related party                               (22,500)               22,500                -

 Issuance of 90,000 shares of common stock to a
   significant stockholder previously contributed
   for Drew acquisition                                              9,000                (9,000)               -

 Return and cancellation of 375,000 shares of
   common stock to a related and unrelated party for
   marketable equity securities                                    (37,500)              (76,651)               -

 Repurchase of 644,563 shares of common stock                      (64,456)           (1,558,919)               -

 Net loss                                                             -                     -               (805,005)
                                                                  --------           -----------        ------------

 Balance, June 30, 1995                                           $203,413           $13,234,061        $(12,787,221)
                                                                  ========           ===========        =============





                See accompanying notes to financial statements.





                            SECTOR ASSOCIATES, LTD.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1995 AND 1994





                                                                            1995                       1994
                                                                       --------------             ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $    (805,005)             $(1,082,059)
      Adjustments to reconcile net loss to net
          cash used in operating activities
          Amortization                                                           -                      71,880
          Consulting fees                                                      69,494                     -
          Write-off of stock subscription receivable                             -                       1,250
          Loss of investment in subsidiary                                       -                     102,252
          Bad debt expense                                                       -                      32,615
          Unrealized loss on marketable equity securities                     306,355                  633,000
          Changes in assets and liabilities
               Increase in other receivable - net                             (20,000)                    -
               Decrease in due from affiliates                                   -                       6,851
               Increase in accounts payable and accrued                         5,628                    8,921
                 expenses
               Decrease in due to affiliates                                     -                      (4,695)
                                                                        -------------              ------------

      Net cash used in operating activities                                  (443,528)                (229,985)
                                                                        --------------             ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investment                                                 (500,000)                    -
      Sale of investment                                                      100,000                     -
      Decrease (increase) in note receivable                                  380,374                 (380,374)
      Purchase of certificate of deposit                                     (130,000)                    -
                                                                        --------------             -----------

      Net cash used in investing activities                                  (149,626)                (380,374)
                                                                        --------------             ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
          Principal repayments on notes payable                                  -                     (29,999)
          Proceeds from sale of common stock                                     -                   3,110,876
          Repurchase of common stock                                       (1,623,375)                  -
          Payment of expenses related to private placement                       -                    (113,037)
                                                                        -------------              ------------

          Net cash provided by (used in) financing                         (1,623,375)               2,967,840
                                                                        --------------             -----------

 NET INCREASE (DECREASE) IN CASH                                           (2,216,529)               2,357,481

 CASH - BEGINNING OF YEAR                                                   2,357,600                      119
                                                                        -------------              -----------

 CASH - END OF YEAR                                                     $     141,071               $2,357,600
                                                                        =============               ==========





                See accompanying notes to financial statements.





                            SECTOR ASSOCIATES, LTD.
                      STATEMENTS OF CASH FLOWS (Continued)
                       YEARS ENDED JUNE 30, 1995 AND 1994





                                                                    1995                            1994
                                                             -----------------                  ------------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
        Cash paid during the year for:
            Interest                                         $          -                            $35,138
                                                             =================                       =======



NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:

    In November 1993, the Company issued 1,000,000 shares of common stock to a related party and an unrelated party in return for stock in two unaffiliated companies originally valued at $1,173,000 (see Note 4).

    In April 1994, the board of directors approved the transfer of 90,000 shares held in escrow to a significant stockholder. These shares were originally contributed to the Company by the significant stockholder for the acquisition of Drew Communication Group, Inc. in 1993. These shares were placed into escrow until the completion of the acquisition of Drew. Litigation arose prior to the transfer of the shares to the owners of Drew. As part of the settlement, the shares were returned to the Company and the Company returned the shares to the significant stockholder, who had originally contributed them for the purpose of the acquisition.

    In July 1993, the board of directors declared a 20% common stock dividend of 54,344 new shares to unaffiliated stockholders.

    In November 1993, the Company issued 219,717 shares of common stock in payment of $730,692 of indebtedness to affiliates.

    In November 1993, the Company sold its subsidiary to a significant stockholder for assumption of debt of $642,428 by buyer and the transfer of assigned leasehold income of $754,680 for a loss of $102,252.

    In November 1994, the Company returned certain marketable securities valued at $114,151 (see Note 4) in exchange for cancellation of 375,000 shares of the Company's common stock.





                See accompanying notes to financial statements.





                            SECTOR ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Organization

Sector Associates, Ltd. (a Delaware corporation) (the "Company") was formed in 1985 for the purpose of seeking business opportunities through acquisitions. The Company commenced active operations in 1987 upon the acquisition of ToSI, Inc. ("ToSI") which operated a number of retail furniture stores in the South Florida region. Due to recurring losses, these operations were discontinued in January 1993 and in November 1993 the Company sold 100% of the stock to an affiliate of the Company's then principal stockholder. From March 1993 until June 1993, the Company briefly engaged in the printing and graphic arts business following the acquisition of Drew Communications Group, Inc. ("Drew") until it ceased operations in July 1993. Presently the Company has no continuing active business, however, as discussed in Note 10 - Future Plans for Recovery, the Company is currently seeking to acquire operating businesses.

Principles of Consolidation

The financial statements for the year ended June 30, 1994 include the accounts of Sector Associates, Ltd. and its wholly-owned subsidiary, ToSI, Inc., through November 1993, its date of sale. All significant intercompany accounts and transactions are eliminated in consolidation.

Investment in Marketable Securities

On July 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 relating to investments in debt and equity securities. Although the adoption of SFAS 115 changed the Company's reporting for investments, it did not have a material impact upon its financial condition or results of operations. The Company has classified all marketable equity securities as trading, as management of the Company plans to sell these securities in the near future and have been reported at fair value with unrealized gains and losses recorded in the statement of operations.

Prior to July 1, 1994, marketable equity securities were stated at the lower of aggregate cost or market at the balance sheet date. Unrealized losses were recorded in the statement of operations.

Income Taxes

Deferred income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are settled or realized. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Loss Per Common Share

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included since their effect is antidilutive.


NOTE 2 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances and a certificate of deposit at several financial institutions located in the Northeast. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregating approximately $53,000 at June 30, 1995. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances and the certificate of deposit.





                            SECTOR ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994




NOTE 3 - NOTES RECEIVABLE

In July 1994, the Company advanced $175,000 to TSS, Ltd. TSS owns and operates proprietary electronic advertising and promotional network. TSS is a publicly held company. In August 1994, the Company was informed that TSS no longer had adequate capital resources to remain in operation as a going concern. Accordingly, the Company wrote off the entire advance, which resulted in a charge of $175,000 during the year ended June 30, 1995.

In the second quarter of fiscal 1994, the Company advanced $380,000 at an interest rate of 10% per annum to Fertech Environmental, Inc. ("Fertech"). Fertech, whose operations commenced in 1992, is an environmental remediation company with offices in Missouri, Texas, California and Alaska. The loan was convertible at the Company's option into 500,000 shares of common stock of FAC, Inc., a Delaware holding company whose sole asset is 100% of the common stock of Fertech. The loan was payable on demand by lender, subject to sixty days prior notice. The promissory note was collateralized by a blanket lien on the assets of Fertech and a personal guaranty by the president of Fertech. The conversion option was never exercised and, as a result, the promissory note was repaid in August 1994.


NOTE 4 - MARKETABLE EQUITY SECURITIES

In November 1993, the board of directors approved the issuance of 1,000,000 shares of the Company's common stock for 250,000 shares of North American Technologies Group, Inc. ("NATK") and 35,000 shares of Florida West Airlines, Inc. (FWA) which transaction was valued at $1,173,000.

At June 30, 1994, due to a decline in market value below cost deemed to be other than temporary, the securities were valued at $540,000 and an unrealized loss of $633,000 was recorded in the statement of operations for the year ended June 30, 1994.

During the first quarter of fiscal 1995, there was a further decline in market value and an unrealized loss of $306,355 is reflected in the statement of operations for the year ended June 30, 1995.

In November 1994, the Board of Directors approved the return of NATK and FWA stock in exchange for the Company's stock because certain business transactions that were contemplated at the time of the original transfer were not pursued. The Company returned 122,142 shares of NATK in exchange for cancellation of 350,000 shares of the Company's stock and 35,000 shares of FWA in exchange for cancellation of 25,000 shares of the Company's stock. The aggregate value of the securities on the date of exchange was $114,151. Also in February 1995, the Board of Directors approved the transfer of an additional 74,358 shares of North American Technologies Group, Inc., valued at $69,494, held by the Company to the original holders of the stock in consideration for certain consulting
services provided by such stockholders.   The net result of these transactions
taking into account the various transfers that occurred in November 1994 and February 1995, was that the Company retained 53,500 shares of NATK in return for the issuance of a net amount of 625,000 shares of the Company's common stock. In July 1995, the Company sold the remaining 53,500 shares of NATK for $50,000.





                            SECTOR ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994




NOTE 5 - INVESTMENT

In January 1995, the Company entered into an agreement to purchase 200,000 shares of common stock, 250,000 Class A Warrants (1 share of common stock for $4.00), 187,500 Class B Warrants (1 share of common stock for $5.50), 250,000 Class C Warrants (1 share of common stock for $8.80) of Eastwind Group, Inc. (Eastwind) for $500,000. The 200,000 shares represent approximately 21% of the 966,000 shares outstanding of Eastwind. Because the ownership is temporary, the investment of $400,000 at June 30, 1995 is being carried at cost, which approximates market.

In June 1995, the Company entered into an agreement to sell to an investor group of six, of which two were affiliated, the Class A, Class B and Class C Warrants for $100,000 of which $80,000 was received in June 1995 and the remaining $20,000 in July 1995. At June 30, 1995, the $20,000 is reflected as other receivables.

The Board of Directors authorized the distribution of the 200,000 shares of common stock of Eastwind to its stockholders of record as of November 3, 1995. The shares of Eastwind will be held in escrow by a Trustee and will be distributed upon the effectiveness of the registration statement which has been filed by Eastwind with the Securities and Exchange Commission.


NOTE 6 - RELATED PARTY TRANSACTIONS

Acquisition and Disposition of Subsidiaries

The Company's historic operations from 1987 until January 1993 had been undertaken through its ToSI subsidiary and for a brief period following March 1993, through its Drew Communications Group, Inc. ("Drew") subsidiary.

During 1993, in accordance with escrow agreements from the purchase of ToSI in 1989, subsequently 305,000 shares of common stock were forfeited and placed in the Company's treasury and cancelled for failure of ToSI to obtain specified earnings levels.

On March 31, 1993, the Company acquired 100% of the common stock of Drew, a Florida Corporation, in exchange for 90,000 shares of the Company's common stock valued at $1,130,000 which were placed in escrow. These shares were originally contributed to the Company by a significant stockholder for the purchase of Drew. This acquisition was recorded on the Company's books as a purchase. Advances of approximately $358,000 were made to Drew. Drew ceased operations in July 1993, however, the investment and advances to Drew were charged to operations in fiscal 1993.

The Company commenced legal action against the former owner of Drew for breach of contract, damages and a rescission of the acquisition. In November 1993, the Company transferred the Drew common stock to the significant stockholder for indemnification of all liabilities, suits, actions and judgments against the Company. In April 1994, the significant stockholder settled all litigation relating to the Drew acquisition and since the 90,000 Sector shares were returned to the Company as part of the settlement, the Company returned the shares to the significant stockholder who had originally contributed them for the purpose of the acquisition.

As a result of the foregoing, since June 1993 the Company deconsolidated Drew and Drew's operations have never been included in the Company's financial statements.





                            SECTOR ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994




NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

In November 1993, the Company's then principal stockholder acquired 100% of the stock of ToSI from the Company. In return for the stockholder assuming $652,428 of ToSI debt with no assets, the Company assigned its assigned leasehold income to the stockholder conditioned upon the Company securing relisting of its outstanding common stock on the NASDAQ Stock Market - Small Cap Index. On July 19, 1994, the Board of Directors of the Company waived all conditions to such transfer and agreed to transfer the leasehold interest to the principal stockholder effective as of January 1, 1994 with a book value of $754,680, and also agreed to charge operations with the intercompany receivable of $32,615. The stockholder agreed to indemnify the Company of any claims resulting from ToSI. The Company recorded a loss on sale of the subsidiary of $102,252 for the year ended June 30, 1994.

As a result of the foregoing, commencing with its quarterly financial statements for the period ended March 31, 1994, the Company deconsolidated ToSI and ToSI has not been included in the Company's financial statements.

Loan Involving Former Director

In February 1995, the Company borrowed $250,000 from an unaffiliated third party for the purpose of funding the acquisition by the Company of certain shares of the common stock of a privately held cruise line company (the "Cruise Line Company"). The loan was due and payable on May 30, 1995, together with interest at the rate of 15% per annum. The loan could be repaid, at the option of the Third Party, by delivery to the Third Party of certain shares of the Cruise Line Company to be acquired by the Company.

In a related transaction, on February 28, 1995, the Company provided a loan of $250,000 to an affiliate of Mr. Jeffrey Binder, a former director (the "Former Director") in connection with the acquisition by such Former Director of shares of the common stock of the Cruise Line Company. The purpose of this advance was to provide such Former Director with the funding to permit the acquisition by such Former Director of shares of the Cruise Line Company. This note provided the Former Director with the option to satisfy the note in its entirety by delivery of certain shares of the Cruise Line Company directly to the Third Party, and upon delivery to the Company of 10,000 shares of the Cruise Line Company in return for facilitating the transaction.

The Company has been notified by its Former Director that he intends to satisfy the loan by delivery to the Third Party of certain shares of the Cruise Line Company. Similarly, the Company has received notification from the Third Party that he has elected to exercise his option for the repayment of the loan by delivery of shares of the Cruise Line company, and that such obligation shall be satisfied by the delivery of such shares by the Former Director. The net effect of these transactions is that the Company will have no direct financial interest in the matching loan transactions with the exception that it is to receive 10,000 shares of the common stock of the Cruise Line Company. As of June 30, 1995, the Company has not assigned a value to these shares, since there is no established market for the Common Stock.

Loan to Principal Stockholder

On March 15, 1995, the Company made a loan to a principal stockholder in the amount of $50,000, at an interest rate of 9%. This amount was repaid on June 6, 1995, plus interest of $1,250.

Consulting Services

During 1994, the Company paid a significant stockholder $105,000 for consulting services in connection with the Company's private placements in November 1993. These amounts were charged against the proceeds received.

Administrative Support

Executive office space is provided at no cost by the president of the Company who conducts significant other business operations out of the same offices. Executive officers have not received any compensation for the years ended 1995 and 1994.





                            SECTOR ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994




NOTE 7 - COMMON STOCK

In November 1993, the Company's then majority stockholder agreed to exchange approximately $769,000 ($702,772 at June 1993) of indebtedness owed to him and affiliated companies for 219,717 shares of the Company's common stock. The stockholder also agreed to acquire 100% of the stock of ToSI, Inc. and to indemnify the Company for any obligations or liabilities of ToSI. The Company agreed to transfer its assigned leasehold income to a significant stockholder subject to certain conditions. In January 1994, these assigned rights were transferred to the stockholder (see Note 6 - Related Party Transactions).

In November 1993, the Company agreed to issue 1,000,000 shares of common stock for: (i) shares of common stock of two unaffiliated companies valued at the time at $1,173,000 in the aggregate; at June 30, 1994 the investments have a carrying (market) value of $540,000 (see Note 4); and (ii) a firm commitment to secure an additional $1,500,000 of equity financing.

Also in November 1993, the Company issued a total of 1,132,917 shares of common stock in a series of private placements of securities for an aggregate of $3,110,875 as follows: 381,500 shares of common stock at $1.50 per share or $572,250 in the aggregate; 164,000 shares of common stock at $2.50 per share or $410,000 in the aggregate; and 618,750 units at $3.50 per unit or $2,165,625 in the aggregate. Each $3.50 unit consists of one share of common stock and one Class F redeemable warrant.

Each Class F warrant entitles the holder to purchase one share of common stock at an exercise price of $7.50 until November 1, 1998.

In October 1994, a significant stockholder agreed to return 225,000 shares of common stock for cancellation.

In November 1994, the Company exchanged certain marketable securities (see Note
4) for the return and cancellation of 375,000 shares of common stock.

In November 1994, the Board of Directors approved the repurchase of 644,563 shares of the Company's stock for $1,623,375. The shares were repurchased because the stock was originally sold in contemplation of certain transactions taking place which did not occur. The repurchase represents approximately 57% of the stock originally sold and 52% of the proceeds.

Stock Dividend and Stock Splits

In July 1993, the Company authorized a 20% stock dividend to all unaffiliated stockholders and announced a 2 for 1 reverse stock split. In November 1993, the Company effected a 10 for 1 reverse stock split. All common stock amounts reflected in the accompanying financial statements have been restated to reflect these reverse stock splits.

Redeemable Warrants

The Board of Directors elected to extend the date by which the Class B Warrants must be exercised to a date no later than June 30, 1996. The total Class B Warrants outstanding is 2,638,000 and each Class B Warrant entitles the holder to purchase .0537 shares whereby approximately 18.62 Class B Warrants must be exercised to receive one share of common stock. Accordingly, the Class B Warrants bear an exercise price of $9.30 per share. At June 30, 1995 and 1994, approximately 141,675 shares of common stock were reserved for exercise of the Class B Warrants.





                            SECTOR ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994




NOTE 8 - CONTINGENCIES

The Company was involved in several lawsuits. All of these lawsuits, except as noted below, were resolved without any material impact to the Company.

The Company is currently involved in litigation regarding a creditor of Drew. The Company acquired Drew in March 1993 and Drew ceased operations in July 1993 (See Note 6 - Related Party Transactions - Acquisition and Disposition of Subsidiaries). The creditor is seeking collection of amounts owed of $825,000 and undefined punitive damages for improper liquidation of Drew to the benefit of the Company and avoiding payments to creditors. This case has recently been refiled but the Company feels there are several meritorious defenses to these claims. The significant stockholder, who acquired Drew in November 1993, has indemnified the Company relating to these claims. In the event that there is an adverse judgment and this stockholder is unable to fully indemnify the Company, the Company could incur expenses associated with this lawsuit. The Company does not believe there will be any material adverse effect on the Company from the lawsuit.



NOTE 9 - INCOME TAXES

The net operating loss carryforwards available to offset future taxable income is approximately $1,204,000, which expire through 2010.

As a result of significant capital transactions described in Note 7, the Company is subject to limitation on the future utilization of its remaining net operating loss carryforwards. These limitations, described in Section 382 of the Internal Revenue Code, limit the amount of future taxable income which may be offset by pre-change net operating loss and capital loss carryforwards.
This limitation is calculated by reference to the value of the Company immediately before the change date, multiplied by a discount factor, known as the "long term tax-exempt rate". Due to the limited market for the stock, it is difficult to ascertain what value would be assigned to the Company for purposes of Section 382. However, Section 382 of the Code also provides that in the event the business enterprise of the loss corporation is not continued for the two year period commencing on the change date, the net operating loss carryforwards may no longer be available.

The difference between the net operating losses available for income tax purposes and the accumulated deficit of the Company are primarily caused by the following: uniform cost capitalization requirements for income tax purposes but not for financial reporting; the allocation to the Company and subsidiaries of available tax net operating losses from prior consolidated groups; the characterization of certain items as capital loss for tax purposes; permanent differences in cost bases of certain investments and income-producing assets; treatment of certain items as capital items for book purposes; and timing differences in recognizing revenues and expenses for income tax and financial reporting purposes.

The Company's loss in connection with its acquisition of Drew for year ended June 30, 1993 and loss on marketable securities for year ended June 30, 1995 resulted in a capital loss of $970,000 and $785,000 for federal income tax purposes. This loss may be carried forward and used to offset capital gains in future years, expiring at the close of fiscal year 1998 and 2000. As discussed herein, the changes in ownership of the Company may limit the availability of such capital loss carryforwards for tax purposes.

There is no income tax benefit for operating losses for the years ended June 30, 1995 and 1994 due to the following:

- Current tax benefit - the operating losses cannot be carried back to earlier years.

- Deferred tax benefit - the tax benefit of the net operating and capital loss carryforwards and temporary differences described above amounting to approximately $1,094,000 and$1,350,000 at June 30, 1995 and 1994 were offset by a 100% valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.





                            SECTOR ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994





NOTE 10 - FUTURE PLANS FOR RECOVERY

On September 20, 1995, the Company entered into an Agreement and Plan of Reorganization pursuant to which the Company has agreed to acquire 100% of the issued and outstanding stock of Viragen (Scotland) Limited ("VSL") in exchange for the distribution to Viragen, Inc., the sole stockholder of VSL, of newly issued shares of convertible preferred stock that upon conversion will represent 78,400,000 shares of Common Stock or approximately ninety-four percent (94%) of the issued and outstanding shares of the Company.

Through a license granted by Viragen, Inc., VSL has secured certain rights to engage in the research, development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon to various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995 VSL entered into a License and Manufacturing Agreement with the Common Services Agency ("Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's natural human interferon product to VSL for distribution in the United Kingdom in return for certain fees. SNBTS' services will be subject to all the rules, regulations and procedures that control the manufacture and distribution of the interferon product and will also be subject to the terms of the License and Manufacturing Agreement. It was critical to VSL's operations and to conduct clinical trials to secure a facility which has available a sufficient qualified source of blood. VSL is a newly formed corporation which commenced operations concurrent with the execution of its agreement with the SNBTS.

The Company's historical and current liquidity and capital resources have been based on its activities as a shell corporation with little or no operations, however, the Company's operations will materially change upon the closing of the Plan of Reorganization with VSL. In order to complete the closing of the Plan of Reorganization, the Company will need to secure additional capital so that upon the date of closing, it has a net worth of $800,000. Toward this end, the Company has initiated a private placement transaction whereby it seeks to raise the sum of approximately $750,000 through the sale to a limited number of consolidated investors of up to 336,000 Units for a purchase price of $2.23 per Unit. Each Unit consists of ten (10) shares of Common Stock and thirty-five (35) Common Stock Purchase Warrants that have an exercise price of $.43 per share. On November 3, 1995, the Company realized gross proceeds of approximately $350,000 through the sale of 156,951 Units to FAC Enterprises, Inc. See "ITEM 12. Certain Relationships and Related Transactions" of Form 10-KSB for further information. In the event the Agreement and Plan of Reorganization does not successfully close, the Company will continue its prior operations of seeking potential business combinations.

Based on the foregoing, it is management's opinion that there will be sufficient cash flow from current and future operations to meet the Company's expected obligations. The ability of the Company to maintain and improve its financial condition is dependent upon its ability to acquire a profitable operating Company. The outcome of this matter cannot be predicted with certainty.





                                 EXHIBIT INDEX

 EXHIBIT
 NO.             TITLE                                   METHOD OF FILING
 ---             -----                                   ----------------
 3.1             Certificate of Incorporation dated      Incorporated by reference to the
                 November 4, 1985                        Company's initial Registration Statement,
                                                         File No. 33-1952-NY ("Registration
                                                         Statement")

 3.2             Amended Certificate of Incorporation    Incorporated by reference to the
                 dated April 14, 1987                    Company's Registration Statement

 3.3             Amended Certificate of Incorporation    Incorporated by reference to the
                 dated October 9, 1987                   Company's Annual Report on Form 10-KSB
                                                         for the fiscal year ended June 30, 1994
                                                         ("1994 10-KSB")

 3.4             Amended Certificate of Incorporation    Incorporated by reference to the 1994
                 dated November 18, 1987                 10-KSB

 3.5             Amended Certificate of Incorporation    Incorporated by reference to the 1994
                 dated December 9, 1987                  10-KSB

 3.6             Amended Certificate of Incorporation    Incorporated by reference to
                 dated December 18, 1987                 Post-Effective Amendment No. 3 to the
                                                         Company's Registration Statement filed on
                                                         or about May 2, 1989 ("Post-Effective
                                                         Amendment No. 3")

 3.7             Amended Certificate of Incorporation    Incorporated by reference to the 1994
                 dated January 17, 1989                  10-KSB

 3.8             Amended Certificate of Incorporation    Incorporated by reference to the
                 dated June 9, 1989                      Company's Annual Report on Form 10-KSB
                                                         for the fiscal year ended June 30, 1993
                                                         ("1993 10-KSB")

 3.9             Amended Certificate of Incorporation    Incorporated by reference to the 1993
                 dated August 2, 1993                    10-KSB

 3.10            Amended Certificate of Incorporation    Incorporated by reference to the 1993
                 dated December 13, 1993                 10-KSB

 3.11            By-Laws of the Company                  Incorporated by reference to
                                                         Post-Effective Amendment No. 3

 4.1             Form of Common Stock Certificate        Incorporated by reference to Form 8-A
                                                         dated June 14, 1989

 4.2             Form of Class A Redeemable Common       Incorporated by reference to Form 8-A
                 Stock Purchase Warrant                  dated June 14, 1989

 4.3             Form of Class B Redeemable Common       Incorporated by reference to Form 8-A
                 Stock Purchase Warrant                  dated June 14, 1989

 4.4             Warrant Agreement                       Incorporated by reference to Form 8-A
                                                         dated June 14, 1989

 4.5             Amendment to Warrant Agreement          Incorporated by reference to
                                                         Post-Effective Amendment No. 3

 4.6             Amendment to Warrant Agreement          Incorporated by reference to the 1993
                                                         10-KSB

 4.7             Form of Securities Purchase             Filde herewith
                 Agreement

 4.8             Form of Common Stock Purchase           Filed herewith
                 Warrant (associated with Securities
                 Purchase Agreement).

 10.1            Subscription Agreement and              Incorporated by reference to the 1993
                 Investment Letter - Sector              10-KSB
                 Associates, Ltd. dated November 12,
                 1993

 10.2            Securities Purchase Agreement dated     Incorporated by reference to the 1994
                 January 25, 1995                        10-KSB

 22              Subsidiaries of the Company             N/A