Form 10QSB
period 1995-09-30
SECTOR ASSOCIATES LTD
filed 1995-12-08
CIK 785081

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------
                                  FORM 10-QSB

(Mark One)
/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission File Number:  0-17827
                                                 -------

                            SECTOR ASSOCIATES, LTD.
                            -----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    11-2788282
------------------------------                   -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                           401 City Avenue, Suite 725
                             Bala Cynwyd, PA  19004
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the Registrant's class of Common Stock, as of December 7, 1995:

Common Stock, par value $.10 - 3,247,127

                            SECTOR ASSOCIATES, LTD.

                                     INDEX

Part I.                   Financial Information*                                              Page
------                    ---------------------                                               ----
         Item 1.          Condensed Balance Sheets -
                          September 30, 1995 and
                          June 30, 1995                                                       F-1

                          Condensed Statements of (Loss)
                          and Accumulated Deficit for
                          the three months ended
                          September 30, 1995 and 1994                                         F-2

                          Condensed Statements of Cash
                          Flows - for the three months ended
                          September 30, 1995 and 1994                                         F-3

                          Notes to Condensed
                          Financial Statements                                                F-4

         Item 2.          Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                                       3

Part II.                  Other Information
-------                   -----------------

                          Item 1. Legal Proceedings                                           6
                          Item 2. Changes in Securities                                       6
                          Item 3. Defaults Upon Senior Securities                             6
                          Item 4. Submission of Matters to a
                                  Vote of Security Holders                                    6
                          Item 5. Other Information                                           6
                          Item 6. Exhibits and Reports on Form 8-K                            6

         *The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

ITEM 1. FINANCIAL INFORMATION


                            SECTOR ASSOCIATES, LTD.
                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND JUNE 30, 1995





                                                                      September 30,             June 30,
                                                                           1995                   1995
                                                                    -----------------       ----------------
                                                                       (Unaudited)
             ASSETS

 CURRENT ASSETS
      Cash                                                           $       149,251        $        141,071
      Escrow deposit                                                         100,000                    -
      Certificate of deposit                                                    -                    130,000
      Note receivable and other receivable                                      -                     20,000
      Marketable equity securities                                              -                     50,000
      Investment                                                             400,000                 400,000
                                                                     ---------------        ----------------

 TOTAL ASSETS                                                        $       649,251        $        741,071
                                                                     ===============        ================

             LIABILITIES

 CURRENT LIABILITIES
      Accounts payable and accrued expenses                          $        47,341        $         90,818
                                                                     ---------------        ----------------

             STOCKHOLDERS' EQUITY

 COMMON STOCK, par value $.10 per share; 50,000,000
      shares authorized; 2,034,129 shares at September
      1995 and 2,034,129 shares at June 30, 1995
      issued and outstanding                                                 203,413                 203,413

 ADDITIONAL PAID-IN CAPITAL                                               13,234,061              13,234,061

 ACCUMULATED DEFICIT                                                     (12,835,564)            (12,787,221)
                                                                     ---------------        ----------------

 TOTAL STOCKHOLDERS' EQUITY                                                  601,910                 650,253
                                                                     ---------------        ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       649,251        $        741,071
                                                                     ===============        ================





                 See notes to condensed financial statements.

                            SECTOR ASSOCIATES, LTD.
                        CONDENSED STATEMENTS OF LOSS AND
                              ACCUMULATED DEFICIT
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994





                                                                               1995                1994
                                                                        -----------------    ----------------
                                                                            (Unaudited)         (Unaudited)

 INTEREST INCOME                                                            $      6,369        $     14,014
                                                                            ------------        ------------

 TOTAL INCOME                                                                      6,369              14,014

 OPERATING EXPENSES                                                               54,712             240,150
                                                                            ------------        ------------

 OPERATING LOSS                                                                  (48,343)           (226,136)

 UNREALIZED LOSS ON MARKETABLE EQUITY SECURITIES                                    -               (306,355)
                                                                            ------------        ------------

 NET LOSS                                                                        (48,343)           (532,491)

 ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                   (12,787,221)        (11,982,216)
                                                                            ------------        ------------

 ACCUMULATED DEFICIT - END OF PERIOD                                        $(12,835,564)       $(12,514,707)
                                                                            ============        ============

 NET LOSS PER COMMON SHARE                                                  $      (.024)       $      (.162)
                                                                            ============        ============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    2,034,129           3,278,692
                                                                            ============        ============





                  See notes to condensed financial statements.

                            SECTOR ASSOCIATES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994





                                                                           1995                      1994
                                                                      --------------           ----------------
                                                                        (Unaudited)               (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $  (48,343)             $   (532,491)
      Adjustments to reconcile net loss to net
        cash used in operating activities
          Unrealized loss on marketable equity securities                     -                      306,355
          Changes in assets and liabilities
               Decrease in other receivables                                20,000                      -
               Decrease in other assets                                       -                          376
               Increase in escrow deposit                                 (100,000)                     -
               Decrease in accounts payable and
                    accrued expenses                                       (43,477)                  (48,002)
                                                                        ----------              ------------

      Net cash used in operating activities                               (171,820)                 (273,762)
                                                                        ----------              ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Decrease in note receivable                                             -                      380,000
      Sale of securities                                                    50,000
      Maturity of certificate of deposit                                   130,000                      -
                                                                        ----------              ------------

      Net cash provided by investing activities                            180,000                   380,000
                                                                        ----------              ------------


 NET INCREASE IN CASH                                                        8,180                   106,238

 CASH - BEGINNING OF PERIOD                                                141,071                 2,357,600
                                                                        ----------              ------------

 CASH - END OF PERIOD                                                   $  149,251              $  2,463,838
                                                                        ==========              ============





                  See notes to condensed financial statements.

                            SECTOR ASSOCIATES, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994




NOTE 1 - CONDENSED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The unaudited interim financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1995. The accompanying interim financial statements have not been audited by independent certified public accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - PENDING ACQUISITION AND MANAGEMENT'S PLANS

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

                            SECTOR ASSOCIATES, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994




NOTE 3 - ESCROW DEPOSIT

In August 1995, $100,000 was deposited into an escrow account maintained by the counsel of a potential acquisition candidate. The transaction was never consummated and the $100,000 was returned to the Company in October 1995.


NOTE 4 - MARKETABLE EQUITY SECURITIES

In July 1995, the Company sold the remaining 53,500 shares of NATK for $50,000.


NOTE 5 - INVESTMENT

In January 1995, the Company entered into an agreement to purchase 200,000 shares of common stock, 250,000 Class A Warrants (1 share of common stock for $4.00), 187,500 Class B Warrants (1 share of common stock for $5.50), 250,000 Class C Warrants (1 share of common stock for $8.80) of Eastwind Group, Inc. (Eastwind) for $500,000. The 200,000 shares represent approximately 21% of the 966,000 shares outstanding of Eastwind. Because the ownership is temporary, the investment of $400,000 at September 30, 1995 is being carried at cost, which approximates market.

In June 1995, the Company entered into an agreement to sell to an investor group of six, of which two were affiliated, the Class A, Class B and Class C Warrants for $100,000 of which $80,000 was received in June 1995 and the remaining $20,000 in July 1995.

On October 23, 1995, the Board of Directors authorized the distribution of the 200,000 shares of common stock of Eastwind to its stockholders of record as of November 3, 1995. The shares of Eastwind will be held in escrow by a Trustee and will be distributed upon the effectiveness of the registration statement which has been filed by Eastwind with the Securities and Exchange Commission.

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

         Through a license granted by Viragen, Inc., VSL has secured certain rights to engage in the research, development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon to various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995 VSL entered into a License and Manufacturing Agreement with an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") which allows the continued manufacturing of VSL's new natural human alpha interferon product, Omniferon in Scotland and certain European countries. VSL is a newly formed corporation which commenced operations concurrent with the execution of its agreement with the SNBTS.

         Closing is anticipated to occur upon the successful completion of due diligence examinations and upon the Company securing certain additional funding so as to achieve a net worth of approximately $800,000. In this regard, the Company is currently undertaking a private placement of 336,000 units, with each unit consisting of ten (10) shares of Common Stock and thirty-five (35) Common Stock Purchase Warrants offered at $2.23 per unit ("Unit"). As of the date of this Report, the Company has sold 156,951 Units, raising approximately $350,000 of the $750,000 anticipated to be raised under the private placement. The proceeds of this offering are anticipated to be used to satisfy the conditions precedent of the Agreement and Plan of Reorganization.

         Upon closing of the Agreement and Plan of Reorganization, the Company's operations, activities and management will significantly change. In the event the Agreement and Plan of Reorganization does not successfully close, the Company will continue its prior operations of seeking potential business combinations.

                 RESULTS OF OPERATIONS

         For the quarter ended September 30, 1995, the Company incurred a net loss of $48,343 on revenue consisting of interest income of $6,369. The Company's net loss was attributed to operating expenses of $54,712. A substantial portion of the operating expenses consisted of legal and accounting expenses of $38,345. For the equivalent prior year three month period, the Company had realized interest income of $14,014 with a resulting net loss of $532,491.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets of $649,251 as of September 30, 1995, consisted of cash of $149,251, investments in securities of $400,000 and an escrow deposit of $100,000. After giving effect to $47,341 of accounts payable, the Company's net worth as of September 30, 1995 was $601,910.

         During the quarter, the Company's resources were applied toward the expenses associated with identifying and performing due diligence examinations in connection with potential acquisition candidates, as well as costs associated with the anticipated closing of the Agreement and Plan of Reorganization.

         During the quarter, the Company's liquidity and capital resources were effected by the sale of certain of its securities held for investment. During July 1995, the Company entered into a Stock Purchase Agreement which effectuated the sale of the balance of the 53,500 shares of NATK to an associate of one of the Company's principal stockholders for a promissory note of $50,000 which has been paid during August 1995. In addition, the Company entered into a Warrant Purchase Agreement which effectuated the sale of the Eastwind Class A, B and C Warrants for $100,000. Certain of these sales were to associates of one of the Company's principal stockholders.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than as reported in Part I, Item 3 - "Legal Proceedings" of the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995, there have been no material developments to any of the matters that require reporting under this Item.

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

                                               SECTOR ASSOCIATES, LTD.



Dated: December 7, 1995                        /s/Andrew Panzo
      -------------------                      -------------------------------
                                               ANDREW PANZO
                                               President
                                               (Principal Executive Officer)



Dated: December 7, 1995                        /s/Cecile T. Coady
      -------------------                      -------------------------------
                                               CECILE T. COADY
                                               Secretary and Treasurer
                                               (Principal Accounting Officer)