Form 10QSB
period 1995-12-31
SECTOR ASSOCIATES LTD
filed 1996-03-26
CIK 785081

              FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                       --------------   ---------------

         Commission file number 0-17827

                            SECTOR ASSOCIATES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         11-2788282
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 2343 West 76th Street - Hialeah, FL  33016
                 ------------------------------------------
                  (Address of principal executive offices)

                                 (305) 823-0269
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   -----------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes  X    No
           ---      ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
       Yes      No
           ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  March 22, 1996:
  Common Stock, par value $.10 - 16,097,617
  Convertible Preferred Stock, Series B - 2,000,000

                     SECTOR ASSOCIATES, LTD. AND SUBSIDIARY

                                     INDEX



PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended December 31, 1995 and December 31, 1994 include the accounts of the Registrant and its subsidiary.


Item 1.          Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended and six months ended December 31, 1995 and December 31, 1994.

2) The Consolidated Condensed Balance Sheets as of December 31, 1995 and June 30, 1995.

3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1995 and December 31, 1994.

4)       Notes to Consolidated Condensed Financial Statements as of December
         31, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.




PART II - OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                     SECTOR ASSOCIATES, LTD. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      DECEMBER 31, 1995 AND JUNE 30, 1995

                                                     December 31,   June 30,
                                                        1995          1995
                                                     ------------   --------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS
   Cash                                               $891,936       $50,226
   Due from affiliates                                   5,100          -
                                                      --------
                                                       897,036        50,226
                                                                     -------
OTHER ASSETS
   Deferred Expenses                                     6,936         7,707
                                                      --------       -------
    TOTAL ASSETS                                      $903,972       $57,933
                                                      ========       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable & accrued expenses                $ 18,649       $ 7,307
   Due to affiliates                                    83,462        48,386
                                                      --------       -------
TOTAL LIABILITIES                                      102,111        55,693

         STOCKHOLDERS' EQUITY

COMMON STOCK, par value; $.10 per share
   50,000,000 shares authorized; 5,037,617
   shares issued and outstanding                       503,762

COMMON STOCK, par value $1.61; 100 shares
authorized, issued and outstanding                                       161

CONVERTIBLE PREFERRED SERIES B, par value
$.01 per share; 2,000,000 shares issued
and outstanding                                         20,000

ADDITIONAL PAID-IN CAPITAL                             345,454         1,453
ACCUMULATED EARNINGS (LOSS)                            (67,355)          626
                                                      --------       -------
TOTAL STOCKHOLDERS EQUITY                              801,861         2,240
                                                      --------       -------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $903,972       $57,933
                                                      ========       =======

See Notes to Consolidated Condensed Financial Statements

                     SECTOR ASSOCIATES, LTD. AND SUBSIDIARY
            CONDENSED STATEMENT OF OPERATIONS & ACCUMULATED DEFICIT


                                            Three Months Ended                Six Months
                                               December 31,                   December 31,
                                            1995          1994            1995           1994
                                            ----          ----            ----           ----
                                               (Unaudited)                   (Unaudited)
Interest income                         $   1,811       $   -        $     2,285        $   -
                                        ---------       --------     -----------        --------
TOTAL INCOME                                1,811           -              2,285            -

OPERATING EXPENSES                          6,330           -             70,266            -
                                        ---------       --------     -----------        --------

NET LOSS                                   (4,519)          -            (67,981)           -
                                        ---------       --------     -----------        --------

Accumulated Deficit-
beginning of period                       (24,797)          -                626            -
                                        ---------       --------     -----------        --------

Accumulated Deficit-
End of period                             (29,316)          -            (67,355)           -
                                        =========       ========     ===========        ========

Net Loss per
 common share                           $  (0.014)      $   -        $    (0.005)           -
                                        =========       ========     ===========        ========

Weighted average common
shares outstanding                      2,034,129           -         12,576,246            -



See Notes to Consolidated Condensed Financial Statements.

                     SECTOR ASSOCIATES, LTD. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                              December 31,
                                                      1995                   1994
                                                      ----                   ----
                                                              (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                           $(67,981)                $( - )

Adjustments to reconcile net loss to
   net cash used in operating activities:
       Amortized of deferred expenses                   771                    -
       Changes in assets and liabilities
           Increase in accounts payables             11,342                    -
                                                   --------                 -----
  Net cash used in operating activities             (55,868)                   -

CASH FLOW FROM INVESTING ACTIVITIES:
     Net proceeds to/from affiliates                 29,976                    -
                                                   --------                 -----
Net cash provided by investing activities            29,976                    -

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from purchase of business             867,602                    -
                                                   --------                 -----
                                                    867,602                    -

                                                   --------                 -----
Net increase in cash                                841,710                    -

Cash and cash equivalents
   at beginning of period                            50,226                    -
                                                   --------                 -----
Cash and cash equivalents
   at end of period                                $891,936                 $  -
                                                   ========                 =====
SUPPLEMENTAL DISCLOSURE ON NON-CASH
FINANCING ACTIVITIES:
         In conjunction with the reverse
         acquisition the following occurred:

         Assets acquired                           $917,769
         Liabilities assumed                         50,167
                                                   --------
         Cash received                             $867,602
                                                   ========




See Notes to Consolidated Condensed Financial Statements.

SECTOR ASSOCIATES, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 31, 1995 and 1994

NOTE A - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
         BASIS OF PRESENTATION

On December 8, 1995, Sector Associates, Ltd. ("Sector" or "Company") acquired 100% of the outstanding common stock of Viragen (Scotland) Ltd. ("VSL") in exchange for 2,000,000 shares of Series B Preferred Stock, convertible into 78,400,000 shares of common stock representing a 94% equity interest in Sector. As the shareholders of VSL gained voting control of Sector in this transaction, VSL became the acquiring entity. Accordingly, the acquisition of VSL was accounted for as a reverse acquisition. The Statement of Operations for the three month and six month periods ended December 31, 1995 reflects the activities of VSL for those periods as well as the operations of Sector from the acquisition date to December 31, 1995.


NOTE B - INTERIM ADJUSTMENTS

The financial summaries for the three months ended and six months ended December 31, 1995 and December 31, 1994 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

Operating results for the three months ended and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1996.


NOTE C - ACQUISITION

On December 8, 1995, Sector (the "registrant") acquired 100% of the stock of VSL for which the registrant issued 2,000,000 shares of Series B Convertible Preferred Stock which upon conversion will represent 78,400,000 shares of common stock or approximately 94% of the issued and outstanding shares of the Company. As the shareholders of VSL gained voting control of the registrant in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition of VSL was accounted for as a reverse acquisition whereby the historical financial statements contained herein reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, the registrant. The historical financial statements for all periods presented up to November 30, 1995 included herein are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the registrant, was a shell corporation with no operations, the stockholder's equity of the conformed entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

Through a license granted by Viragen, Inc., VSL's former Parent, VSL secured certain rights to engage in the research, development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency ("Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's Product to VSL for distribution in the European Union in return for certain fees. SNBTS' services will be subject to all governmental regulations and procedures pertaining to the manufacture and distribution of the Product. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocyte, a critical components in the manufacture of the Product. VSL was a newly formed corporation which commenced operations concurrent with the execution of its agreement with SNBTS.

Pro forma financial information has not been preented herein as Sector had no substantitive operations for the periods presented. Pro forma financial statements reflecting the results of operations as if the acquisition had taken place as of July 1, 1995 have been presented in a Form 8-K/A filed in March 1996.

NOTE D - COMMON STOCK

The Company initiated a series of Private Placement Offerings to raise the agreed upon capital necessary to complete the planned reverse acquisition (see Note C) and raise the necessary funding to complete the construction and initial Product testing phases by VSL in Scotland, and provide working capital.

In December 1995, the Company completed a Private Placement Offering, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per Unit. Each Unit consists of 10 shares of Common Stock and 35 Common Stock Purchase Warrants having an exercise price of $.43 per share. At December 31, 1995, there were 11,760,000 Common Stock Purchase Warrants Outstanding.


NOTE E - ADDITIONAL PRIVATE PLACEMENT OFFERINGS

In March 1996, the Company completed an additional two Private Placement Offerings, issuing 770,000 shares of Common Stock and 217,500 Common Stock Purchase Warrants having an exercise price of $12.00 (post reverse split) per share. These two Offerings yielded net proceeds of approximately $5,200,000 after related expenses of $300,000. (See Part II, Item 5, Other Information)


NOTE F - NET LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Net loss per share is based upon the weighted average number of shares outstanding with the assumed conversion of the 2,000,000 shares of Series B - Convertible Preferred stock into 78,400,000 shares of common stock on December 8, 1995.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 8, 1995, Sector (the "registrant") acquired 100% of the stock of VSL for which the registrant issued 2,000,000 shares of Series B Convertible Preferred Stock which upon conversion will represent 78,400,000 shares of common stock or approximately 94% of the issued and outstanding shares of the Company. As the shareholders of VSL gained voting control of the registrant in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition of VSL was accounted for as a reverse acquisition whereby the historical financial statements contained herein reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, the registrant. The historical financial statements for all periods presented up to November 30, 1995 included herein are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the registrant, was a shell corporation with no operations, the stockholder's equity of the conformed entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

Through a license granted by Viragen, Inc., VSL's former Parent, VSL secured certain rights to engage in the research, development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's product to VSL for distribution in the European Union in return for certain fees. SNBTS' services will be subject to all governmental regulations and procedures pertaining to the manufacture and distribution of the Product. It was considered critical to VSL's operation and to planned clinical trials to secure a sufficient qualified source of human source leukocyte, a critical components in the manufacture of the Product. VSL was a newly formed corporation which commenced operations concurrent with the execution of its agreements with SNBTS.

The Company initiated a series of Private Placement Offerings to raise the agreed upon capital necessary to complete the planned reverse acquisition (see Note C to Notes to Consolidated Condensed Financial Statements) and raise the necessary funding to complete the construction and initial Product testing phases by VSL in Scotland, and provide working capital.

In December 1995, the Company completed a private Placement Offering, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per Unit. Each Unit consists of 10 shares of Common Stock and 35 Common Stock Purchase Warrants having an exercise price of $.43 per share. At December 31, 1995, there were 11,760,000 Common Stock Purchase Warrants Outstanding.

In March 1996, the Company completed an additional two Private Placement Offerings, issuing 770,000 shares of Common Stock (post reverse split) and 217,500 Common Stock Purchase Warrants having an exercise price of $12.00 (post reverse split) per share. These two offerings yielded net proceeds of approximately $5,200,000 after related expenses of $300,000. (See Part II, Item 5, Other Information)

Management believes that the working capital currently on-hand is adequate to complete the planned construction phase of its Edinburgh based production facility and maintain its research and Product development operations at least through December 31, 1996.


PART II - OTHER INFORMATION

Item 5.  Other Information

The Company's Board of Directors on January 4, 1996, approved an Amendment to the Certificate of Incorporation, (the "Amendment") which would (i) change the par value of the Company's Common Stock from $.10 par value to $.01 par value;
(ii) change the name of the Company from Sector Associates, Ltd., to Viragen (Europe) Ltd., and (iii) effectuate a one-for-fourteen (1 for 14) reverse stock split of the Company's outstanding shares of Common Stock. The Company's majority stockholder, Viragen, Inc., has indicated its intention to approve the proposed Amendment following circulation of the Company's Information Statement to the stockholders of the Company.

As a result of the reverse stock split, the outstanding Common Stock of the Company at March 22, 1996 would be reduced from 94,497,620 shares to 6,749,830 shares of Common Stock, inclusive of the 2,000,000 shares of Series B Convertible Preferred Stock of the

Company owned by Viragen, Inc., which is presently convertible into 78,400,000 shares of Common Stock representing 5,600,000 shares of Common Stock following the reverse split. The Company's outstanding options and warrants to purchase an aggregate of 15,565,424 shares will be reduced to 1,111,816 shares of Common Stock following the reverse stock split with the exercise prices of outstanding options and warrants ranging from $6.00 to $105.00 per share.

Item 6.          Exhibits and Reports on Form 8-K


(a)      Exhibits
         (11)    Statement re: computation of per share earnings (loss)

         (27)    Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K


         (1)     Form 8-K dated December 3, 1995:
                 Item 4.  Changes in Registrants Certifying Accountant

         (2)     Form 8-K/A dated December 6, 1995:
                 Item 4.  Changes in Registrants Certifying Accountant

         (3)     Form 8-K/A dated December 18, 1995:
                 Item 4. Changes in Registrants Certifying Accountant Amendment to Form 8-K filed December 6, 1995 to include exhibit

         (4)     Form 8-K dated December 18, 1995:
                 Item 2.  Acquisition or Disposition of Assets

         (5)     Form 8-K/A dated March 23, 1996
                 Amendment to Form 8-K dated December 18, 1995 to include
                 Item 7.  Pro Forma Financial Information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SECTOR ASSOCIATES, LTD.




By: /s/ Dennis W. Healey
    --------------------
DENNIS W. HEALEY, Executive
Vice President, Treasurer and
Principal Financial Officer



Dated:   March 25, 1996