Form 10QSB
period 1996-03-31
VIRAGEN EUROPE LTD
filed 1996-05-14
CIK 785081

              FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    ---------------
         Commission file number 0-17827

                               VIRAGEN (EUROPE) LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 11-2788282
- -------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                  2343 West 76th Street - Hialeah, FL 33016
                  -------------------------------------------
                    (Address of principal executive offices)

                                 (305) 823-0269
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                           SECTOR ASSOCIATES, LTD.
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
       Yes      No
           ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  May 10, 1996:
  Common Stock, par value $.01 - 6,727,830

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                                     INDEX



PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended March 31, 1996 and March 31, 1995 include the accounts of the Registrant and its subsidiary.


Item 1.  Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended and nine months ended March 31, 1996 and March 31, 1995.

2) The Consolidated Condensed Balance Sheets as of March 31, 1996 and June 30, 1995.

3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1996 and March 31, 1995.

4)       Notes to Consolidated Condensed Financial Statements as of
         March 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            MARCH 31,           JUNE 30,
                                                                               1996               1995
                                                                            ---------           --------
ASSETS
CURRENT ASSETS
  Cash                                                                     $5,293,166              $ 50,226
  Due from affiliates                                                         627,487                     -
                                                                           ----------              --------
                                                                            5,920,653                50,226
OTHER ASSETS
  Deferred Expenses                                                             6,551                 7,701
                                                                           ----------              --------
    TOTAL ASSETS                                                           $5,927,204              $ 57,933
                                                                           ==========              ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued expense                                       $   40,895              $  7,307
  Due to affiliates                                                                 -                48,386
                                                                           ----------              --------
TOTAL LIABILITIES                                                              40,895                55,693

STOCKHOLDERS' EQUITY

COMMON STOCK, par value; $.10 per share
  50,000,000 shares authorized;
  5,037,617 shares issued and outstanding                                     503,762

COMMON STOCK, par value $1.61; 100 shares                                                               161
authorized, issued and outstanding

CONVERTIBLE PREFERRED SERIES B, par value                                      20,000
$.01 per share; 2,000,000 shares issued
and outstanding

ADDITIONAL PAID-IN CAPITAL                                                    343,839                 1,453
COMMON STOCK SUBSCRIBED                                                     5,156,416
ACCUMULATED EARNINGS (LOSS)                                                  (121,508)
FOREIGN CURRENCY TRANSLATIONS                                                 (16,200)                    -
                                                                           ----------              --------
TOTAL STOCKHOLDERS' EQUITY                                                  5,886,309                 2,240
                                                                           ----------              --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $5,927,204              $ 57,933
                                                                           ==========              ========


See Notes to Consolidated Condensed Financial Statements

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
            CONDENSED STATEMENT OF OPERATIONS & ACCUMULATED DEFICIT
                                  (UNAUDITED)


                                                        Three Months Ended               Nine Months Ended
                                                            March 31,                        March 31,
                                                    1996              1995           1996              1995
                                                    ----              ----           ----              ----
Interest income                                   $  18,310           $    -      $  27,105           $    -
                                                  ---------           ------      ---------           ------
TOTAL INCOME                                         18,310                -         27,105                -

OPERATING EXPENSES                                   72,463                -        232,291                -
                                                  ---------           ------      ---------           ------

NET LOSS                                            (54,153)                       (205,186)               -

Accumulated Earnings (Deficit)
Beginning of period                                 (67,355)               -         83,678                -
                                                  ---------           ------      ---------           ------

Accumulated Earnings (Deficit)
End of period                                     $(121,508)          $    -      $(121,508)          $    -
                                                  =========           ======      =========           ======

Net Loss per common share                         $   (0.00)          $    -      $   (0.00)          $    -
                                                  =========           ======      =========           ======

Weighted average common
shares outstanding                               83,437,620                -     12,567,246                -
                                                 ==========          =======     ==========           ======


See Notes to Consolidated Condensed Financial Statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                              1996                 1995
                                                                              ----                 ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss                                                                  $ (205,186)              $    -
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Amortized of deferred expenses                                              1,156                    -
       Changes in assets and liabilities
       Increases in accounts payable                                          33,588                    -
                                                                          ----------
Net cash used in operating activities                                       (170,442)                   -

CASH FLOW FROM INVESTING ACTIVITIES:
   Net proceeds to/from affiliates                                          (675,873)                   -
                                                                          ----------               ------
Net cash provided by investing activities                                   (675,873)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from private placements, net of related expenses
                                                                           5,156,416                    -
   Proceeds from purchase of business                                        916,239                    -
   Contribution from Officers                                                    400                    -
                                                                          ----------               ------
                                                                           6,073,055
Effect of exchange rate fluctuations
   on cash balances                                                           16,200                    -
Net increase in cash                                                       5,242,940                    -

Cash and cash equivalents
at beginning of period                                                        50,226                    -
                                                                          ----------               ------
Cash and cash equivalents
at end of period                                                          $5,293,166               $    -
                                                                          ==========               ======

SUPPLEMENTAL DISCLOSURE ON NON-CASH
FINANCING ACTIVITIES:
  In conjunction with the reverse
  acquisition the following occurred:

  Assets acquired                                                         $  917,769
  Liabilities assumed                                                        (50,167)
                                                                          ----------
  Cash received                                                           $  867,202
                                                                          ==========

See notes to consolidated condensed financial statements.

VIRAGEN (EUROPE)  LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 1996

NOTE A - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
         BASIS OF PRESENTATION


On December 8, 1995, Sector Associates, Ltd. ("Sector" or "Company") acquired 100% of the outstanding common stock of Viragen (Scotland) Ltd. ("VSL") in exchange for 2,000,000 shares of Series B Preferred Stock, convertible into 78,400,000 shares of common stock representing a 94% equity interest in Sector. As the shareholders of VSL gained voting control of Sector in this transaction, VSL became the acquiring entity and accounting services. Accordingly, the acquisition of VSL was accounted for as a reverse acquisition whereby the historical financial statements contained herein reflect those of the accounting acquirer, VSL not the historical financial statements of the legal acquirer, Viragen (Europe) Ltd. The Statement of Operations for the three month and nine month periods ended March 31, 1996 reflects the activities of VSL for those periods as well as the operations of Sector from the acquisition date to March 31, 1996.

Effective May 2, 1996, the Company's name was changed from Sector Associates, Ltd. to Viragen (Europe) Ltd., the common stock was reverse split one share for fourteen (1:14) and the par value was changed from $.10 per share to $.01 per share.

NOTE B - INTERIM ADJUSTMENTS

The financial summaries for the three months ended and nine months ended March 31, 1996 and March 31, 1995 include, in the opinion of management of the Company, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

Operating results for the three months ended and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1995.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE C - ACQUISITION

On December 8, 1995, the Company (then named Sector Associates, Ltd. - See Note
A) (the "registrant") acquired 100% of the stock of VSL for which the registrant issued 2,000,000 shares of Series B Convertible Preferred Stock which upon conversion represent 78,400,000 shares of common stock or approximately 94% of the then issued and outstanding shares of the Company. As the shareholders of VSL gained voting control of the registrant in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition of VSL was accounted for as a reverse acquisition whereby the historical financial statements contained herein reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, the registrant. The historical financial statements for all periods presented up December 8, 1995 included herein are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the registrant, was a shell corporation with no operations, the stockholder's equity of the conformed entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

Through a license granted by Viragen, Inc., VSL's former Parent, VSL secured certain rights to engage in the research, development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency ("Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's Product to VSL for distribution in the European Union in return for certain fees. SNBTS' services will be subject to all governmental regulations and procedures pertaining to the manufacture and distribution of the Product. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocytes, a critical components in the manufacture of the Product.
VSL was a newly formed corporation which commenced operations concurrent with the execution of its agreement with SNBTS.

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

In December 1995, the Company completed a Private Placement Offering, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per Unit. Each Unit consists of 10 shares (per one for 14 reverse split) of Common Stock and 35 Common Stock Purchase Warrants having an exercise price of $.43 per share ($6.02 post reverse split). At March 31, 1996, there were 11,760,000 (840,000 post reverse split) Common Stock Purchase Warrants Outstanding.

NOTE E - ADDITIONAL PRIVATE PLACEMENT OFFERINGS

In March 1996, the Company completed an additional two Private Placement Offerings, issuing 768,000 shares of Common Stock and 216,500 Common Stock Purchase Warrants having an exercise price of $12.00 (post reverse split) per share. These two Offerings yielded net proceeds of approximately $5,156,000 after related expenses of $317,500. (See Part II, Item 5, Other Information)


NOTE F - NET LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Net loss per share is based upon the weighted average number of shares outstanding with the assumed conversion of the 2,000,000 shares of Series B - Convertible Preferred stock into 78,400,000 shares of common stock on December 8, 1995.

NOTE G - FOREIGN CURRENCY TRANSACTION

The financial statements of the Company's foreign subsidiary, Viragen (Scotland) Ltd. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet dates. Statement of operations accounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of stockholder's equity. Foreign currency transaction gains and losses, which are not material are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 8, 1995, the Company (then named Sector Associates, Ltd. See Note A to Notes to Consolidated Condensed Financial Statements and Part II, Item 5, Other Information) (the "registrant") acquired 100% of the stock of VSL for which the registrant issued 2,000,000 shares of Series B Convertible Preferred Stock which upon conversion represented 78,400,000 shares of common stock or approximately 94% of the then issued and outstanding shares of the Company. As the shareholders of VSL gained voting control of the registrant in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition of VSL was accounted for as a reverse acquisition whereby the historical financial statements contained herein reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, the registrant. The historical financial statements for all periods presented up to December 8, 1995 included herein are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the registrant, was a shell corporation with no operations, the stockholder's equity of the conformed entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

Through a license granted by Viragen, Inc., VSL's former Parent, VSL secured certain rights to engage in the research, development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's product to VSL for distribution in the European Union in return for certain fees. SNBTS' services will be subject to all governmental regulations and procedures pertaining to the manufacture and distribution of the Product. It is considered critical to VSL's operation and to planned clinical trials to secure a sufficient qualified source of human source leukocytes, a critical components in the manufacture of the Product. VSL was a newly formed corporation which commenced operations concurrent with the execution of its agreements with SNBTS.

The Company initiated a series of Private Placement Offerings to raise the agreed upon capital necessary to complete the planned reverse acquisition (see Note C to Notes to Consolidated Condensed Financial Statements) and raise the necessary funding to complete the construction and initial Product testing phases by VSL in Scotland, and provide working capital.

In December 1995, the Company completed a private Placement Offering, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per Unit. Each Unit consists of 10 shares of Common Stock and 35 Common Stock Purchase Warrants having an exercise price of $.43 ($6.00 post reverse split) per share. At March 31, 1996, there were 840,000 (post revenue split) Common Stock Purchase Warrants Outstanding.

In March 1996, the Company completed an additional two Private Placement Offerings, issuing 768,000 shares of Common Stock (post reverse split) and 216,500 Common Stock Purchase Warrants having an exercise price of $12.00 (post reverse split) per share. These two offerings yielded net proceeds of $5,156,000 after related expenses of $317,500. (See Part II, Item 5, Other Information).

Current period expenses consisted mainly on management consulting fees of $24,000, legal fees of $9,000 and travel expenses of $10,000.

Management believes that the working capital currently on-hand is adequate to complete the planned construction phase of its Edinburgh based production facility and maintain its research and Product development operations at least through March 31, 1997.


PART II - OTHER INFORMATION

Item 5.  Other Information

The Company's Board of Directors on January 4, 1996, approved an Amendment to the Certificate of Incorporation, (the "Amendment") which would (i) change the par value of the Company's Common Stock from $.10 par value to $.01 par value;
(ii) change the name of the Company from Sector Associates, Ltd., to Viragen (Europe) Ltd., and (iii) effectuate a one-for-fourteen (1 for 14) reverse stock split of the Company's outstanding shares of Common Stock. The Company's majority stockholder, Viragen, Inc., indicated its intention to approve the proposed Amendment following circulation of the Company's Information Statement to the stockholders of the Company. The Company's Information Statement was distributed to all shareholders in April 1996 and the provisions of the Amendment became effective May 2, 1996.

As a result of the reverse stock split, the outstanding Common Stock of the Company at May 2, 1996 the effective date of the Amendment, was reduced from 94,189,620 shares to 6,727,830 shares of Common Stock, inclusive of the 2,000,000 shares of Series B Convertible Preferred Stock of the Company owned by Viragen, Inc., which was convertible into 78,400,000 shares of Common Stock representing 5,600,000 shares of Common Stock following the reverse split. The Company's outstanding options and warrants to purchase an aggregate of 15,551,424 shares were reduced to 1,110,816 shares of Common Stock following the reverse stock split with the exercise prices of outstanding options and warrants ranging from $6.00 to $105.00 per share.

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits
         (11)    Statement re: computation of per share earnings (loss)
         (27)    Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K


         (1) Form 8-K/A dated March 23, 1996 Amendment to Form 8-K dated December 18, 1995 to include Item 7. Pro Forma Financial Information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRAGEN (EUROPE)  LTD.


By: /s/ Dennis W. Healey
- -----------------------------
DENNIS W. HEALEY, Executive
Vice President, Treasurer and
Principal Financial Officer


Dated:   March 11, 1996