Form 10-K
period 1996-06-30
VIRAGEN EUROPE LTD
filed 1996-09-30
CIK 785081

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM                 TO
                                           ---------------   ---------------

                         COMMISSION FILE NUMBER 0-17827
                             VIRAGEN (EUROPE) LTD.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       11-2788282
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                       Identification No.)

  2343 WEST 76TH STREET, HIALEAH, FLORIDA                          33016
  (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (305) 823-0269

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 20, 1996 was approximately $31,855,000.

     As of September 20, 1996, the Company had outstanding 6,954,830 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             VIRAGEN (EUROPE) LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1996

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.    Business.....................................................................   1
Item 2.    Properties...................................................................   6
Item 3.    Legal Proceedings............................................................   7
Item 4.    Submission of Matters to a Vote of Security Holders..........................   7
                                           PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....   8
Item 6.    Selected Financial Data......................................................   8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations................................................................   9
Item 8.    Financial Statements and Supplementary Data..................................  10
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosures..................................................................  10
                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................  11
Item 11.   Executive Compensation.......................................................  12
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............  14
Item 13.   Certain Relationships and Related Transactions...............................  14
                                           PART IV
Item 14.   Exhibits and Reports on Form 8-K.............................................  16

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Viragen (Europe) Ltd., a Delaware corporation, (the "Company") was organized in November 1985 (formerly "Action Associates, Inc.," and thereafter, "SRSI Capital Group, Inc.", and "Sector Associates, Ltd.," respectively) to initially seek business opportunities offering a potential for profit including the acquisition of existing businesses or the acquisition of assets sufficient to establish an active business for the Company.

     In September, 1995, the Company (whose corporate name was then "Sector Associates, Ltd.") entered into an Agreement and Plan of Reorganization to acquire 100% of the outstanding stock of Viragen (Scotland) Ltd. ("VSL") a Scottish private company organized in 1995, in exchange for the distribution to Viragen, Inc., owner of 100% of the shares of VSL of newly issued shares of Convertible Preferred Stock of the Company. The shares issued represented approximately 94% of the then issued and outstanding capital stock interest of the Company. As the previous owners of VSL, received voting control of the Company in this transaction, the stock exchange represented a reverse acquisition. (see "Recent Developments and Change in Control", below).

     Effective May 2, 1996 the Company's name changed from Sector Associates, Ltd. to Viragen (Europe) Ltd., the par value of the Common Stock was reduced from $.10 per share to $.01 per share and the Common Stock was reverse split one for fourteen (1:14).

     Through a license granted in July 1995 to the Company's wholly-owned subsidiary, VSL by Viragen Technology, Inc. ("VTI"), a wholly-owned subsidiary of Viragen, Inc., VSL secured certain exclusive rights applicable to the European Union ("EU") and certain non-exclusive rights throughout the world (but specifically excluding the United States and its territories). Pursuant to such license, VSL is authorized to engage in the research, development, manufacture and sale of certain immunological products for commercial applications, particularly human leukocyte-derived interferon including Omniferon(TM), Viragen's natural human leukocyte-derived interferon product (the "Product"), for antiviral and therapeutic applications. Natural Interferon is a protein substance that inhibits malignant cell growth without materially interfering with normal cells. Natural Interferon stimulates and modulates the human immune system and, in addition, impedes the growth and propagation of various viruses. Omniferon(TM) is the trade name for the Product in injectable form. The Product has not been approved by any EU governmental or regulatory agencies nor by the United States Food and Drug Administration ("FDA"), and there can be no assurances that such approvals will be obtained at any time in the future.

     The Company intends to seek to obtain EU approvals for various uses of the Omniferon(TM) in the future. Such approvals are expected to require several years of clinical trials and substantial additional funding. The Company expects to concentrate its efforts in preparing, filing and processing its applications and obtaining necessary approvals for its Product from the EU regulatory authorities. Viragen has assembled an advisory committee consisting of scientists, medical researchers and clinicians to assist Viragen and the Company in regulatory compliance matters and its applications to the EU regulatory authorities.

BACKGROUND

     Organized on November 4, 1985, the Company's purpose was to seek business opportunities. Following a brief ownership of South Richmond Securities, Inc. in 1986, the Company commenced active business operations in 1987 upon the acquisition of ToSi, Inc. ("ToSi"). From 1987 until January 1993, through its ToSi subsidiary, the Company operated a number of retail furniture stores in the South Florida region that featured Thomasville(TM) (residential) furniture. The operations of ToSi, however, were characterized by recurring losses and by January 1993, the Company was compelled to abandon the business, discontinue its operations and close all of its remaining retail operations. In November 1993, an affiliate of the Company's then principal stockholder acquired 100% of ToSi in consideration for agreeing to indemnify the Company against certain outstanding liabilities of ToSi. This was completed in conjunction with a broad-based reorganization of the Company's outstanding finances and recapitalization that occurred during November 1993. From March 1993 until June 1993, the Company also briefly engaged in the printing and graphic arts business following the acquisition of Drew Communications Group, Inc.

     Between 1993 and 1995 the Company went through a series of corporate reorganizations and related equity transactions in an effort to establish a viable operating component on which to base future expansion. In December 1995, a 94% equity interest in the Company was acquired by Viragen through a reverse acquisition with Viragen's then wholly-owned subsidiary, VSL.

RECENT DEVELOPMENTS AND CHANGE OF CONTROL

     On September 20, 1995, the Company (whose corporate name was then "Sector Associates, Ltd.") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") to acquire 100% of the outstanding stock of VSL, a Scottish private company organized in 1995, in exchange for the distribution to Viragen, of newly issued shares of Convertible Preferred Stock of the Company, (representing approximately 94% of the then issued and outstanding capital stock interest of the Company), in a reverse acquisition transaction.

     On November 7, 1995, the Reorganization Agreement was amended to (i) extend the closing date, (ii) provide for an interim loan of $500,000 to VSL (which was deemed satisfied at closing), and (iii) provide for an additional cash capital contribution into Sector prior to closing. On December 8, 1995, the consummation of the transactions contemplated by the Reorganization Agreement, as amended, occurred. Upon closing, Mr. Andrew Panzo resigned as the President and a Director of the Company, and Mr. Gerald Smith was elected as the President and a Director of the Company. Ms. Cecile Coady resigned as Treasurer and Secretary of the Company, but continued as a Director of the Company until January 8, 1996. On January 8, 1996, Messrs. Robert H. Zeiger and Dennis W. Healey were appointed to the Board of Directors.

     On May 2, 1996, (i) the Company's name was changed from Sector Associates, Ltd., to Viragen (Europe) Ltd., (ii) the par value of the Common Stock was reduced from $.10 per share to $.01 per share and (iii) the Company effectuated a one-for-fourteen (1:14) reverse stock split.

OPERATIONS

     VSL has been organized by Viragen to undertake clinical trials in the EU and for the sale of Viragen's Omniferon(TM) and related products in the EU and other countries outside the United States. Viragen has transferred patent and related proprietary rights associated with the production of its natural human leukocyte-derived interferon and related technology to VSL for this purpose. The Scottish National Blood Transfusion Service ("SNBTS") has committed to manufacture the Product in sufficient scale to accommodate the EU clinical trials and may simultaneously engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS will also cooperate with the Company in studies relevant to the Product and with eventual production, clinical trials and distribution.

     The recent capital investments through a series of private placements provided the Company with the capital necessary (i) for the construction of a building and related facilities in Scotland, (ii) the purchase of laboratory equipment at the Company's Scottish facilities, and (iii) to provide working capital. However, the Company will require additional financing to engage in and complete clinical trials necessary in obtaining EU approval for distribution of the Product. Clinical testing toward EU approval is an expensive process which is expected to take several years to accomplish with no assurance that such approval would eventually be obtained.

LICENSE AGREEMENT

     Through a license granted on July 12, 1995 by VTI, VSL secured certain exclusive rights applicable to the EU countries and non-exclusive rights throughout the world (excluding the United States and its territories) to engage in the research, development and manufacture of certain proprietary products and technologies relating to the therapeutic application of human leukocyte-derived interferon. The term of the license is for 15 years, which is automatically renewed for successive 15 year periods.

     On July 20, 1995, VSL entered into a License and Manufacturing Agreement (the "Scottish Agreement") with the Common Services Agency of Scotland, an agency acting on behalf of the Scottish National Blood Transfusion Service pursuant to which SNBTS, on behalf of VSL, will manufacture VSL's natural human interferon product for exclusive distribution within the EU and non-exclusively worldwide (excluding the United States and its territories) in return for certain royalties and preferential access to the drug for Scottish patients at a preferential price.

     The term of the Scottish Agreement is for a five-year period with two additional five-year extension terms at the option of VSL. The Scottish Agreement also contains provisions protecting proprietary rights of VSL and Viragen and the preclusion of certain competitive activities by SNBTS.

     Pursuant to the Scottish Agreement, VSL and VTI will provide SNBTS with full access to the proprietary technology and related specialized equipment, provide suitable training to SNBTS' personnel and defray costs associated with securing permits and regulatory approvals, and augmenting SNBTS facilities, as necessary, to manufacture the Product within EU regulatory guidelines. SNBTS will receive compensation for Product manufactured for use in clinical trials in the EU, for Product manufactured for sales prior to obtaining new drug application approval, and for sales following such approval, at varying percentages in relation to manufacturing costs. Product manufactured and utilized for humanitarian purposes or for medical use by Scottish patients will be preferentially priced under a specific allocation to be agreed upon. See also "Intellectual Property."

CLINICAL TRIALS

     In order to commence clinical trials, the Scottish manufacturing facility, method and techniques of manufacture, as delineated in Standard Operating Procedures ("SOPS"), and parameters of the trials themselves, must be approved by EU regulatory authorities. Viragen, on behalf of the Company and VSL, has engaged recognized consultants familiar with the EU approval process. SNBTS will provide its best efforts, working in conjunction with the Company, to obtain a United Kingdom current Good Manufacturing Practices ("cGMPs") manufacturing license and subsequent Product approval. At such time as the SNBTS obtains a manufacturing license for the Product, Viragen may then seek U.S. FDA manufacturing approval of the Scottish manufacturing facility. There can be no assurance that the EU regulators will approve the manufacturing facility or permit clinical testing and distribution of the Product within the EU, or that the FDA will license or approve the Scottish manufacturing facility or the Product for clinical trials and subsequent distribution in the United States.

THE PRODUCT

     Since its incorporation, Viragen has focused its efforts on the research and potential commercial applications of human leukocyte-derived interferon-alpha. Natural interferon is one of the body's natural defensive responses to foreign substances such as viruses, and is so named because it "interferes" with viral growth. Interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies have indicated that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two basic types of interferon-alpha, differentiated primarily by their method of manufacture and resultant composition. The first, as produced by Viragen and the Company, is natural, human leukocyte-derived alpha interferon ("Natural Interferon") produced by stimulated human white blood cells. The human white blood cells are cultivated and stimulated by the introduction of a virus that induces the cells to produce Natural Interferon which contains multiple subtypes. The Natural Interferon is then extracted and purified to produce a highly concentrated product for clinical use. The second, recombination alpha interferon, is a genetically engineered synthetic interferon produced by recombinant DNA techniques ("Synthetic Interferon") which contains a single subtype.

     Studies have indicated that there may be significant clinical differences between the use of Natural Interferon and Synthetic Interferon. Viragen is advised that studies have found that treatment with Synthetic Interferon in certain cases may cause an immunological response ("neutralizing and/or binding antibodies") that may reduce the effectiveness of the treatment. The Company believes that the production of neutralizing and/or binding antibodies is virtually non-existent in patients treated with Natural Interferon. Furthermore, primarily due to other differences including dosage requirements (less of the natural product is apparently required to treat the subject diseases), the side effects of treatment with Natural Interferon, in most instances, may be less severe.

THE INDUSTRY

     Prior to 1985, Natural Interferon was the only type of interferon available. Research institutions and other biomedical companies similar to the Company were working to solve the manufacturing problems associated with commercial scale production of Natural Interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using DNA technology and subsequently received FDA approval to produce and market their alpha interferon products for the treatment of hairy cell leukemia, hepatitis and Kaposi's Sarcoma, an AIDS related skin cancer. After the emergence of recombinant alpha interferon, the medical community's interest in Natural Interferon diminished, and most clinical studies thereafter were based on the synthetic product, due to its availability and substantially lower unit cost compared to Natural Interferon.

     Hoffman-LaRoche, Inc., and Schering Plough Corporation continue to actively market their products and promote the therapeutic benefits of their respective Synthetic Interferon products in medical journals and through direct physician contact. In 1993 Chiron Corp. received FDA approval of its recombinant beta interferon for the treatment of relapsing/remitting MS. In 1996, Biogen, Inc. received FDA approval for its recombinant beta interferon for the treatment of Multiple Sclerosis.

     In addition to the manufacturers of Synthetic Interferon, a domestic manufacturer of natural interferon-alpha, Interferon Sciences, Inc., received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts. This manufacturer also has indications currently in the FDA approval process and they continue to market their product for their approved indication.

MANUFACTURE OF INTERFERON

     Human source leukocytes ("white blood cells") and a stimulating virus, raw materials which are readily available to the Company, are needed to produce human leukocyte interferon by conventional (non-recombinant) means. A stimulating virus, harmless to humans, is introduced into the white blood cell which induces the cell to produce interferon. The interferon is then extracted and purified. Alpha Leukoferon(TM), which is also a natural human leukocyte-derived interferon-alpha in injectable form, is distributed in limited quantities in Florida. The Company's variant of the product Omniferon(TM), is currently in development for eventual commencement of clinical trials in the EU.

     Production methods developed by Viragen, as well as enhanced methods currently under development, have reduced both Viragen's and the Company's costs of production of Natural Interferon, and accordingly, the differences in market price between the natural and synthetic interferons. While production of the natural product is still believed to be somewhat more costly on a per unit basis, the Company believes that lower dosage requirements for the Natural Interferon make it presently a cost effective alternative method of treatment. The Company anticipates that it will initially be required to make capital expenditures of between $2,000,000 and $2,500,000 in order to refine, acquire and install new manufacturing equipment associated with its proprietary manufacturing process at its new Scottish facility. The Company believes that the new proprietary manufacturing technology licensed by VTI should significantly reduce the cost of production which, in turn, will further reduce the price of the Product, thereby enabling it to be more competitive with Synthetic Interferons. There can be no assurances that such new manufacturing technology will enable the Company to achieve the level of manufacturing proficiency and Product improvement anticipated by management.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and EU regulatory approvals (if obtained), of a new pharmaceutical product will take several years and require substantial funding. Pursuant to its Licensing Agreement with SNBTS, the Company and SNBTS intend to commence EU pre-clinical trials in 1997. The Company's present focus is the continued research and development of Omniferon(TM) and commencement of clinical trials in the EU.

     Following the receipt of additional funding from the Company's Private Placements completed in March 1996, research efforts and related costs increased further and can be expected to continue to increase as the Company continues its development efforts for its proprietary production technology for its Product.

INTELLECTUAL PROPERTY

     Viragen has been awarded one patent for an enhanced purification process. However, Viragen has recently made substantial advances in its technology but has not, as yet, applied for patent protection for its new technology and is currently relying on protection through trade secret laws and confidentiality agreements until such time it does file for patent protection. In July 1995, all of the patents and proprietary technology owned by Viragen was subsequently transferred to its wholly-owned subsidiary, VTI and ultimately to the Company through a License Agreement.

     United States patents have been issued to others with respect to genetically engineered organisms and genes and human leukocyte interferon purified to a certain degree. Subject to the extent of such existing patent claims, Viragen may have to negotiate license agreements with such patent holders to use such processes and products in Viragen's human leukocyte-derived interferon program. As a result, the Company may be required to become a party in these license agreements which could have an adverse effect on the Company's profitability since it is likely that the Company would be required to pay cash compensation or royalties.

     The validity and enforceability of a patent can be challenged by litigation after its issuance and if the outcome of such litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. The degree of protection afforded by foreign patents may be different than in the United States. There can be no assurance that patents now held or obtained in the future will be of substantial protection or commercial benefit to the Company. Moreover, because of the progress in related technology, many of the patents now owned by VTI are obsolete.

     While Viragen has made efforts to protect its proprietary technology, to the extent that such protections are inadequate, Viragen could lose the benefit of a part or all of these rights, which, in turn, could have a material adverse effect on the Company. Furthermore, to the extent that any of Viragen's patents or other proprietary technology is challenged or infringed, such challenges or infringement will likely have an adverse effect on the Company's License Agreement with VTI and the Company's Scottish Agreement with the Agency and SNBTS, as well as on the Company's operations. See "Licensing Agreements."

REGULATION

     In accordance with EU regulations, the Product is classified as a "protein identical to naturally occurring human polypeptides and proteins". The EU regulations specifically provide for more abbreviated preclinical studies for naturally occurring substances such as the Product than for genetically engineered products. Accordingly, while there can be no assurance, the Company hopes to receive a more expeditious review of the various EU processes and clinical trials prerequisite to market approval.

     As described above, for purposes of securing approvals and completing the necessary clinical trials relative to the EU approval process, as well as to secure a sufficient blood source for the manufacture of the Product following completion of EU clinical trials, on July 20, 1995, VSL entered into the Scottish Agreement with the Common Services Agency of Scotland, an adjunct of the Scottish Government which acts on behalf of the National Health Service in Scotland and the Scottish Natural Blood Transfusion Service. The Agency owns and operates a blood fractionation facility in Edinburgh, Scotland, located near the Company's facility currently under construction, and has the physical and, with the Company's proprietary technology, the technical capacity to manufacture Omniferon(TM) from human leukocytes. Securing a facility in the EU which has available a sufficient qualified blood source was considered critical for the Company to successfully conduct EU clinical trials as well as to provide for subsequent commercial manufacturing.

     In order to conduct clinical trials, the Company's Scottish manufacturing plant and manufacturing SOPs must be approved by the Scottish regulatory authorities. The Company has engaged a recognized consulting firm familiar with the EU regulatory process to assist in the manufacturing and Product submissions prerequisite to the EU regulatory approval process. In addition, the SNBTS has a full time regulatory department, comprising the three persons, that have obtained approval of numerous EU approved blood-derived products. The Scottish National Blood Service will provide its best efforts, working in conjunction with the Company, to obtain a manufacturing license and subsequent product approval at the conclusion of the EU clinical studies. At such time as SNBTS obtains a manufacturing license for the Product, Viragen also intends to seek U.S. FDA approval of the Product for clinical trials in the United States.

     Pursuant to the Scottish Agreement, the Agency has committed to manufacture and supply the Product within the EU on an exclusive basis and throughout the world (excluding the United States and its territories) on a non-exclusive basis. The Agency has committed to manufacture the Product in sufficient scale to accommodate the EU clinical trials, and thereafter, for subsequent commercial sales in amounts to be agreed upon by the parties.

     The Company is providing the Agency with full access to proprietary technology and specialized equipment and will train Agency personnel. In addition, the Company has agreed to defray all costs associated with securing permits and regulatory approvals, augmenting the Agency's facilities, if necessary, to manufacture the Product and securing documentation substantiating compliance of the Product with EU regulatory requirements. The Agency will receive compensation for Products manufactured for use in clinical trials in the EU and for Products manufactured for sales prior to obtaining new drug application approval. In addition, for sales for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services, Product distribution will involve either no payments to the Agency or payments at substantially discounted prices.

COMPETITION

     Competition in the immunological and pharmaceutical products industry is intense. Competitors include major pharmaceutical, chemical, energy and food companies, some of which have already marketed genetically engineered alpha and beta interferon products for Multiple Sclerosis, cancer and viral treatments, and many of which are expanding into modern biotechnology. Competition is expected to increase in the future, based upon the perceived potential commercial applications for such products. Many of the Company's competitors have existing programs, more experience in research, development and clinical testing of pharmaceutical products, and substantially greater financial, marketing and human resources than the Company.

EMPLOYEES

     As of September 20, 1996, the Company had two full-time employees, Dr. Magnus Nicolson, the Managing Director of VSL and Mr. Dennis W. Healey, the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Through the provisions of the Scottish Agreement, the Company utilizes additional personnel and departments within SNBTS, including Dr. Blair Anderson, the Company's Production Manager and external consultants as needed.

ITEM 2.  PROPERTIES

     Viragen, Inc., the majority stockholder of the Company, currently owns a 14,000 square foot building at 2343 West 76th Street, Hialeah, Florida 33016.

     In June 1996, the Company executed a five-year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 8,100 sq. ft., will contain the Company's laboratory and production facilities. This location will augment other productive assets located with the SNBTS facility which are available to the Company under the Scottish Agreement. The monthly rental for the facility is British Pound 6,140 or approximately US$9,800, subject to adjustment for common area maintenance charges. The Company has the right to renew the lease for four additional five year terms. The Company considers that its property, including its new facility under construction, as suitable and adequate to carry on the Company's business. The Company further believes that it maintains sufficient insurance coverage on the Company's real and personal property.

ITEM 3.  LEGAL PROCEEDINGS

     An action is pending in the Circuit Court for Broward County, Florida against the Company (then named Sector Associates, Ltd.) alleging that Sector Associates, Ltd., mishandled payment of amounts due to a Roy Woods, a secured creditor (ROY WOODS AS TRUSTEE V. SECTOR ASSOCIATES LTD.). The Company has denied the claim and has filed a counterclaim. In addition, a stockholder of Sector Associates, Ltd., is obligated and has agreed to indemnify the Company in this matter and has assumed responsibility for defense of this lawsuit. Based on the nature of the damages alleged as well as the indemnification received from the stockholder defending the lawsuit, management does not believe that the litigation will result in any material liability to the Company.

     The Company knows of no other material litigation or claims pending, threatened or contemplated to which the Company is or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "VERP." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated.

                                   PERIOD                                      HIGH       LOW
- -----------------------------------------------------------------------------  ----       ---
First Quarter ended 09/30/93.................................................      1/2        1/8
Second Quarter ended 12/31/93................................................    1 5/8      1 3/8
Third Quarter ended 03/31/94.................................................    1 5/8        1/2
Fourth Quarter ended 06/30/94................................................    1 5/8        1/2
First Quarter ended 09/30/94.................................................    1 3/4        1/4
Second Quarter ended 12/31/94*...............................................    1 1/2        3/8
Period 04/06/96 -- 05/01/96..................................................    2            3/4
Period 05/02/96** -- 06/30/96................................................   27         25

- ---------------

  * No public trading was undertaken with respect to the Company's Common Stock between January 1, 1995 and April 5, 1996.
 ** Effective May 2, 1996, the Company effectuated a 1:14 reverse stock split simultaneously with the change of the name of the Company from Sector Associates, Ltd. to Viragen (Europe) Ltd.
(a) The above quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.
(b) On September 20, 1996, the closing bid price for the Common Stock was $19.25.
(c) As of September 20, 1996, the approximate number of record holders of the Company's Common Stock was 104 with an estimated total number of shareholders of 1,200.

     The Company has not paid any cash dividends on its Common Stock since incorporation. As the Company is in the development stage, has an accumulated deficit, and has significant capital requirements in the future and presently intends to retain future earnings, if any, to finance the expansion of its business, it is not anticipated that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, if any, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                 YEAR ENDED       ELEVEN WEEKS ENDED
                                                                JUNE 30, 1996       JUNE 30, 1995
                                                                -------------     ------------------
Interest and other income.....................................    $  73,945              $626
Net (loss) Income.............................................     (475,351)              626
Net (loss) income per average common share outstanding........    $    (.13)             6.26
Weighted average shares outstanding and equivalents(1)........    3,685,705               100

                        CONSOLIDATED BALANCE SHEET DATA

                                                                 YEAR ENDED       ELEVEN WEEKS ENDED
                                                                JUNE 30, 1996       JUNE 30, 1995
                                                                -------------     ------------------
Working capital (deficit).....................................   $ 5,795,786           $ (5,467)
Total Assets..................................................     5,953,949             57,933
Long-term debt................................................            --                 --
Stockholder's equity..........................................     5,829,565              2,240

     The information in this table has been retroactively restated to reflect a one-for-fourteen (1:14) reverse stock split in the Company's shares of Common Stock on May 2, 1996. The weighted average number of shares outstanding includes the assumed conversion of the convertible preferred shares as of the issuance date, as they were issued with the intention of granting Viragen control of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

     On December 8, 1995, the Company (then named Sector Associates, Ltd.) acquired 100% of the stock of Viragen (Scotland) Ltd. ("VSL") for 2,000,000 shares of Series B Convertible Preferred Stock of the Company which, upon conversion, represented 5,600,000 shares of Common Stock or approximately 94% of the then issued and outstanding capital stock interest of the Company. As the stockholders of VSL gained voting control of the Company in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition was accounted for as a reverse acquisition whereby the historical financial statements reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, the Company. The historical financial statements for all periods presented up to December 8, 1995 included herein are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the Company, was a shell corporation with no operations, stockholders' equity of the combined entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

     VSL was organized during April 1995 by Viragen, Inc. as a Scottish private company to undertake clinical trials in the EU and for sales of Viragen's Product, in the EU and other countries outside the United States. Accordingly, no financial data is available for Viragen (Europe) Ltd. and its subsidiary, VSL, prior to April 1995.

     Through a license granted by Viragen, VSL's ultimate parent, VSL secured certain rights to engage in the research, development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services, ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's Product to VSL for distribution in the EU in return for certain fees and additional rights. SNBTS' services will be subject to all governmental regulations and procedures pertaining to the manufacture and distribution of the Product. SNBTS has committed to manufacture the Product in sufficient scale to accommodate the EU clinical trials and may simultaneously engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS will also cooperate with the Company in studies relevant to the Product and with eventual production, clinical trials and distribution. Management considers it critical to the Company's operation and to planned clinical trials to secure a sufficient qualified source of human leukocytes, a critical component in the manufacture of the Product. VSL was a newly formed company which commenced operations concurrent with the execution of its agreements with SNBTS.

     The Company initiated a series of Private Placements to accredited investors to raise capital necessary to complete the planned reverse acquisition, raise the funding necessary to complete construction of its Scottish facility and for initial Product testing phases by VSL in Scotland. In December 1995, the Company completed a Private Placement, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per Unit. Each Unit consists of 0.71 shares of Common Stock and 2.5 Common Stock Purchase Warrants having an exercise price of $6.00 per share, representing a total of 240,000 Shares and 840,000 Warrants. In March 1996, the Company completed two additional Private Placements, issuing a total of 768,000 shares of Common Stock and 216,500 Warrants having an exercise price of $12.00 per share. These offerings yielded net cash proceeds of $5,102,000. The completion of the Private Placements provided the Company with initial capital necessary
(i) for the construction of a building and related facilities in Scotland, (ii) for the purchase of equipment at the Company's Scottish facilities, (iii) to provide a minimum royalty to the Company's affiliate, VTI to commence in calendar year 1997 (iv) to expand the number of employees of VEL and (v) for general working capital. However, the Company will require additional financing to engage in clinical trials for the purpose of obtaining EU approval for the Product. The entire process of research, development and EU regulatory approvals (if obtained), of a new pharmaceutical product takes several years and requires substantial funding. Pursuant to its Licensing Agreement with SNBTS, the Company and SNBTS intend to commence EU preclinical trials in calendar 1997. The Company's present focus is the continued research and development of the Company's Product for the treatment of Multiple Sclerosis, Hepatitis B and C, and HIV/AIDS.

     Following the receipt of additional funding from the Company's Private Placement completed in March 1996, research efforts commenced and related costs were incurred which can be expected to increase as the Company continues its development efforts for its proprietary production technology for its product.

     In June 1996, the Company executed a five year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 8,100 sq. ft., will contain the Company's laboratory and production facilities. The monthly rental for the facility is 5,590 British Pounds or approximately US$8,830 subject to adjustment for common area maintenance charges. This location will augment other productive assets located within the SNBTS facility which are available to the Company under the Scottish Agreement.

     During fiscal 1996, the Company incurred general and administrative expenses associated primarily with the recommencement of operations including fees associated with the Company's License and Manufacturing Agreement with the SNBTS and domestic professional fees associated with public filings. Such fees included legal and accounting fees of $107,200, administrative consulting fees in Scotland of $56,300 and travel related costs between the U.S. and Scotland of $43,500. Also included is compensation expense of $243,000 representing shares issued to three officers and directors in September 1995.

     Management believes that the working capital currently on-hand is adequate to complete the planned construction phase of its Edinburgh production facility and maintain its research and product development operations for the foreseeable future. Additional funding will be required to undertake and complete EU regulatory approvals.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                           SERVED AS
                                                                                         OFFICER AND/OR
                 NAME                    AGE           POSITION WITH THE COMPANY         DIRECTOR SINCE
- ---------------------------------------  ---    ---------------------------------------  --------------
Gerald Smith...........................  65     Chairman of the Board                         1995
                                                President                                     1995
                                                Director                                      1995
                                                Director of Viragen (Scotland) Limited        1995
Robert H. Zeiger.......................  52     Chief Executive Officer                       1996
                                                Chief Operating Officer                       1996
                                                Director                                      1996
                                                Director of Viragen (Scotland) Limited        1995
Dennis W. Healey.......................  48     Executive Vice President                      1996
                                                Chief Financial Officer                       1996
                                                Treasury, Secretary and Director              1996
                                                Director of Viragen (Scotland) Limited        1995
Dr. Magnus Nicolson....................  34     Managing Director of Viragen (Scotland)
                                                Ltd.                                          1996

     The Company's directors are collectively elected at the annual meeting of stockholders and hold office for one year and until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board.

     Set forth below is a biographical description of each director and executive officer of the Company.

     GERALD SMITH, in accordance with reorganization by and among the Company, Viragen, Inc., and Viragen (Scotland) Limited, became the President and Chairman of the Board of Directors of the Company on December 8, 1995. Mr. Smith has also served as a Director of Viragen (Scotland) Limited since its inception in April 1995. Since February 5, 1993, Mr. Smith has served as a Director of Viragen, Inc., the majority stockholder of the Company, and on May 12, 1993, Mr. Smith became President of Viragen. In June, 1994 Mr. Healey relinquished his position as Chairman of the Board of Directors of Viragen in favor of Mr. Smith. Since 1982, he was a Principal Stockholder, President, Chief Executive Officer and Director of Business Development Corp. ("BDC") of Miami, Florida, which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture of Boca Raton, Florida. In 1988, Mr. Smith was the Founder, President and a Director of Club-Theatre Network, Inc. of Boca Raton, Florida, an audience interactive private video theater. Mr. Smith sold his interest in that company in March 1989. From August 1991 to December 1991, Mr. Smith was the chief executive officer of Electronic Imagery, Inc. located in Pompano, Florida, a company engaged in the development of imaging software. Mr. Smith is also the President, Chief Executive Officer and a Director of Cinescopic Corporation and International Database Service, Inc. located in Palm Beach Gardens, Florida, computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith has wound down BDC's operations in order to devote substantially all of his time to the Company and Viragen. Mr. Smith has advised that his services to these companies will not materially affect his ability to render services to the Company.

     ROBERT H. ZEIGER was appointed a Director, Chief Executive Officer and Chief Operating Officer of the Company in January, 1996. Mr. Zeiger has also served as a Director of Viragen (Scotland) Limited, a wholly-owned subsidiary of the Company since April, 1995 and a Director of Viragen, Inc., the majority stockholder of the Company, since June, 1995. From 1985 to 1994, Mr. Zeiger was employed by Glaxo, Inc., a pharmaceutical manufacturer during which time he served as Vice President and General Manager, Glaxo Pharmaceuticals Division (1991 to 1994), Vice President and General Manager of the Allen & Hansbury Division, and Vice President and General Manager of the Dermatology Division (1985 to 1988).

     DENNIS W. HEALEY is a Certified Public Accountant and was appointed the Company's Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company in January, 1996. Mr. Healey has also served as a Director of Viragen (Scotland) Limited since April, 1995. In April 1993, he was appointed Chairman of the Board and Chief Executive Officer of Viragen, Inc., the majority stockholder of the Company, and in June 1994, Mr. Healey relinquished that position to Mr. Smith and in July 1994 relinquished the position of Chief Executive Officer. Upon Gerald Smith becoming President of Viragen on May 12, 1993, Mr. Healey became Executive Vice President and has served as Chief Financial Officer and Treasurer of Viragen since 1980 and its Secretary since 1994. In July 1996, Mr. Healey, resigned his position as Chief Financial Officer and Treasurer of Medicore, Inc., a publicly traded company on the NASDAQ, and as Executive Vice President of its Techdyne affiliate. Mr. Healey joined Medicore in 1976 as its Controller. He also resigned his position as Treasurer of most of Medicore's subsidiaries and as Vice President of Dialysis Corporation of America ("DCA"), a subsidiary of Medicore.

     MAGNUS NICOLSON, PH.D. has served as the Managing Director of Viragen (Scotland) Limited, a wholly-owned subsidiary of the Company, since April 1996. From 1992 to 1995, Dr. Nicolson was employed by Scottish Enterprise, an agency of the Scottish government responsible for generating economic development in Scotland. During his time at Scottish Enterprise, he served as Technology Manager for "Locate in Scotland" (1995), Senior Executive (1993 to 1995), and Contractor, Healthcare Liaison Office of Dunbartonshire Enterprise (1992 to
1993). From 1990 to 1992, Dr. Nicolson conducted various market research projects for a variety of public and private enterprises, as an independent marketing consultant. In 1988, Dr. Nicolson was awarded a Doctorate in Immunology from the University of Strathclyde, in addition to acquiring Masters Degrees in both Immunology and Business in 1985 and 1992, respectively. Dr. Nicolson is a Fellow of the Royal Societies of Medicine and Chemistry, as well as a Member of the Chartered Institute of Marketing.

     There is no family relationship between any of the officers and directors.

ITEM 11.  EXECUTIVE COMPENSATION

     During the past three fiscal years (1995, 1994, and 1993), none of the Company's executive officers have received any cash compensation. Commencing in July 1996, Mr. Dennis W. Healey, the Company's Executive Vice President, Chief Financial Officer, Treasurer, and Secretary, and a Director began receiving an annual salary of $85,000 pursuant to a two-year Employment Agreement with the Company.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL     RESTRICTED                             ALL OTHER
NAME AND                                               COMPEN-       STOCK       OPTIONS/       LTIP       COMPEN-
PRINCIPAL POSITION   YEAR     SALARY       BONUS        SATION       AWARD       SARS(#)      PAYOUTS       SATION
- -------------------  ----   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gerald Smith.......  1995   $       --   $       --   $       --   $       --   $       --   $       --   $       --
  Chairman of Board  1994           --           --           --           --           --           --           --
  and President(1)   1993           --           --           --           --           --           --           --
Robert H. Zeiger...  1995   $       --   $       --   $       --   $       --   $       --   $       --   $       --
  Chief Executive    1994           --           --           --           --           --           --           --
  Officer(2)         1993           --           --           --           --           --           --           --
Andrew Panzo.......  1995   $       --   $       --   $       --   $       --   $       --   $       --   $       --
  Chairman of Board  1994           --           --           --           --           --           --           --
  and President(3)   1993           --           --           --           --           --           --           --

- ---------------

(1) Mr. Smith became the Chairman of the Board, Chief Executive Officer, President and a Director of the Company on December 8, 1995, pursuant to the Company's Agreement and Plan of Reorganization ("Reorganization Agreement") by and among the Company, Viragen, Inc., and Viragen (Scotland) Limited, which position he relinquished to Mr. Robert H. Zeiger on January 8, 1996.

(2) Mr. Zeiger was appointed Chief Executive Officer on January 8, 1996 which position was relinquished by Mr. Smith, Chairman of the Board of Directors.
(3) Mr. Panzo resigned as the Company's Chairman of the Board, Chief Executive Officer, President and a Director of the Company on December 8, 1995, concurrent with the Company's reverse acquisition transaction and pursuant to the provisions of the Company's Reorganization Agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended June 30, 1996 to each person named in the Summary Compensation Table.

                                                   NUMBER OF      % OF TOTAL
                                                   SECURITIES    OPTIONS/SARS
                                                   UNDERLYING     GRANTED TO    EXERCISE OR
                                                  OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION
                      NAME                        GRANTED (#)    FISCAL YEAR    ($/SHARES)       DATE
- ------------------------------------------------  ------------   ------------   -----------   ----------
Gerald Smith....................................       --             --                          --
Robert H. Zeiger................................       --             --                          --
Andrew Panzo....................................       --             --                          --

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended June 30, 1996 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1996 fiscal year:

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1996 FISCAL YEAR END OPTION VALUES

                                              LESS EXERCISE                                  VALUE OF UNEXERCISED IN THE
                                              VALUE REALIZED                                   MONEY OPTIONS AT FY-END
                                               MARKET PRICE       NUMBER OF UNEXERCISED       (BASED ON FY-END PRICE OF
                                  SHARES       AT EXERCISE          OPTIONS AT FY-END                $   /SHARE)
                                 ACQUIRED       LESS PRICE     ---------------------------   ---------------------------
               NAME             ON EXERCISE    EXERCISABLE     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
    --------------------------  -----------   --------------   -----------   -------------   -----------   -------------
    Gerald Smith..............      --              --             --             --             --             --
    Robert H. Zeiger..........      --              --             --             --             --             --
    Andrew Panzo..............      --              --             --             --             --             --

ADDITIONAL STOCK OPTIONS

     In November 1995, VSL, a wholly-owned subsidiary of the Company, issued an aggregate of 7,144 shares of VSL common stock at $56.00 per share to individuals now serving as officers and directors of the Company and to an employee of Viragen, all of whom were expected to contribute to the operations of VSL. In connection with the Agreement and Plan of Reorganization, these shares were exchangeable into an aggregate of 400,000 shares of the Company. Of these options, 100,000 were granted each to (i) Mr. Gerald Smith, the current President and Chairman of the Company, (ii) Mr. Robert H. Zeiger, the Chief Executive Officer, Chief Operating Officer, and a director of the Company, (iii) Mr. Dennis W. Healey, the Company's Treasurer, Chief Financial Officer, Secretary and a director of the Company, and (iv) to Mr. Steven Sanders, an employee of Viragen, who provided various services to the Company. All options in VSL were exercised on December 5, 1995 at $.001 per share. The Company recognized $243,000 in compensation expense as a result of the issuance of these shares. See "Principal Stockholders" and "Certain Relationship and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned at September 20, 1996 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty days. At September 20, 1996, there were 6,954,830 shares of Common Stock of the Company outstanding.

                                                                          AMOUNT
                                                                        NATURE OF
                                                                        BENEFICIAL      PERCENT OF
                NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP(1)      CLASS(2)
- ---------------------------------------------------------------------  ------------     ----------
Viragen, Inc.(3).....................................................    5,000,000           72%
Gerald Smith(4)......................................................      100,000          1.4%
Robert H. Zeiger(5)..................................................      100,000          1.4%
Dennis W. Healey(6)..................................................      100,000          1.4%
Officers and Directors as a Group (3 persons)........................      300,000          4.3%

- ---------------

(1) Based upon information furnished to the Company by the principal security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares. All of the individuals listed are officers and/or directors of the Company whose address is 2343 West 76th Street, Hialeah, Florida 33016, which is also the address of Viragen, Inc.
(2) Based on 6,954,830 shares of Common Stock outstanding at September 20, 1996.
(3) Viragen, Inc. is the majority stockholder of the Company.
(4) Mr. Smith is President and Chairman of the Board of Directors of the Company.
(5) Mr. Zeiger is Chief Executive Officer, Chief Operating Officer and a Director of the Company.
(6) Mr. Healey is Executive Vice President, Treasurer, Chief Financial Officer, Secretary and a Director of the Company.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed in a timely manner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH CURRENT AFFILIATES OF THE COMPANY

     On September 20, 1995, the Company entered into an Agreement and Plan of Reorganization pursuant to which the Company agreed to acquire 100% of the issued and outstanding stock of VSL, in exchange for the distribution to Viragen, of newly-issued shares of Convertible Preferred Stock that upon conversion represented 5,600,000 shares of Common Stock of the Company or approximately 94% of the then outstanding capital stock interest of the Company.

     On November 7, 1995, the Company, VSL, and Viragen entered into an Amendment to Agreement and Plan of Reorganization (the "Amendment") to extend the Closing Date to December 8, 1995. Additionally, the Amendment provided for an interim loan of $500,000 to VSL which is to be deemed satisfied at the Closing. The Amendment also provided for an additional cash capital contribution of $300,000, payable at closing. Upon the consummation of the transactions contemplated by the Agreement and the Amendment in December 1995, VSL became a wholly-owned subsidiary of the Company. In July 1995, VSL entered into a License Agreement with Viragen Technology, Inc., a wholly-owned subsidiary of Viragen. Pursuant to the terms of the License Agreement, VSL is obligated to pay a royalty commencing in calendar 1997 and an annual royalty payment equal to the greater of (i) $2,000,000 or (ii) 10% of VSL's gross revenues until such time as total royalty payments of $18 million has been paid to VTI. Once the $18 million royalty amount has been paid, VSL is obligated to pay VTI an amount equal to 8% of VSL's gross revenues until such time as total royalty payments of $25 million has been paid to VTI. Once the $25 million royalty amount has been paid, VSL is obligated to pay VTI an amount equal to 5% of VSL's gross revenues thereafter. The term of the license agreement is for the duration of the intellectual property that is the subject matter of the agreement.

     Mr. Gerald Smith, the Company's President and Chairman, is also the Chairman and President of Viragen, the majority stockholder of the Company. Mr. Robert H. Zeiger, Chief Executive Officer and Chief Operating Officer and a Director of the Company is also the Chief Executive Officer and Chief Operating Officer and a Director of Viragen. Mr. Dennis W. Healey, the Company's Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director also serves in the same capacities for Viragen. Viragen currently owns 5,000,000 shares of Common Stock of the Company, representing 72% of the Company's outstanding capital stock interest on September 20, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS IN FORM 8-K

     (a) The following is a list of documents filed as part of this report.

          1. All financial statements -- See Index to Consolidated Financial Statements.

          2. Financial statement schedules -- See Index to Consolidated Financial Statements.

          3. Exhibits

             (i) Certificate of Incorporation dated November 4, 1985. (incorporated by reference to the Company's initial Registration Statement, File No. 33-1952-NY ("Registration Statement")

             (ii) Amended Certificate of Incorporation dated April 14, 1987. (incorporated by reference to the Company's Registration Statement)

             (iii) Amended Certificate of Incorporation dated October 9, 1987. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 ("1994 10-KSB")

             (iv) Amended Certificate of Incorporation dated November 18, 1987. (incorporated by reference to the 1994 10-KSB)

             (v) Amended Certificate of Incorporation dated December 9, 1987. (incorporated by reference to the 1994 10-KSB)

             (vi) Amended Certificate of Incorporation dated December 18, 1987. (incorporated by reference to Post-Effective Amendment No. 3 to the Company's Registration Statement filed on or about May 2, 1989 ("Post-Effective Amendment No. 3")

             (vii) Amended Certificate of Incorporation dated January 17, 1989. (incorporated by reference to the 1994 10-KSB)

             (viii) Amended Certificate of Incorporation dated June 9, 1989. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 ("1993 10-KSB")

             (ix) Amended Certificate of Incorporation dated August 2, 1993. (incorporated by reference to the 1993 10-KSB)

          4. Instrument defining the rights of security holders, including indentures

             (i) Amended Certificate of Incorporation dated December 13, 1993. (incorporated by reference to the 1993 10-KSB)

             (ii) By laws of the Company (incorporated by reference to Post-Effective Amendment No. 3)

             (iii) Form of Common Stock Certificate (incorporated by reference to Form 8-A dated June 14, 1989)

             (iv) Form of Class A Redeemable Common Stock Purchase Warrant (incorporated by reference to Form 8-A dated June 14, 1989)

             (v) Form of Class B Redeemable Common Stock Purchase Warrant (incorporated by reference to Form 8-A dated June 14, 1989)

             (vi) Warrant Agreement (incorporated by reference to Form 8-A dated June 14, 1989)

             (vii) Amendment to Warrant Agreement (incorporated by reference to Post-Effective Amendment No. 3)

             (viii) Amendment to Warrant Agreement (incorporated by reference to the 1993 10-KSB)

             (ix) Forms of Securities Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 ("1995 10-KSB")

             (x) Form of Common Stock Purchase Warrant (associated with Securities Purchase Agreement) (incorporated by reference to the 1995 10-KSB)

             (xi) Subscription Agreement and Investment Letter -- Sector Associates Ltd., dated November 12, 1993 (incorporated by reference to the 1993 10-KSB)

             (xii) Securities Purchase Agreement dated January 25, 1995 (incorporated by reference to the 1994 10-KSB)

          (11) -- Statement re: computation of per share earnings

          (22) -- Subsidiaries of the registrant

          (27) -- Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K filed during the fourth quarter.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRAGEN (EUROPE) LTD.

                                          By      /s/  DENNIS W. HEALEY
                                            ------------------------------------
                                                      Dennis W. Healey
                                            Executive Vice President, Treasurer,
                                             Principal Financial and Accounting
                                                           Officer

Dated: September 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                  TITLE                     DATE
- ---------------------------------------------  ----------------------------  -------------------
                   /s/  GERALD SMITH           Chairman of the Board of       September 27, 1996
- ---------------------------------------------  Directors, Principal
                Gerald Smith                   Executive Officer and
                                               President

                /s/  ROBERT H. ZEIGER          Chief Executive Officer and    September 27, 1996
- ---------------------------------------------  Director
              Robert H. Zeiger

               /s/  DENNIS W. HEALEY           Executive Vice President,      September 27, 1996
- ---------------------------------------------  Treasurer and Principal
              Dennis W. Healey                 Financial Officer

                              FORM 10-K -- ITEM 8

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                          LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen (Europe) Ltd. and subsidiary are included:

Report of Independent Certified Public Accountants.....................................   F-2
Consolidated balance sheets -- June 30, 1996 and 1995..................................   F-3
Consolidated statements of operations -- Year ended June 30, 1996 and eleven weeks
  ended June 30, 1995..................................................................   F-4
Consolidated statements of stockholders' equity -- Year ended June 30, 1996 and eleven
  weeks ended June 30, 1995............................................................   F-5
Consolidated statements of cash flows -- Year ended June 30, 1996 and eleven weeks
  ended June 30, 1995..................................................................   F-6
Notes to consolidated financial statements -- June 30, 1996 and 1995...................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen (Europe) Ltd.

     We have audited the accompanying consolidated balance sheets of Viragen (Europe) Ltd. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year and eleven weeks ended June 30, 1996 and 1995, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen (Europe) Ltd. and subsidiary at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the year and eleven weeks ended June 30, 1996 and 1995, respectively, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Miami, Florida
August 16, 1996

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,
                                                                          --------------------
                                                                             1996       1995
                                                                          ----------   -------
                                            ASSETS
Current Assets
  Cash and cash equivalents.............................................  $4,985,897   $50,226
  Advances to parent....................................................     882,960        --
  Other current assets..................................................      51,313        --
                                                                          ----------   -------
          Total Current Assets..........................................   5,920,170    50,226
PROPERTY, PLANT AND EQUIPMENT
  Equipment and furniture...............................................       5,985        --
  Construction in progress..............................................      21,811        --
                                                                          ----------   -------
                                                                              27,796        --
  Less accumulated depreciation.........................................        (183)       --
                                                                          ----------   -------
                                                                              27,613        --
OTHER ASSETS
  Deferred Expenses.....................................................       6,166     7,707
                                                                          ----------   -------
                                                                          $5,953,949   $57,933
                                                                          ==========   =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.................................  $  124,384   $ 7,307
  Advances from parent..................................................          --    48,386
                                                                          ----------   -------
          Total Current Liabilities.....................................     124,384    55,693
Stockholders' Equity
  Common stock, $.01 par value. Authorized 20,000,000 shares; issued and
     outstanding 6,922,830 shares.......................................      69,228        --
  Common stock, $1.61 par value. Authorized, issued and outstanding 100
     shares.............................................................          --       161
  Additional paid-in capital............................................   6,192,005     1,453
  Retained earnings (deficit)...........................................    (474,725)      626
Foreign currency translation adjustment.................................      43,057        --
                                                                          ----------   -------
          Total Stockholders' Equity....................................   5,829,565     2,240
                                                                          ----------   -------
                                                                          $5,953,949   $57,933
                                                                          ==========   =======

                See notes to consolidated financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       ELEVEN
                                                                        YEAR ENDED   WEEKS ENDED
                                                                         JUNE 30,     JUNE 30,
                                                                           1996         1995
                                                                        ----------   -----------
Income
  Interest and other income...........................................  $   73,945      $ 626
                                                                        ----------     ------
                                                                            73,945        626
Cost and Expenses
  Research and development costs......................................      56,424         --
  General and administrative expenses.................................     491,148         --
  Depreciation and amortization.......................................       1,724         --
                                                                        ----------     ------
                                                                           549,296         --
                                                                        ----------     ------
Net (Loss) Income.....................................................  $ (475,351)     $ 626
                                                                        ==========     ======
Net (loss) income per common share....................................  $    (0.13)     $6.26
                                                                        ==========     ======
Weighted average common shares outstanding............................   3,685,705        100
                                                                        ==========     ======

                See notes to consolidated financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              CONVERTIBLE
                        COMMON     COMMON      PREFERRED    ADDITIONAL     COMMON      RETAINED      FOREIGN
                        STOCK,     STOCK,        STOCK       PAID-IN        STOCK      EARNINGS     CURRENCY
                       PAR $.01   PAR $1.61    SERIES B      CAPITAL     SUBSCRIBED    (DEFICIT)   TRANSLATION
                       --------   ---------   -----------   ----------   -----------   ---------   -----------
Incorporation of VSL
  in
  April 1995 (100
     shares).........  $            $ 161      $            $    1,453   $             $             $
  Net income.........                                                                        626
                        -------     -----       --------    ----------   -----------   ---------     -------
Balance at June 30,
  1995...............                 161                        1,453                       626
  Exercise of VSL
     options by
     Directors and
     Affiliate.......                  12                          390
  Reverse acquisition
     of Sector
     Associates,
     Ltd. ...........     1,198      (173)        20,000       144,160
  Issuance of stock
     to Directors and
     Affiliate.......                                          243,000
  Private placement
     (December 1995),
     net of issuance
     costs...........     2,400                                746,880
  Private placements
     (March 1996),
     net of issuance
     costs...........                                                      5,101,752
  Conversion of
     Series B
     preferred
     stock...........    56,000                  (20,000)      (36,000)
  Issuance of common
     stock
     subscribed......     9,630                              5,092,122    (5,101,752)
  Foreign currency
     translation
     adjustment......                                                                                 43,057
  Net loss...........                                                                   (475,351)
                        -------     -----       --------    ----------   -----------   ---------     -------
Balance at June 30,
  1996...............  $ 69,228     $  --      $      --    $6,192,005   $        --   $(474,725)    $43,057
                        =======     =====       ========    ==========   ===========   =========     =======

                See notes to consolidated financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      ELEVEN
                                                                       YEAR ENDED   WEEKS ENDED
                                                                        JUNE 30,     JUNE 30,
                                                                          1996         1995
                                                                       ----------   -----------
NET (LOSS) INCOME....................................................  $ (475,351)    $   626
  Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
     Issuance of stock to Directors and Affiliate....................     243,000          --
     Depreciation and amortization...................................       1,724          --
  Increase (decrease) relating to operating activities from:
     Other current assets............................................     143,687      (7,707)
     Accounts payable and accrued expenses...........................      69,736       7,307
                                                                       ----------     -------
     Net cash (used in) provided by operating activities.............     (17,204)        226
INVESTING ACTIVITIES
  Additions to property, plant and equipment.........................     (27,796)         --
                                                                       ----------     -------
     Net cash used in investing activities...........................     (27,796)         --
FINANCING ACTIVITIES
  Proceeds from March 1996 private placements, net of related
     expenses........................................................   5,101,752          --
  Cash acquired through reverse acquisition of Sector Associates,
     Ltd.............................................................     768,823          --
  Advances (to) from parent..........................................    (933,361)     50,000
  Contributions from officers........................................         400          --
                                                                       ----------     -------
     Net cash provided by financing activities.......................   4,937,614      50,000
Effect of exchange rate fluctuations on cash.........................      43,057          --
                                                                       ----------     -------
Increase in cash.....................................................   4,935,671      50,226
Cash and cash equivalents at beginning of period.....................      50,226          --
                                                                       ----------     -------
Cash and cash equivalents at end of period...........................  $4,985,897     $50,226
                                                                       ==========     =======

SUPPLEMENTAL CASH FLOW INFORMATION:

     During the year and eleven weeks ended June 30, 1996 and 1995, respectively, the Company had the following non-cash investing and financing disclosable activities:

    Other receivables acquired through reverse acquisition of Sector
      Associates, Ltd................................................  $195,000   $     --
    Liabilities assumed through reverse acquisition of Sector
      Associates, Ltd................................................    47,341         --
    Issuance of stock to Directors and affiliate.....................   243,000         --

                See notes to consolidated financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Consolidation: Viragen (Europe) Ltd. ("VEL") and its subsidiary are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen (Europe) Ltd. and its wholly-owned subsidiary, Viragen (Scotland) Ltd. ("VSL"), collectively known as the Company. VSL is a private Scottish company. All material intercompany accounts and transactions have been eliminated in consolidation. Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc. See Note B for further discussion relating to basis of presentation.

     Name Change and Reverse Stock Split: Effective May 2, 1996, the Company's name was changed from Sector Associates, Ltd. to Viragen (Europe) Ltd. The common stock was reverse split one share for fourteen (1:14) and the par value was changed from $.10 per share to $.01 per share. The number of authorized common shares was reduced from 50 million shares to 20 million shares.

     The effect of the reverse split has been reflected in the consolidated financial statements and accompanying notes for all periods presented.

     Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

     Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed by using the straight-line method over the estimated useful life for financial reporting purposes and using accelerated methods for income tax purposes.

     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

     Income (Loss) Per Share: Income (loss) per share has been computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding includes the assumed conversion of the convertible preferred shares as of the issuance date, as they were issued with the intention of granting Viragen control of VEL. Common stock subscribed is assumed outstanding as of the completion of the March 1996 private placements for purposes of the weighted average shares outstanding calculation. The effect of warrants and stock options (common stock equivalents) are antidilutive.

     Deferred Expenses: Deferred expenses are amortized on the straight-line method, over their estimated benefit period ranging to 60 months.

     Foreign Currency Translation: The financial statements of VSL have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the reporting period. The translation adjustments resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

     New Pronouncements:  The Company adopted the provisions of FAS
121 -- Accounting for the Impairment of Long-Lived Assets, as of July 1, 1995. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     Also, on July 1, 1996, the Company plans to adopt the provisions of FAS
123 -- Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans under the provisions of APB 25-Accounting for Stock Issued to Employees. The Company will disclose the pro forma information required for stock-based compensation plans in accordance with FAS 123, upon adoption of the pronouncement.

NOTE B -- ACQUISITION -- BASIS OF PRESENTATION

     On September 20, 1995, Sector Associates, Ltd. ("Sector") (now named VEL) entered into an agreement and Plan of Reorganization (the "Agreement") with Viragen, Inc. ("Viragen"), a Delaware corporation. Under the terms of the Agreement, Sector was to acquire a 100% interest in VSL, in consideration for Viragen receiving a 94% interest in Sector.

     On November 7, 1995, the Agreement was amended to provide for an interim loan of $500,000 by Sector to VSL, the filing of certain financial reports by Sector prior to closing, a capital contribution of $300,000 into Sector within thirty days, and the modification of a related investment banking agreement. The $500,000 loan was funded November 9, 1995, bearing interest at 4% per annum, secured by a 3.77% equity interest in VSL, and was guaranteed by Viragen, Inc. Upon closing of the Agreement on December 8, 1995, the principal amount of the note was deemed contributed capital to Sector.

     On December 8, 1995, Sector finalized the Agreement and acquired 100% of the stock of VSL in exchange for 2,000,000 voting shares of Series B Convertible Preferred Stock, convertible into 5,600,000 shares of common stock or approximately 94% of the then issued and outstanding shares, as well as 94% of the voting privileges, of Sector. Viragen retained an 84% ownership interest in Sector, as 71,429 of the preferred shares (convertible into 200,000 common shares) were disbursed as finders' fees, and 142,857 of the preferred shares (convertible into 400,000 common shares) were issued to the Directors and an affiliate, in exchange for their common shares of VSL. The Company recognized $243,000 in compensation expense related to the disbursement of stock to the Directors and affiliate. As the Parent Company of VSL gained voting control of Sector in this transaction, VSL became the acquiring entity and accounting survivor. Accordingly, the transaction was accounted for as a reverse acquisition whereby the historical financial statements contained herein reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, VEL (formerly Sector). The historical financial statements for all periods presented up to December 8, 1995 included herein are, therefore, those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, VEL, was a shell corporation with no operations, the stockholder's equity of the conformed entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

NOTE C -- COMMON STOCK

     The Company initiated a series of Private Placement Offerings to raise the agreed upon capital necessary to complete the planned reverse acquisition (see Note B) and to raise the capital necessary to complete the construction of a plant in Edinburgh, Scotland, fund initial product testing phases by VSL in Scotland, and provide working capital.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

     In December 1995, the Company completed a Private Placement Offering, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per unit. Each unit consists of approximately 0.71 share of Common Stock, resulting in the issuance of 240,000 shares of Common Stock, and
2.5 Common Stock Purchase Warrants having an exercise price of $6.00 per share, exercisable through November 3,1998. At June 30, 1996, there were 840,000 Common Stock Purchase Warrants Outstanding resulting from this offering.

     In March 1996, the Company completed two additional Private Placement Offerings, issuing 768,000 shares of Common Stock and 216,500 Common Stock Purchase Warrants having an exercise price of $12.00 per share, exercisable through March 15, 1998. These two Offerings yielded net cash proceeds of approximately $5,102,000 after related expenses of $601,400, of which $229,900 was paid through the issuance of 195,000 shares of Common Stock and 450,000 Common Stock Purchase Warrants having an exercise price of $8.00 per share, exercisable through March 18, 1999.

     Viragen's ownership interest in the Company was reduced to 72%, upon completion of the March 1996 private placements.

     On April 1, 1996, the Company granted Magnus Nicolson, Managing Director of VSL, 50,000 options to purchase common stock in VEL, as part of his Employment Agreement. One half of the options vest on March 30, 1997, and the balance vest on March 30, 1998. The options are exercisable at $7.00 per share for a period of five years from the vesting dates.

     Shares of the Company's common stock reserved at June 30, 1996 for possible future issuance are as follows:

                                                                      EXERCISE     JUNE 30,
                                                                       PRICE         1996
                                                                      --------     ---------
    December 1995 Private Placement Warrants........................   $ 6.00        840,000
    Employee options................................................     7.00         50,000
    March 1996 Private Placement Warrants...........................     8.00        450,000
    March 1996 Private Placement Warrants...........................    12.00        216,500
    Class F Warrant (exercisable through November 1, 1998)..........   105.00         44,196
                                                                                   ---------
                                                                                   1,600,696
                                                                                   =========

     On June 30, 1996, 10,120 Class B Warrants having an exercise price of $133.00 per share expired.

NOTE D -- TRANSACTIONS WITH RELATED PARTIES

     VSL was organized during April 1995 by Viragen to cause or to undertake clinical trials in the EU and for sales of Viragen's natural leukocyte-derived alpha interferon and related products in the EU and other countries outside the United States. Accordingly, no financial data is available for Viragen (Europe) Ltd. and subsidiary prior to April 1995.

     Through a License Agreement (the "Agreement") granted by Viragen, VSL's ultimate Parent, VSL secured certain rights to engage in the research, development, and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency ("Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will manufacture and supply VSL's Product to VSL for distribution in the European Union in return for certain fees. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocytes, a critical component in the

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
manufacture of the Product. VSL was a newly formed corporation which commenced operations concurrent with the execution of its agreement with SNBTS.

     Pursuant to the terms of the Agreement, VSL is to prepay $2 million of royalties to Viragen, within six months of the Effective Date (July 12, 1995). Commencing one year from the Effective Date, VSL is to pay to Viragen royalties, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues thereafter.

     Viragen has deferred the Effective Date of the Agreement until the date when Viragen transfers the processes and technology, as defined by the Agreement, to VSL. This transfer is expected to coincide with the completion of the Scottish manufacturing plant, which is scheduled for early calendar year 1997.

NOTE E -- INCOME TAXES

     As discussed in Notes B and C, the percentage of ownership in VEL held by its Parent Company, Viragen, exceeded 80% only during the period December 8, 1995 through March 15, 1996. As a result, VEL will be included in the Parent Company's consolidated federal and state income tax return for the period December 8, 1995 through March 15, 1996.

     VSL files separate income tax returns in the United Kingdom. Net operating losses of approximately $104,000 are being carried forward to future periods.

     As of June 30, 1996, the Company has net operating loss carryforwards ("NOL's") for U.S. income tax purposes of approximately $1.7 million that expire at various dates between 2003 and 2009 and a capital loss carryforward of approximately $0.8 million that expires in 1998. Sector had NOL's for U.S. income tax purposes of approximately $1.2 million and capital loss carryforwards of approximately $1.8 million, at June 30, 1995. In December 1995, Sector had a change in ownership, as defined by Internal Revenue Code Section 382, which caused these net operating and capital loss carryforwards to be limited to approximately $48,000 per year.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $918,400 at June 30, 1996 and $1,112,400 at June 30, 1995 has been recognized to offset deferred tax assets. Significant components of the Company's deferred tax assets are as follows:

                                                                          JUNE 30,
                                                                   -----------------------
                                                                     1996         1995
                                                                   ---------   -----------
    Deferred Tax Assets:
      Net operating loss carryforwards (U.S.)....................  $ 623,400   $   452,600
      Capital loss carryforwards (U.S.)..........................    295,000       659,800
                                                                   ---------   -----------
              Total deferred tax assets..........................    918,400     1,112,400
    Valuation allowance for deferred tax assets..................   (918,400)   (1,112,400)
                                                                   ---------   -----------
                                                                   $      --   $        --
                                                                   =========   ===========

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

     For financial reporting purposes, (loss) income before income taxes include the following components:

                                                               YEAR ENDED     ELEVEN WEEKS ENDED
                                                              JUNE 30, 1996     JUNE 30, 1995
                                                              -------------   ------------------
    Pre-tax (loss) income:
      U.S...................................................    $(371,139)           $ --
      Foreign...............................................     (104,212)            626
                                                                ---------            ----
                                                                $(475,351)           $626
                                                                =========            ====

NOTE F -- PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

     The pro forma financial data included herein reflects the results of operations, as if the reverse acquisition of VEL had been completed at the beginning of the current fiscal period and at the inception of VSL, respectively. The pro forma financial data was calculated by pro rating the results of operations of VEL (formerly Sector) for the applicable periods.

                                                                   YEAR ENDED     ELEVEN WEEKS ENDED
                                                                  JUNE 30, 1996     JUNE 30, 1995
                                                                  -------------   ------------------
Net Loss........................................................   $  (558,403)       $ (137,518)
                                                                    ==========         =========
Loss per common share...........................................   $     (0.09)       $    (0.77)
                                                                    ==========         =========
Weighted average common shares outstanding......................     6,240,705           177,541
                                                                    ==========         =========

NOTE G -- CONTINGENCY

     An action is pending against VEL (formerly Sector) alleging that Sector mishandled payment of amounts due to a secured creditor. Sector has denied the claim and has filed a counterclaim. Further, a shareholder of Sector has agreed to indemnify VEL relating to this matter. The ultimate liability, if any, cannot be determined at this time. Management intends to vigorously defend its position.

NOTE H -- COMMITMENT

     In June 1996, the Company executed a five-year lease on property located in Edinburgh, Scotland that will serve as the Company's laboratory and production facilities. Monthly rental on the property is approximately $10,000. In addition, the Company may extend the term of the lease at its option, for four five-year periods.

                                 EXHIBIT INDEX

                             VIRAGEN (EUROPE) LTD.

EXHIBIT
NUMBER                                           DESCRIPTION
- ------       -----------------------------------------------------------------------------------
  (11)    -- Statement re: computation of loss per share
  (22)    -- Subsidiary of the registrant