Form 10-Q
period 1996-09-30
VIRAGEN EUROPE LTD
filed 1996-11-14
CIK 785081

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                     to
                                            -------------------   --------------

             Commission file number 0-17827

                            VIRAGEN (EUROPE) LTD.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                                     11-2788282
-------------------------------                  -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


                  2343 West 76th Street, Hialeah, FL  33016
                  ----------------------------------------
                  (Address of principal executive offices)

                               (305) 823-0269
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X      No
               -----       -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

           Yes          No
               -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         Common Stock, par value $ .01 - 7,088,559 shares at November 11, 1996.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                                     INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three month periods ended September 30, 1996 and September 30, 1995 include the accounts of the Registrant and its subsidiary.

Item 1.  Financial Statements

    1) Consolidated Condensed Statements of Operations for the three months ended September 30, 1996 and September 30, 1995.

    2) The Consolidated Condensed Balance Sheets as of September 30, 1996 and June 30, 1996.

    3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1996 and September 30, 1995.

    4) Notes to Consolidated Condensed Financial Statement as of September 30, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                 Exhibit 27 - Financial Data Schedule (for SEC use only)

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                   1996                    1995
                                                              --------------           -------------
  INCOME
       Interest and other income                              $     59,585             $        438
                                                              ------------             ------------
                                                                    59,585                      438

  COST AND EXPENSES
       Research and development costs                               41,960                  -
       General and administrative expenses                         116,196                   25,861
       Depreciation and amortization
                                                                       748                   -
                                                              ------------             ------------
                                                                   158,904                   25,861
                                                              ------------            -------------
  Net (loss)                                                  $    (99,319)           $     (25,423)
                                                              ============            =============


  Net loss per common share                                   $       (.01)           $     (254.23)
                                                              ============            =============


  Weighted average common shares outstanding                     6,932,710                      100
                                                              ============             ============





           See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                SEPTEMBER 30,             JUNE 30,
                                                                     1996                   1996
                                                                -------------           ------------
                                                                 (Unaudited)
                                                    ASSETS
  Current Assets
       Cash and cash equivalents                                $   4,841,987            $ 4,985,897
       Advances to parent                                           1,113,961                882,960
       Other current assets                                            34,802                 51,313
                                                                -------------         --------------
           Total Current Assets                                     5,990,750              5,920,170

  PROPERTY, PLANT AND EQUIPMENT
       Equipment and furniture                                          9,017                  5,985
       Construction in progress                                       110,895                 21,811
                                                                -------------         --------------
                                                                      119,912                 27,796
       Less accumulated depreciation                                     (932)                  (183)
                                                                -------------         --------------
                                                                      118,980                 27,613


  OTHER ASSETS
       Deferred Expenses                                                                       6,166
                                                                -------------         --------------
                                                                $   6,109,730         $    5,953,949
                                                                =============         ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
       Accounts payable and accrued expenses                    $      85,341         $      124,384
                                                                -------------         --------------
           Total Current Liabilities                                   85,341                124,384
                                                                -------------          -------------

  Stockholders' Equity
       Common stock, $.01 par value.  Authorized
           20,000,000 shares; issued and outstanding 6,962,830
           shares at September 30, 1996 and 6,922,830 shares
           at June 30, 1996                                            69,628                 69,228
       Additional paid-in capital                                   6,487,605              6,192,005
       Deficit                                                       (574,044)              (474,725)
       Foreign currency translation adjustment                         41,200                 43,057
                                                                -------------          -------------
           Total Stockholders' Equity                               6,024,389              5,829,565
                                                                -------------          -------------
                                                                $   6,109,730          $   5,953,949





          See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                             September 30,
                                                                     1996                    1995
                                                                     ----                    ----
   CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                     $(99,319)               $(25,423)
        Adjustments to reconcile net loss to net cash used                748                    ---
          in operating activities                                      16,512                     385
            Depreciation expense                                        6,166                    ---
            Changes in assets and liabilities                         (39,043)                 17,417
                    Decrease in other current assets                 (231,001)                   ---
                                                                    ---------               ---------
                    Decrease in other assets                         (345,937)                 (7,621)
                                                                    ---------               ---------
                   (Decrease) Increase in accounts payable and        (92,116)                   ---
                                                                    ---------               ---------
                            accrued expenses                          (92,116)                   ---
                    Increase in advance to parent

        Net cash used in operating activities

   CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property plant and equipment, net

        Net cash used in investing activities

   CASH FLOWS FROM FINANCING ACTIVITIES
        Exercise of warrants                                          296,000                    ---
                                                                    ---------               ---------
        Net cash provided by financing activities                     296,000                    ---
        Effect of foreign currency translation                         (1,857)                   ---
                                                                    ---------               ---------
        Net decrease in cash                                         (143,910)                 (7,621)
        Cash - Beginning of Period                                  4,985,897                  50,226
                                                                    ---------               ---------
        Cash - End of Period                                       $4,841,987              $   42,605
                                                                    =========               =========



            See notes to consolidate condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE - A - ORGANIZATION AND CONSOLIDATION

       Viragen (Europe) Ltd. ("VEL") and its subsidiary are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of VEL and its wholly-owned subsidiary, Viragen (Scotland) Ltd. ("VSL"), collectively known as the Company. VSL is a private Scottish company. All material intercompany accounts and transactions have been eliminated in consolidation. VEL is a majority-owned subsidiary of Viragen, Inc. See Note B for further discussion relating to basis of presentation.

       Effective May 2, 1996, the Company's name was changed from Sector Associates, Ltd. to Viragen (Europe) Ltd. The common stock was reverse split one share for fourteen (1:14) and the par value was changed from $.10 per share to $.01 per share. The number of authorized common shares was reduced from 50 million shares to 20 million shares.

       The effect of the reverse split has been reflected in the consolidated financial statements for the quarter ended September 30, 1996 and fiscal year ended June 30, 1996.

NOTE - B - ACQUISITION - BASIS OF PRESENTATION

       On September 20, 1995, Sector Associated, Ltd. ("Sector"), (now named
VEL) entered into an agreement and Plan of Reorganization (the "Agreement") with Viragen, Inc. ("Viragen"), a Delaware corporation. Under the terms of the Agreement, Sector was to acquire a 100% interest in VSL, in consideration for Viragen receiving a 94% interest in Sector.

       On November 7, 1995, the Agreement was amended to provide for an interim loan of $500,000 by Sector to VSL, the filing of certain financial reports by Sector prior to closing, a capital contribution of $300,000 into Sector within thirty days, and the modification of a related investment banking agreement. The $500,000 loan was funded November 9, 1995, bearing interest at 4% per annum, secured by a 3.77% equity interest in VSL, and was guaranteed by Viragen. Upon closing of the Agreement on December 8, 1995, the principal amount of the note was deemed contributed capital to Sector.

       On December 8, 1995, Sector finalized the Agreement and acquired 100% of the stock of VSL in exchanged for 2,000,000 voting shares of Series B Convertible Preferred Stock, convertible into 5,600,000 shares of common stock or approximately 94% of then issued and outstanding shares, as well as 94% of the voting privileges, of Sector. Viragen retained an 84% ownership interest in Sector, as 71,429 of the preferred shares (convertible into 200,000 common shares) were disbursed as finders' fees, and 142,857 of the preferred shares (convertible into 400,000 common shares) were issued to the Directors and an affiliate, in exchange for their common shares of VSL. The Company recognized $243,000 in compensation expense related to the disbursement of stock to the Directors and affiliate. As the Parent Company of VSL gained voting control of Sector in this transaction, VSL became the acquiring entity and accounting survivor. Accordingly, the transaction was accounted for as a reverse acquisition whereby the historical financial statements contained herein reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, VEL (formerly Sector). The historical financial statements for all periods presented up to December 8, 1995 included herein are, therefore, those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, VEL, was a shell corporation with no operations, the stockholder's equity of the conformed entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

NOTE C - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

       The financial summaries for the three months ended September 30, 1996 and September 30, 1995 included, in the opinion of management of the company, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

       Operating results for the three months ended September 30, 1996 are not necessary indicative of the results that may be expected for the entire year ending June 30, 1997.

       While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1996.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE D - COMMON STOCK OPTIONS AND WARRANTS

       Shares of the Company's common stock reserved at September 30, 1996 and June 30, 1996 for possible future issuance are as follows:

                                                                     Exercise       September 30,    June 30,
                                                                      Price             1996          1996
                                                                      -----             ----          ----
       December 1995 Private Placement Warrants                   $     6.00           828,000      840,000
       Employee options                                                 7.00            50,000       50,000
       March 1996 Private Placement Warrants                            8.00           422,000      450,000
       March 1996 Private Placement Warrants                           12.00           216,500      216,500
       Class F Warrant (exercisable through November 1, 1998)         105.00            44,196       44,196
                                                                                     --------     ---------
                                                                                     1,560,696    1,600,696
                                                                                     =========    =========

       During the quarter ended September 30, 1996, 12,000 warrants with an exercise price of $6.00 per share issued in connection with the Company's December 1995 Private Placement and 28,000 warrants with an exercise price of $8.00 per share issued to March 1996 Private Placement investors were exercised. No additional options or warrants were issued during the quarter.

       On June 30, 1996, 10,120 Class B Warrants having an exercise price of $133.00 per share expired.

NOTE E - CONTINGENCY

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

NOTE F - COMMITMENTS

       In June 1996, the Company executed a five-year lease on property located in Edinburgh, Scotland that will serve as the Company's laboratory and production facilities. Monthly rental on the property is approximately $10,000. In addition, the Company may extend the term of the lease at its option, for four five-year periods.

       In November 1996, the Company entered into scientific equipment purchase agreements relating to the Edinburgh Scotland laboratory facility totaling approximately $1,550,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS

       The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, new facility completion dates and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2 declared effectively, as the Securities and Exchange Commission on July 12, 1996. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.

       The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy , price and timing of new product introductions. Increased competition from existing biopharmaceutical companies as well as the entry into the market of new competitors could adversely affect the Company's financial condition and results of operations.

       The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by he Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

       On December 8, 1995, the Company (then named Sector Associates, Ltd.) acquired 100%of the Viragen (Scotland) Ltd. ("VSL") for 2,000,000 shares of Series B Convertible Preferred Stock of the Company which, upon conversion, represented 5,600,000 shares of Common Stock or approximately 94% of the then issued and outstanding capital stock interest of the Company. As the stockholders of VSL gained voting control of the Company in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition was accounted for as a reverse acquisition whereby the historical financial statements reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, the Company. The historical financial statements for all periods presented up to December 8, 1995 included herein are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the Company, was a shell corporation with no operations, stockholders' equity of the combined entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

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

       In June 1996, the Company executed a five year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 8,100 sq. ft., will contain the Company's laboratory and production facilities. The monthly rental for the facility is approximately $10,000 per month. This location will augment other productive assets located within the SNBTS facility which are available to the Company under the Scottish Agreement.

       The construction and equipping of the Company's Scottish laboratory and production facility is expected to be completed during the first quarter of calendar 1997. Estimated costs to complete the facilities, including equipment, total approximately $3,700,000.

       Management believes that the working capital currently on-hand is adequate to complete the planned construction phase of its Edinburgh production facility and maintain its research and product development operations for the foreseeable future. Additional funding will be required to undertake and complete planned EU trials necessary for requisite regulatory approvals.


Results of Operations

Income reflected for this quarter represents interest earned on investment of the proceeds from the Private Placements completed during fiscal 1996.

Research and development costs are reflected during the first fiscal quarter of 1997 as the Company, through Viragen (Scotland) Ltd., began conducting limited research projects associated with the transfer of technology from the Company's Omniform (TM) product. These costs will continue to increase at least through fiscal 1997.

General and administrative expenses increased significantly between the periods reflecting the hiring of a Managing Director in Scotland and the establishing of the administrative support functions associated with construction of the Edinburgh, Scotland facility and technology transfer activities.

PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 (a) Exhibits

                          (11) Statement re:  computation of per share earnings

                          (27) Financial Data Schedule (for SEC use only)

                 (a) Reports on Form 8-K
                     None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               VIRAGEN (EUROPE) LTD.


                                               By:  /s/ Dennis W. Healey
                                                    ---------------------------
                                                    Dennis W. Healey
                                                    Executive Vice President
                                                    Principal Financial Officer


                                               By:  /s/ Jose Ortega
                                                    ---------------------------
                                                    Jose Ortega
                                                    Controller
                                                    Chief Accounting Officer

Dated:  November 12, 1996