Form 10-Q
period 1996-12-31
VIRAGEN EUROPE LTD
filed 1997-02-14
CIK 785081

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended - December 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                       ------------  --------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
     -----          -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes               No
     -----          -----

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      Common Stock, par value $.01 - 7,095,559 shares at February 12, 1997.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                                      INDEX



PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended December 31, 1996 and December 31, 1995 include the accounts of the Registrant and its subsidiary.

Item 1.  Financial Statements

    (1) Consolidated Condensed Statements of Operations for the three months ended and six months ended December 31, 1996 and December 31, 1995.

    (2) Consolidated Condensed Balance Sheets as of December 31, 1996 and June 30, 1996.

    (3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1996 and December 31, 1995.

    (4) Notes to Consolidated Condensed Financial Statement as of December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                   Three Months Ended              Six Months Ended
                                                       December 31,                  December 31,
                                                   1996           1995            1996          1995
                                                   ----           ----            ----          ----
INCOME
     Interest income                          $  62,583        $    1,811       $ 122,168   $     2,285
                                              ---------        ----------       ---------   -----------
                                                 62,583             1,811         122,168         2,285

COSTS AND EXPENSES
     Research and development costs              19,899                            61,859
     General and administrative expenses        153,426             6,330         269,622        70,266
     Depreciation and amortization                  959                             1,707
                                              ---------        ----------       ---------   -----------
                                                174,284             6,330         333,188        70,266

NET LOSS                                      $(111,701)       $   (4,519)      $(211,020)  $   (67,981)
                                              =========        ==========       =========   ===========


Net Loss per common share                     $   (0.02)       $   (0.014)      $   (0.03)  $    (0.005)
                                              =========        ==========       =========   ===========

Weighted average common shares
outstanding                                   7,049,012         2,034,129       6,990,844    12,576,246
                                              =========        ==========       =========   ===========






             SEE NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                  December 31,           June 30,
                                                                      1996                 1996
                                                                  -----------           ----------
                                                                  (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                    $5,177,727              $4,985,897
     Advances to parent                                            1,161,303                 882,960
     Other current assets                                             52,542                  51,313
                                                                  ----------             -----------
         Total Current Assets                                      6,391,572               5,920,170

PROPERTY, PLANT AND EQUIPMENT
     Equipment and furniture                                          21,529                   5,985
     Construction in progress                                      1,228,510                  21,811
                                                                  ----------             -----------
                                                                   1,250,039                  27,796
     Less accumulated depreciation                                    (2,000)                   (183)
                                                                  ----------             -----------
                                                                   1,248,039                  27,613

OTHER ASSETS                                                          10,119                   6,166
                                                                  ----------              ----------
                                                                  $7,649,730              $5,953,949
                                                                  ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                        $  653,127              $  124,384
                                                                  ----------              ----------
         Total Current Liabilities                                   653,127                 124,384

Stockholders' Equity
     Common stock, $.01 par value.  Authorized
        20,000,000 shares; issued and outstanding
        6,962,830 shares at December 31, 1996
        and 6,922,830 shares at June 30, 1996                         70,956                  69,228
     Additional paid-in capital                                    7,318,652               6,192,005
     Deficit                                                        (685,745)               (474,725)
     Foreign currency translation adjustment                         292,740                  43,057
                                                                  ----------              ----------
        Total Stockholders' Equity                                 6,996,603               5,829,565
                                                                  ----------              ----------
                                                                  $7,649,730              $5,953,949
                                                                  ==========              ==========



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Six Months Ended
                                                                              December 31,
                                                                      1996                 1995
                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                          $  (211,020)           $(67,981)
Adjustments to reconcile net loss to net cash used in
operating activities:
         Amortization of deferred expenses                                --                  771
         Depreciation                                                     959                 --
Changes in assets and liabilities:
         Increase in other current assets                              (1,229)                --
         Increase in other assets                                      (3,953)                --
         Increase in accounts payable and
              accrued expenses.                                       528,743              11,342
         Increase in advances to parent                              (278,343)                --
                                                                  -----------            --------
Net cash used in operating activities                                  35,157             (55,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property, plant and equipment, net of
              minor disposals                                      (1,222,243)                --
         Net proceeds to/from affiliates                                  --               29,976
                                                                  -----------            --------
Net cash provided by (used in) investing activities                (1,222,243)             29,976

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from purchase of business                               --              867,202
         Exercise of warrants                                       1,128,375                 --
         Contributions from officers                                      --                  400
                                                                  -----------            --------
Net cash provided by financing activities                           1,128,375             867,602

Effect of foreign currency translation                                250,541                 --
                                                                  -----------            --------
Net increase (decrease) in cash                                       191,830             841,710

Cash - Beginning of Period                                          4,985,897              50,226
                                                                  -----------            --------

Cash - End Period                                                 $ 5,177,727            $891,936
                                                                  ===========            ========

SUPPLEMENTAL DISCLOSURE ON NON-CASH
FINANCING ACTIVITIES:
         In conjunction with the reverse acquisition the following occurred:

         Assets acquired                                                                  917,369
         Liabilities assumed                                                              (50,167)
         Cash                                                                            $867,202

             SEE NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 1996



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

         The effect of the reverse split has been reflected in the consolidated financial statements for the three months ended and six months ended December 31, 1996 and fiscal year ended June 30, 1996.

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

VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE B - ACQUISITION - BASIS OF PRESENTATION - CONTINUED

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

NOTE C - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three month and six month periods ended December 31, 1996 and December 31, 1995 included, in the opinion of management of the company, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three month period and six month period ended December 31, 1996 are not necessary indicative of the results that may be expected for the entire year ending June 30, 1997.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1996.

VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE C - INTERIM ADJUSTMENTS AND USE OF ESTIMATES - CONTINUED

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE D - COMMON STOCK OPTIONS AND WARRANTS

         Shares of the Company's common stock reserved at December 31, 1996 and June 30, 1996 for possible future issuance are as follows:


                                                       Exercise       December 31,       June 30,
                                                        Price            1996              1996
                                                        -----            ----              ----
      December 1995 Private Placement Warrants       $     6.00          701,271            840,000
      Employee options                                     7.00           50,000             50,000
      March 1996 Private Placement Warrants                8.00          422,000            450,000
      March 1996 Private Placement Warrants               12.00          210,500            216,500
      Class F Warrant (exercisable through
        November 1, 1998)                                105.00           44,196             44,196
                                                                     -----------       ------------
                                                                       1,427,967          1,600,696
                                                                     ===========       ============

         During the six months ended December 31, 1996 138,729 warrants with an exercise price of $6.00 per share issued in connection with the Company's December 1995 Private Placement, 28,000 warrants with an exercise price of $8.00 per share issued to March 1996 Private Placement and 6,000 warrants with an exercise price of $12.00 per share issued to March 1996 Private Placement investors were exercised.

         On June 30, 1996 10,120 Class B Warrants having an exercise price of $133.00 per share expired.

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

VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE F - COMMITMENTS

         In June 1996, the Company executed a five-year lease on property located in Edinburgh, Scotland that will serve as the Company's laboratory and production facilities. Monthly rental on the property is approximately $10,000. In addition, the Company may extend the term of the lease at its option, for four five-year periods.

         In November 1996, the Company entered into scientific equipment purchase agreements relating to the Edinburgh, Scotland laboratory facility totaling approximately $1,550,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


         The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, new facility completion dates and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2 declared effective by the Securities and Exchange Commission on July 12, 1996. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies as well as the entry into the market of new competitors could adversely affect the Company's financial condition and results of operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         On December 8, 1995, the Company (then named Sector Associates, Ltd.) acquired 100% of the Viragen (Scotland) Ltd. ("VSL") for 2,000,000 shares of Series B Convertible Preferred Stock of the Company which, upon conversion, represented 5,600,000 shares of Common Stock or approximately 94% of the then issued and outstanding capital stock interest of the Company. As the stockholders of VSL gained voting control of the Company in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition was accounted for as a reverse acquisition whereby the historical financial statements reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, the Company. The historical financial statements for all periods presented up to December 8, 1995 included herein are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the Company, was a shell corporation with no operations, stockholders' equity of the combined entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

         VSL was organized during April 1995 by Viragen, Inc. as a Scottish private company to undertake clinical trials in the EU and for sales of Viragen's Product, in the European Union ("EU") and other countries outside the United States. Accordingly, no financial data is available for Viragen (Europe) Ltd. and its subsidiary, VSL, prior to April 1995.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - CONTINUED


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - CONTINUED


         Management believes that the working capital currently on-hand is adequate to complete the planned construction phase of its Edinburgh production facility and maintain its research and product development operations for the foreseeable future. Additional funding will be required to undertake and complete planned EU trials necessary for requisite regulatory approvals.

RESULTS OF OPERATIONS

         Income reflected for the three months ended and six months ended December 31, 1996 represents interest earned on investment of the proceeds from the Private Placements completed during fiscal 1996.

          Research and development costs are reflected during the first and second fiscal quarters of 1997 as the Company, through Viragen (Scotland) Ltd., began conducting limited research projects associated with the transfer of technology from the Company's parent, Viragen, Inc., related to the Company's OmniferonTM product. These costs will continue to increase at least through the balance of fiscal 1997 as the Company continues its process development refinement efforts and works towards regulatory submissions.

         General and administrative expenses increased significantly between the periods reflecting the hiring of a Managing Director in Scotland and the establishing of the administrative support functions associated with construction of the Edinburgh, Scotland facility and technology transfer activities. General and administrative expenses incurred during the first six month period of fiscal 1997 included payroll and related taxes of $76,000, professional fees of $82,000, including legal and accounting fees associated with facility construction agreements and mandated reporting requirements. In addition, the Company incurred $25,300 in financial consulting services associated with the transitional phase of the Company's reverse acquisition transaction.

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


                                         VIRAGEN (EUROPE) LTD.


                                    By:  /s/ Dennis W. Healey
                                         ---------------------------
                                         Dennis W. Healey
                                         Executive Vice President
                                         Principal Financial Officer


                                    By:  /s/ Jose Ortega
                                         ---------------------------
                                         Jose I. Ortega
                                         Controller
                                         Chief Accounting Officer

Dated: February 12, 1997