Form 10-Q
period 1997-03-31
VIRAGEN EUROPE LTD
filed 1997-05-20
CIK 785081

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended - March 31, 1997


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______  to ______


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

Yes   X     No
    ----       ----


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes         No
    ----       ----

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Common Stock, par value $.01 - 7,071,602 shares at May 12, 1997.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                                      INDEX



PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended March 31, 1997 and March 31, 1996 include the accounts of the Registrant and its subsidiary.

Item 1.  Financial Statements

         1) Consolidated Condensed Statements of Operations for the three months ended and nine months ended March 31, 1997 and March 31, 1996.

         2) Consolidated Condensed Balance Sheets as of March 31, 1997 and June 30, 1996.

         3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1997 and March 31, 1996.

         4) Notes to Consolidated Condensed Financial Statement as of March 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended                 Nine Months
                                                        March 31,                       March 31,
                                                    ------------------                 -----------
                                                   1997            1996           1997            1996
                                                   ----            ----           ----            ----
INCOME
     Interest and other income                $    72,516     $    18,310     $   194,684    $    27,105
                                              -----------     -----------     -----------    -----------
                                                   72,516          18,310         194,684         27,105

COSTS AND EXPENSES
     Research and development costs               112,342            --           174,201           --
     General and administrative expenses          217,846          72,463         487,468        232,291
     Depreciation and amortization                  1,125            --             2,832           --
                                              -----------     -----------     -----------    -----------
                                                  331,313          72,463         664,501        232,291

NET LOSS                                      $  (258,797)    $   (54,153)    $  (469,817)   $  (205,186)
                                              ===========     ===========     ===========    ===========


Net Loss per common share                     $     (0.04)    $    (0.03)     $     (0.07)   $     (0.23)
                                              ===========     ===========     ===========    ===========

Weighted average common shares
outstanding                                     7,098,159       2,034,129       7,026,714        898,303
                                              ===========     ===========     ===========    ===========










             SEE NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         March 31,               June 30,
                                                            1997                   1996
                                                         ---------               --------
                                                        (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents                             $ 4,902,908            $ 4,985,897
  Advances to parent                                          --                   882,960
  Other current assets                                      294,976                 51,313
                                                        -----------            -----------
     Total Current Assets                                 5,197,884              5,920,170

PROPERTY, PLANT AND EQUIPMENT
  Equipment and furniture                                    41,028                  5,985
  Construction in progress                                2,358,233                 21,811
                                                        -----------            -----------
                                                          2,399,261                 27,796
  Less accumulated depreciation                              (3,063)                  (183)
                                                        -----------            -----------
                                                          2,396,198                 27,613
OTHER ASSETS                                                  9,762                  6,166
                                                        -----------            -----------
                                                        $ 7,603,844            $ 5,953,949
                                                        ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                 $   244,179            $   124,384
  Advances from parent                                      454,389                   --
                                                        -----------            -----------
     Total Current Liabilities                              698,568                124,384

Long-term Debt                                              160,971                   --

Stockholders' Equity
  Common stock, $.01 par value. Authorized
    20,000,000 shares; issued and
    outstanding 7,108,059 shares at
    March 31, 1997 and 6,922,830 shares at
    June 30, 1996                                            71,081
                                                                                    69,228
  Additional paid-in capital                              7,393,527              6,192,005
  Deficit                                                  (944,542)              (474,725)
  Foreign currency translation adjustment                   224,239                 43,057
                                                        -----------            -----------
     Total Stockholders' Equity                           6,744,305              5,829,565
                                                        -----------            -----------
                                                        $ 7,603,844            $ 5,953,949
                                                        ===========            ===========





            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                 1997                    1996
                                                                                 ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                    $   (469,817)           $  (205,186)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Amortization of deferred expenses                                              --                    1,156
     Depreciation                                                                  2,832
Changes in assets and liabilities:
     Increase in other current assets                                           (243,663)                  --
     Increase in other assets                                                     (3,596)                  --
     Increase in accounts payable and accrued expenses
                                                                                 116,766                 33,588
                                                                            ------------            -----------
Net cash used in operating activities                                           (597,478)              (170,442)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment, net of
       minor disposals                                                        (2,371,465)                 --
     Net proceeds to/from affiliates                                           1,337,349               (675,873)
                                                                            ------------            -----------
Net cash provided by (used in) investing activities                           (1,034,116)              (675,873)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from private placements, net of related
       expenses                                                                     --                5,156,416
     Proceeds from purchase of business                                             --                  916,239
     Exercise of warrants                                                      1,203,375                   --
     Proceeds from loan                                                          164,000                   --
     Contributions from officers                                                    --                      400
                                                                            ------------            -----------
Net cash provided by financing activities                                      1,367,375              6,073,055

Effect of foreign currency translation                                           181,230                 16,200
                                                                            ------------            -----------
Net increase (decrease) in cash                                                  (82,989)             5,242,940

Cash - Beginning of Period                                                     4,985,897                 50,226
                                                                            ------------            -----------

Cash - End Period                                                           $  4,902,908            $ 5,293,166
                                                                            ============            ===========

SUPPLEMENTAL DISCLOSURE ON NON-CASH
FINANCING ACTIVITIES:
          In conjunction with the reverse acquisition the following occurred:

          Assets acquired                                                                           $   917,369
          Liabilities assumed                                                                           (50,167)
                                                                                                    $   867,202



             SEE NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1997



NOTE A - ORGANIZATION AND CONSOLIDATION

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

         The effect of the reverse split has been reflected in the consolidated financial statements for the fiscal year ended June 30, 1996.

NOTE B - ACQUISITION - BASIS OF PRESENTATION

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

VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1997



NOTE B - ACQUISITION - BASIS OF PRESENTATION - CONTINUED

         On December 8, 1995, Sector finalized the Agreement and acquired 100% of the stock of VSL in exchanged for 2,000,000 voting shares of Series B Convertible Preferred Stock, convertible into 5,600,000 shares of common stock or approximately 94% of then issued and outstanding shares, as well as 94% of the voting privileges, of Sector. Viragen retained an 84% ownership interest in Sector, as 71,429 of the preferred shares (convertible into 200,000 common shares) were disbursed as finders' fees, and 142,857 of the preferred shares (convertible into 400,000 common shares) were issued to the Directors and an affiliate, in exchange for their common shares of VSL. The Company recognized $243,000 in compensation expense related to the disbursement of stock to the Directors and affiliate. As the Parent Company of VSL gained voting control of Sector in this transaction, VSL became the acquiring entity and accounting survivor. Accordingly, the transaction was accounted for as a reverse acquisition whereby the historical financial statements contained herein reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, VEL (formerly Sector). The historical financial statements for all periods reported up to December 8, 1995 are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, VEL, was a shell corporation with no operations, the stockholder's equity of the conformed entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

NOTE C - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three month and nine month periods ended March 31, 1997 and March 31, 1996 included, in the opinion of management of the company, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three month period and nine month period ended March 31, 1997 are not necessary indicative of the results that may be expected for the entire year ending June 30, 1997.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1996.

VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1997



NOTE C - INTERIM ADJUSTMENTS AND USE OF ESTIMATES - CONTINUED

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE D - COMMON STOCK OPTIONS AND WARRANTS

         Shares of the Company's common stock reserved at March 31, 1997 and June 30, 1996 for possible future issuance are as follows:

                                                                 Exercise       March 31,       June 30,
                                                                   Price          1997            1996
                                                                   -----          ----            ----
      December 1995 Private Placement Warrants                  $    6.00         688,771        840,000
      Employee options                                               7.00          50,000         50,000
      March 1996 Private Placement Warrants                          8.00         422,000        450,000
      March 1996 Private Placement Warrants                         12.00         210,500        216,500
      Class F Warrant (exercisable through
        November 1, 1998)                                          105.00          44,196         44,196
                                                                                ---------      ---------
                                                                                1,415,467      1,600,696
                                                                                =========      =========


         During the nine months ended March 31, 1997, 151,229 warrants with an exercise price of $6.00 per share issued in connection with the Company's December 1995 Private Placement, 28,000 warrants with an exercise price of $8.00 per share issued to March 1996 Private Placement investors and 6,000 warrants with an exercise price of $12.00 per share issued to March 1996 Private Placement investors were exercised.

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

VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1997



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

         The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         On December 8, 1995, the Company (then named Sector Associates, Ltd.) acquired 100% of the Viragen (Scotland) Ltd. ("VSL") for 2,000,000 shares of Series B Convertible Preferred Stock of the Company which, upon conversion, represented 5,600,000 shares of Common Stock or approximately 94% of the then issued and outstanding capital stock interest of the Company. As the stockholders of VSL gained voting control of the Company in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition was accounted for as a reverse acquisition whereby the historical financial statements reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, the Company. The historical financial statements reported up to December 8, 1995 are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the Company, was a shell corporation with no operations, stockholders' equity of the combined entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

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

         The construction of the Company's Scottish laboratory and production facility was completed on April 25, 1997. Estimated costs for final completion of the facility, including equipment, total approximately $3,700,000. As of March 31, 1997, the Company had expended $2,358,000 relating to the construction and equipping of new facility.

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

RESULTS OF OPERATIONS

         Income reflected for the three months ended and nine months ended March 31, 1996 represents interest earned on investment of the proceeds from the Private Placements completed during fiscal 1996.

         Research and development costs are reflected during the nine months ended March 31, 1997 as the Company, through Viragen (Scotland) Ltd., began conducting limited research projects associated with the transfer of technology from the Company's parent, Viragen, Inc., related with the Company's Omniferon(TM) product. These costs which include $76,800 in scientific professional fees paid to the SNBTS, will continue to increase at least through the balance of fiscal 1997 as the Company continues its process development refinement efforts and works towards regulatory submissions.

         General and administrative expenses increased significantly between the periods reflecting the hiring of a Managing Director in Scotland and the establishing of the administrative support functions associated with construction of the Edinburgh, Scotland facility and technology transfer activities. General and administrative expenses incurred during the first nine month period of fiscal 1997 included payroll and related taxes of $149,900, and professional fees of $168,900, including legal and accounting fees associated with facility construction agreements and mandated reporting requirements.

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

Dated:  May 19, 1997