Form 10-K405
period 1997-06-30
VIRAGEN EUROPE LTD
filed 1997-10-01
CIK 785081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ______________ to ___________

                         Commission file number 0-17827

                              VIRAGEN (EUROPE) LTD.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       11-2788282
         (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
          INCORPORATED OR ORGANIZATION)                      IDENTIFICATION NO.)

865 SW 78TH AVENUE, SUITE 100, PLANTATION, FLORIDA                 33324
      (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (954) 233-8377

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 18, 1997 was approximately $10,974,000.

     As of September 18, 1997, the Company had outstanding 7,116,059 shares of common stock.

                              VIRAGEN (EUROPE) LTD.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1997

                                     PART I

                                                                                                       PAGE
                                                                                                       ----
Item 1.    Business......................................................................................1

Item 2.    Properties....................................................................................6

Item 3.    Legal Proceedings.............................................................................7

Item 4.    Submission of Matters to a Vote of Security Holders...........................................7


                                                      PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....................8



Item 6.    Selected Financial Data.......................................................................8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........9

Item 8.    Financial Statements and Supplementary Data..................................................11

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........11

                                                     PART III

Item 10.    Directors and Executive Officers of the Registrant..........................................12

Item 11.    Executive Compensation......................................................................13

Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................15



Item 13.    Certain Relationships and Related Transactions..............................................16

                                                      PART IV

Item 14.    Exhibits and Reports on Form 8-K............................................................17


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Viragen (Europe) Ltd., a Delaware corporation, (the "Company") was organized in November 1985 (formerly "Action Associates, Inc.," and thereafter, SRSI Capital Group, Inc.," and "Sector Associates, Ltd.," respectively) to initially seek business opportunities offering a potential for profit including the acquisition of existing businesses or the acquisition of assets sufficient to establish an active business for the Company.

         In September, 1995, the Company (whose corporate name was then "Sector Associates, Ltd.") entered into an Agreement and Plan of Reorganization to acquire 100% of the outstanding stock of Viragen (Scotland) Ltd. ("VSL") a Scottish private company organized in 1995, in exchange for the distribution to Viragen, Inc., ("Viragen"), owner of 100% of the shares of VSL of newly issued shares of Convertible Preferred Stock of the Company. The shares issued represented approximately 94% of the then issued and outstanding capital stock interest of the Company. As the previous owners of VSL received voting control of the Company in this transaction, the stock exchange represented a reverse acquisition. (see "Recent Developments and Change in Control", below).

         Effective May 2, 1996 the Company's name changed from Sector Associates, Ltd. to Viragen (Europe) Ltd., the par value of the Common Stock was reduced from $.10 per share to $.01 per share and the Common Stock was reverse split one for fourteen (1:14).

         Through a license granted by Viragen Technology, Inc. ("VTI") a wholly-owned subsidiary of Viragen in July 1995, VSL secured certain exclusive rights applicable to the European Union ("EU") and certain non-exclusive rights throughout the world (but specifically excluding the United States and its territories). Pursuant to such license, VSL is authorized to engage in the manufacture and sale of certain immunological products for commercial applications, particularly human leukocyte-derived interferon including OMNIFERON(TM), Viragen's natural human leukocyte-derived interferon product (the "Product"), for antiviral and therapeutic applications. Natural Interferon is a protein substance that inhibits malignant cell growth without materially interfering with normal cells. Natural Interferon stimulates and modulates the human immune system and, in addition, impedes the growth and propagation of various viruses. OMNIFERON is the trade name for the Product in injectable form. The Product has not been approved by the EU governmental or regulatory agencies nor by the United States Food and Drug Administration ("FDA"), and there can be no assurances that such approvals will be obtained at any time in the future.

         The Company intends to seek to obtain EU approvals for various uses of OMNIFERON in the future. Such approvals are expected to require several years of clinical trials and substantial additional funding. The Company expects to concentrate its efforts in preparing, filing and processing its applications and obtaining necessary approvals for its Product from the EU regulatory authorities. Viragen has assembled an advisory committee consisting of scientists, medical researchers and clinicians to assist Viragen and the Company in regulatory compliance matters and its applications to the EU regulatory authorities.

BACKGROUND

         Organized on November 4, 1985, the Company's purpose was to seek business opportunities. Following a brief ownership of South Richmond Securities, Inc. in 1986, the Company commenced active business operation in 1987 upon the acquisition of ToSi, Inc. ("ToSi"). From 1987 until January 1993, through its ToSi subsidiary, the Company operated a number of retail furniture stores in the South Florida region that featured Thomasville(TM) (residential) furniture. The operations of ToSi, however, were characterized by recurring losses and by January 1993, the Company was compelled to abandon the business, discontinue its operations and close all of its remaining retail operations. In November 1993, an affiliate of the Company's then principal stockholder acquired 100% of ToSi in consideration for agreeing to indemnify the Company against certain outstanding liabilities of ToSi. This transaction was completed in conjunction with a broad-based reorganization of the Company's outstanding finances and recapitalization completed during November 1993. From March 1993 until June 1993, the Company also briefly engaged in the printing and graphic arts business following the acquisition of Drew Communications Group, Inc.

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

RECENT DEVELOPMENTS AND CHANGE OF CONTROL

         On September 20, 1995, the Company (whose corporate name was then "Sector Associates, Ltd.") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") to acquire 100% of the outstanding stock of VSL, a Scottish private company organized in 1995, in exchange for the distribution to Viragen of newly issued shares of Convertible Preferred Stock of the Company (representing approximately 94% of the then issued and outstanding capital stock interest of the Company) in a reverse acquisition transaction.

         On November 7, 1995, the Reorganization Agreement was amended to (i) extend the closing date; (ii) provide for an interim loan of $500,000 to VSL (which was deemed satisfied at closing); and (iii) provide for an additional cash capital contribution of $300,000 into Sector prior to closing. On December 8, 1995, the consummation of the transactions contemplated by the Reorganization Agreement, as amended, occurred. Upon closing, Mr. Andrew Panzo resigned as the President and a Director of the Company, and Mr. Gerald Smith was elected as the President and a Director of the Company. Ms. Cecile Coady resigned as Treasurer and Secretary of the Company, but continued as a Director of the Company until January 8, 1996. On January 8, 1996, Messrs. Robert H. Zeiger and Dennis W. Healey were elected to the Board of Directors.

         On May 2, 1996, (i) the Company's name was changed from Sector Associates, Ltd., to Viragen (Europe) Ltd., (ii) the par value of the Common Stock was reduced from $.10 per share to $.01 per share and (iii) the Company effectuated a one-for-fourteen (1:14) reverse stock split.

OPERATIONS

         VSL has been organized by Viragen to manufacture and distribute OMNIFERON and related products in the EU and other countries outside the United States. Viragen has transferred patent and related proprietary rights associated with the production of its natural human leukocyte-derived interferon and related technology to VSL for this purpose. The Scottish Government's National Blood Transfusion Service ("SNBTS") has committed to provide source leukocytes, personnel and certain capital equipment in sufficient scale to accommodate the EU clinical trials. VSL may engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS has agreed to cooperate with the Company in the production, clinical trials and distribution of the Product.

         Capital investments made through a series of private placements provided the Company with the capital necessary (i) for the construction of manufacturing facilities in Scotland; (ii) the purchase of laboratory equipment at the Company's Scottish facilities; and (iii) to provide working capital. However, the Company will require additional financing to engage in and complete clinical trials necessary in obtaining EU approval for distribution of the Product. Clinical testing toward EU approval is an expensive process which is expected to take several years to accomplish with no assurance that such approval would be obtained.

LICENSE AGREEMENT

         Through a license granted on July 12, 1995 by VTI, VSL secured certain exclusive rights applicable to the EU countries and non-exclusive rights throughout the world (excluding the United States and its territories) to engage in the manufacture and distribution of certain proprietary products and technologies relating to the therapeutic application of human leukocyte-derived interferon. The initial term of the license is for 15 years, which is automatically renewed for two successive 15 year periods.

         On July 20, 1995, VSL entered into a License and Manufacturing Agreement (the "Scottish Agreement") with the Common Services Agency of Scotland (the "Agency") an agency acting on behalf of the Scottish National Blood Transfusion Service, SNBTS has agreed to cooperate in the manufacture of VSL's natural human interferon product, OMNIFERON (the Product) for exclusive distribution within the EU and non-exclusively worldwide (excluding the United States and its territories) in return for certain royalties and preferential access to the Product for Scottish patients at a preferential price.

         The term of the Scottish Agreement is for a five-year period with two additional five-year extension terms exercisable at the option of VSL. The Scottish Agreement also contains provisions protecting proprietary rights of VSL and Viragen and the preclusion of certain competitive activities by SNBTS.

         Pursuant to the Scottish Agreement, VSL and VTI will provide SNBTS with full access to the proprietary technology and related specialized equipment, provide suitable training to SNBTS's personnel regarding proprietary processes, defray costs associated with securing permits and regulatory approvals, and augmenting SNBTS's facilities, as necessary, to manufacture the Product within EU regulatory guidelines. SNBTS will receive reduced compensation for Product manufactured for use in clinical trials in the EU, for Product manufactured for sale prior to obtaining new drug application approval, and for sales following such approval, at varying percentages in relation to manufacturing costs. Product manufactured and utilized for humanitarian purposes or for medical use by Scottish patients will be preferentially priced under a specific allocation to be agreed upon. See also "Intellectual Property."

CLINICAL TRIALS

         In order to commence clinical trials, the EU regulatory authorities must approve the Scottish manufacturing facility, method and techniques of manufacture, as delineated in Standard Operating Procedures ("SOPs") and the parameters of the clinical trials. Viragen, on behalf of the Company and VSL, has engaged recognized consultants familiar with the EU regulatory approval process. SNBTS will provide its best efforts, working in conjunction with the Company, to obtain a United Kingdom current Good Manufacturing Practices ("cGMP") manufacturing license and subsequent Product approval. At such time as the Company obtains a manufacturing license for the Product, Viragen may then seek U.S. FDA manufacturing approval of the Scottish manufacturing facility. There can be no assurance that the EU regulators will approve the manufacturing facility or permit clinical testing and distribution of the Product within the EU, or that the FDA will license or approve the Scottish manufacturing facility or the Product for clinical trials and subsequent distribution in the United States.

THE PRODUCT

         Since its incorporation, Viragen has focused its efforts on the research and potential commercial application of human leukocyte-derived interferon-alpha. Natural interferon is one of the body's natural defensive responses to foreign substances such as viruses, and is so named because it "interferes" with viral growth. Interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies have indicated that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

         There are two basic types of interferon-alpha, differentiated primarily by their method of manufacture and resultant composition. The first, as produced by Viragen and the Company, is natural, human leukocyte-derived alpha interferon ("Natural Interferon") produced by stimulated human white blood cells. The human white blood cells are cultivated and stimulated by the introduction of a harmless virus that induces the cells to produce Natural Interferon which contains multiple subtypes. The Natural Interferon is then extracted and purified to produce a highly concentrated product for clinical use. The second, recombinant alpha interferon, is a genetically-engineered synthetic interferon produced by recombinant DNA techniques ("Synthetic Interferon") which usually contains a single subtype.

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

THE INDUSTRY

         Prior to 1985, Natural Interferon was the only type of interferon available. Research institutions and other biomedical companies similar to the Company were working to solve the manufacturing problems associated with commercial scale production of Natural Interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using DNA technology and subsequently received FDA approval to produce and market their recombinant alpha interferon products for the treatment of hairy cell leukemia, hepatitis B & C and Kaposi's Sarcoma, an AIDS related skin cancer. After the emergence of recombinant alpha interferon, the medical community's interest in Natural Interferon diminished, and most clinical studies thereafter were based on the synthetic product, due primarily to its availability and substantially lower unit cost compared to Natural Interferon.

         Hoffman-LaRoche, Inc., and Schering-Plough Corporation continue to actively market their products and promote the therapeutic benefits of their respective Synthetic Interferon products in medical journals and through direct physicians contact. In 1993 Chiron Corp. received FDA approval of its recombinant beta interferon for the treatment of relapsing/remitting multiple sclerosis ("MS"). In 1996, Biogen, Inc. received FDA approval for its recombinant beta interferon for the treatment of Multiple Sclerosis.

         In addition to the manufacturers of synthetic interferon, a domestic manufacturer of natural interferon-alpha received FDA approval in 1989 to sell, in injectable form, their natural interferon product for the treatment of genital warts. This manufacturer also has clinical trials underway for other indications in order to obtain FDA approval. They continue to market their product for their approved indication.

MANUFACTURE OF INTERFERON

         Human source leukocytes ("white blood cells") and a stimulating virus, raw materials which are readily available to the Company, are needed to produce human leukocyte interferon by conventional (non-recombinant) means. A stimulating virus, harmless to humans, is introduced into the white blood cell which induces the cell to produce alpha interferon. The interferon is then extracted and purified. ALPHA LEUKOFERONTM, which is also a natural human leukocyte-derived interferon-alpha in injectable form, was manufactured by Viragen and distributed in limited quantities in Florida under Florida Statute 499 as administered by the Department of Health & Rehabilitative Services (HRS). The Company's newer variation of the Product, OMNIFERON, is currently in development for eventual commencement of clinical trials initially in the EU.

         Production methods developed by Viragen and licensed to the Company, as well as enhanced methods currently under development, have reduced the Company's cost of production of Natural Interferon. While production of the natural Product is still believed to be somewhat more costly on a per unit basis, the Company believes that the production efficiencies of its technology currently under development and the possible lower dosage requirements for the Natural Interferon will make the Product's market price competitive to the synthetic interferons. However, there can be no assurances that such new manufacturing technology will enable the Company to achieve the level of manufacturing proficiency and Product improvement anticipated by management.

RESEARCH AND DEVELOPMENT

         The entire process of research, development and EU regulatory approvals (if obtained) of a new biopharmaceutical product will take several years and require substantial funding. Pursuant to the Scottish Agreement, the Company intends to commence pre-clinical trials in the EU in 1998. The Company's present focus is the continued research and development of OMNIFERON and commencement of full scale clinical trials in the EU.

         Following the receipt of additional funding from the Company's Private Placements completed in March 1996, the Company's research efforts increased together with associated costs which can be expected to continue to increase as the Company continues its development efforts for its proprietary production technology for its Product.

INTELLECTUAL PROPERTY


         Viragen has recently made substantial advances in its technology but has not, as yet, applied for patent protection for its new technology and is currently relying on protection through trade secret laws and confidentiality agreements until such time it does file for patent protection. In July 1995, all of the patented and proprietary technology relating to the Product owned by Viragen was subsequently transferred to its wholly-owned subsidiary, VTI and ultimately licensed to the Company.

         United States patents have been issued to others with respect to genetically engineered and human leukocyte interferon purified to a certain degree. Subject to the extent of such existing patent claims, Viragen may have to negotiate license agreements with such patent holders to use such processes and products in Viragen's human leukocyte-derived interferon program. As a result, the Company may be required to become a party to these license agreements which could have an adverse effect on the Company's profitability since it is likely that the Company would be required to pay cash compensation or royalties.

         The validity and enforceability of a patent can be challenged by litigation after its issuance and if the outcome of such litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. In addition, the degree of protection afforded by foreign patents may be different than in the United States. There can be no assurance that the patent now held or any obtained in the future will be of substantial protection or commercial benefit to the Company. Moreover, because of the progress in related technology, many of the patents now owned by VTI may be commercially obsolete.

         While Viragen has attempted to protect its proprietary technology, to the extent that such protections are inadequate, Viragen could lose the benefit of a part or all of these rights, which, in turn, could have a material adverse effect on the Company. Furthermore, to the extent that any of Viragen's patents or other proprietary technology is challenged or infringed, such challenges or infringement will likely have an adverse effect on the Company's License Agreement with VTI and the Company's Scottish Agreement with the Common Services Agency and SNBTS, as well as on the Company's operations. See "Licensing Agreements."

REGULATION

         In accordance with EU regulations, the Product is classified as a "protein identical to naturally occurring human polypeptides and protein." The EU regulations specifically provide for more abbreviated preclinical studies for naturally occurring substances such as the Product than for genetically engineered products. Accordingly, while there can be no assurance, the Company believes it may receive a more expeditious review of the various EU processes and clinical trials prerequisite to market approval.

         In order to secure physical resources, expertise and a continuing leukocyte supply for clinical trials and, the commercialization of the Product, upon regulatory approval, on July 20, 1995, VSL entered into the Scottish Agreement with the National Health Service in Scotland and the Scottish National Blood Transfusion Service (SNBTS). The SNBTS owns and operates a blood fractionation facility in Edinburgh, Scotland, located near the Company's newly-completed production facility. SNBTS has the physical and (with the Company's proprietary technology) the technical capacity to assist in the manufacture OMNIFERON. The Scottish Agreement was considered critical for the Company to successfully conduct EU clinical trials as well as to provide for expected commercial manufacturing upon regulatory approval.

         In order to conduct clinical trials, the Company's Scottish manufacturing plant and manufacturing SOPs must be approved by the EU regulatory authorities. The Company has engaged a recognized consulting firm familiar with the EU regulatory process to assist in submissions prerequisite to the EU regulatory approval process. In addition, the SNBTS has a full time regulatory department that has obtained approval of numerous EU approved blood-derived products. SNBTS will provide its best efforts, working in conjunction with the Company, to obtain a manufacturing license and subsequently approval of the Product at the conclusion of the EU clinical studies. At such time as a manufacturing license has been obtained for the Product, Viragen intends to seek U.S. FDA approval of the Product for clinical trials in the United States.

         Pursuant to the Scottish Agreement, the Agency has committed to assist in the manufacture and provide an adequate supply of leukocytes for the supply the Product within the EU (excluding the United States and its territories). The Agency has committed to assist in the manufacture of the Product in sufficient scale to accommodate the EU clinical trials and, thereafter, for subsequent commercial sales in amounts to be agreed upon by the parties.

         The Company is providing SNBTS with full access to proprietary technology and specialized equipment and will train SNBTS personnel regarding its proprietary technology. In addition, the Company has agreed to defray all costs associated with securing permits and regulatory approvals, augmenting the SNBTS's facilities to manufacture the Product and secure documentation in order to substantiate compliance with EU regulatory requirements. SNBTS will receive compensation for Product manufactured for use in clinical trials in the EU and for Product manufactured for sales prior to obtaining new drug application approval. In addition, for sales of the Product for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services, Product distribution will involve either no payments to the Agency or payments at substantially discounted prices.

COMPETITION

         Competition in the immunological and pharmaceutical products industry is intense. Competitors include major pharmaceutical, chemical, energy and food companies, some of which have already marketed genetically engineered alpha and beta interferon products for various diseases and many of which have or plan to expand into modern biotechnology. Competition is expected to increase in the future based upon the perceived potential commercial applications for such products. Many of the Company's competitors have existing programs, more experience in research, development and clinical testing of pharmaceutical products, and substantially greater financial, marketing and human resources than the Company.

EMPLOYEES

         As of September 18, 1997, the Company had four full-time employees, including Dr. Magnus Nicolson, the Managing Director of VSL, an administrative assistant, and two laboratory personnel. Through the provisions of the Scottish Agreement, the Company utilizes additional personnel and departments within SNBTS, including Dr. Blair Anderson, the Company's Production Manager and external consultants as needed. In addition, the Company has employment agreements with Mr. Gerald Smith who serves as the Company's President and Chairman and Mr. Dennis W. Healey who serves as the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

ITEM     2.         PROPERTIES

         Viragen, Inc., the majority stockholder of the Company, currently owns a mortgage free 14,000 square foot building at 2343 West 76th Street, Hialeah, Florida 33016 which serves as Viragen's chief laboratory and research facility in the United States.

         In November 1996, the Company executed a five year lease with Lothian and Edinburgh Enterprise Limited ("LEEL") for a newly constructed laboratory and manufacturing facility located in the Pentlands Science Park. The facility consists of approximately 10,000 square feet with an annual lease rate of 85,308 UK pounds ($141,600 per year). The lease further provides for up to four five year extensions at the option of the Company. As part of the lease agreement, LEEL provided the Company with a 10% per annum, working capital loan in the amount of 100,000 UK Pounds (approximately $166,000), payable over a 20 year term with quarterly payments due through maturity, August 2017. The Company has the right to renew the lease for four additional five-year terms.

         The Company considers all of its properties as suitable and adequate to carry on the Company's business. The Company further believes that it maintains sufficient insurance coverage on the Company's real and personal property.

ITEM     3.         LEGAL PROCEEDINGS

         An action is pending in the Circuit Court for Broward County, Florida against the Company (then named Sector Associates, Ltd.) alleging that Sector Associates, Ltd., mishandled payment of amounts due to a Roy Woods, a secured creditor (ROY WOODS AS TRUSTEE V. SECTOR ASSOCIATES, LTD.). The Company has denied the claim and has filed a counterclaim. In addition, a stockholder of Sector Associates, Ltd., is obligated and has agreed to indemnify the Company in this matter and has assumed responsibility for defense of this lawsuit. Based on the nature of the damages alleged as well as the indemnification received from the stockholder defending the lawsuit, management does not believe that the litigation will result in any material liability to the Company.


         In May 1997, the Company in the name of Sector Associates, Ltd., ("Sector") was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee. The suit alleges that during the period from December 1993 to May 1994, prior to the Company's reverse acquisition of Sector, Sector received preferential transfers of approximately $2.1 million. The Company denies that such transfers were preferential and will vigorously defend the claims. However, the Company cannot predict the ultimate outcome of this matter.

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
                    STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the NASDAQ SmallCap under the symbol "VERP." Between April 5, 1996 and December 4, 1996, the Company's stock traded on the OTC Bulletin Board under the symbol "VERP." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated.


        PERIOD                                             HIGH            LOW
        ------                                             ----            ---
        First Quarter ended 09/30/94 ..................    1 3/4             1/4
        Second Quarter ended 12/31/94 * ...............    1 1/2             3/8
        Period 04/06/96 - 05/01/96 ....................    2                 3/4
        Period 05/02/96** -- 06/30/96 .................       27              25

        First Quarter ended 09/30/96 ..................   25 1/2              14
        Second Quarter ended 12/31/96 .................   19              13 1/2
        Third Quarter ended 03/31/97 ..................   17 1/2          12 1/4
        Fourth Quarter ended 06/30/97 .................   13               4 3/8

----------------

* No public trading was undertaken with respect to the Company's Common Stock between January 1, 1995 and April 5, 1996.
** Effective May 2, 1996, the Company effectuated a 1:14 reverse stock split simultaneously with the change of the name of the Company from Sector Associates, Ltd. to Viragen (Europe) Ltd.
(a) The above quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.
(b) On September 18, 1997, the closing bid price for the Common Stock was $6.00.
(c) As of September 18, 1997, the approximate number of record holders of the Company's Common Stock was 107 with an estimated total number of shareholders of 1,200.

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

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                                              ELEVEN
                                                      YEAR ENDED          YEAR ENDED        WEEKS ENDED
                                                     JUNE 30, 1997      JUNE 30, 1996      JUNE 30, 1995
                                                     -------------      -------------      -------------
Interest and other income .......................     $  233,552         $    73,945          $ 626
Net (loss) Income ...............................       (859,214)           (475,351)           626
Net (loss) income per average common share
   outstanding ..................................           (.12)               (.13)          6.26
Weighted average shares outstanding and
   equivalents ..................................      7,048,967           3,685,705            100


                         CONSOLIDATED BALANCE SHEET DATA


                                                                                                 ELEVEN
                                                      YEAR ENDED           YEAR ENDED           WEEKS ENDED
                                                     JUNE 30, 1997       JUNE 30, 1996         JUNE 30, 1995
                                                     -------------       -------------         -------------
Working capital (deficit) .......................     $ 3,197,265         $ 5,795,786            $ (5,467)
Total Assets ....................................       7,750,737           5,953,949              57,933
Long-term debt ..................................         157,686                  --                  --
Stockholder' equity .............................       6,452,137           5,829,565               2,240

         The information in this table has been retroactively restated to reflect a one-for-fourteen (1:14) reverse stock split in the Company's shares on Common Stock on May 2, 1996. The weighted average number of shares outstanding includes the assumed conversion of the convertible preferred shares as of the issuance date, as they were issued with the intention of granting Viragen control of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, new facility completion dates and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2 declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment dated April 18, 1997. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

         On December 8, 1995, the Company (then named Sector Associates, Ltd.) acquired 100% of stock of Viragen (Scotland) Ltd. ("VSL") for 2,000,000 shares of Series B Convertible Preferred Stock of the Company which, upon conversion, represented 5,600,000 shares of Common Stock or approximately 94% of the then issued and outstanding capital stock interest of the Company. As the stockholders of VSL gained voting control of the Company in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition was accounted for as a reverse acquisition whereby the historical financial statements reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, the Company. The historical financial statements for all periods presented up to December 8, 1995 included herein are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the Company, was a shell corporation with no operations, stockholders' equity of the combined entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

         VSL was organized during April 1995 by Viragen, Inc. as a Scottish private company to manufacture and distribute Viragen's Product in the EU and other countries outside the United States. Accordingly, no financial data is available for Viragen (Europe) Ltd. and its subsidiary, VSL, prior to April 1995.

         Through a license granted by Viragen, VSL's ultimate parent, VSL secured certain rights to engage in the development, manufacture and distribution of certain proprietary products and technologies that related to the therapeutic application of human leukocyte interferon for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services, ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will assist in the manufacture of VSL's Product and upon regulatory approval, for distribution in the EU in return for certain fees and additional rights. SNBTS' services will be subject to all governmental regulations and procedures pertaining to the manufacture and distribution of the Product. SNBTS has committed to assist in the manufacture of the Product in sufficient scale to accommodate the EU clinical trials and may simultaneously engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS will also cooperate with the Company in studies relevant to the Product and with eventual production, clinical trials and distribution. Management considers it critical to the Company's operation and to planned clinical trials to have secured a sufficient qualified source of human leukocytes, a critical component in the manufacture of the Product. VSL was a newly formed company which commenced operations concurrent with the execution of its agreement with SNBTS.

         Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Royalty Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 Initial Royalty Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the agreement, which is not anticipated, the Initial Royalty Prepayment would be refunded to VSL.

         The Company initiated a series of Private Placements to accredited investors to raise capital necessary to complete the planned reverse acquisition, raise the funding necessary to complete construction of its Scottish facility and for initial Product testing phases by VSL in Scotland. In December 1995, the Company completed a Private Placement, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per Unit. Each Unit consists of 0.71 shares of Common Stock and 2.5 Common Stock Purchase Warrants having an exercise price of $6.00 per share, representing a total of 240,000 Shares and 840,000 Warrants. In March 1996, the Company completed two additional Private Placements, issuing a total of 768,000 shares of Common Stock and 216,500 Warrants having an exercise price of $12.00 per share. These offerings yielded net cash proceeds of $5,102,000. The completion of the Private Placements provided the Company with the initial capital necessary (i) for the construction of a building and related facilities in Scotland, (ii) for the purchase of equipment at the Companys Scottish facilities, (iii) to provide a minimum royalty to the Company's affiliate, VTI, to commence in calendar year 1997 (iv) to expand the number of employees of VEL and (v) for general working capital. However, the Company will require additional financing to engage in and complete clinical trials for the purpose of obtaining EU approval for the Product. The entire process of research, development and EU regulatory approvals (if obtained), of a new biopharmaceutical product takes several years and requires substantial funding. Pursuant to its Licensing Agreement with SNBTS, the Company and SNBTS intend to commence EU preclinical trials in calendar 1997. The Company's present focus is the continued research and development of the Company's Product for the treatment of Hepatitis B and C, Multiple Sclerosis, HIV/AIDS and herpes.

         Following the receipt of additional funding from the Company's Private Placement completed in March 1996, research efforts commenced and related costs were incurred which can be expected to increase as the Company continues its development efforts for its proprietary production technology for its Product.

         In November 1996, the Company executed a five year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 10,000 sq. ft., contains the Company's European laboratory and production facilities. Monthly rental for the facility is 7,109 UK
Pounds or approximately US$11,400 subject to adjustment for common area maintenance charges. The lease provides for four five-year extensions at the option of the Company. Other augmenting productive assets located within the SNBTS facility are available to the Company under the Scottish Agreement.

         During fiscal 1997, the Company had $3,400,000 in property, plant and equipment expenditures related to the establishment of its Scottish laboratory and manufacturing facility. The Company had also incurred commitments for additional equipment purchases of approximately $200,000 at June 30, 1997.

RESULTS OF OPERATIONS

         Income for fiscal 1997 of $233,552 represents interest earned for an entire year on the investment of Private Placement proceeds (see "Liquidity and Capital Resources" above) completed during fiscal 1996. Interest income for fiscal 1996 of $73,945 represents the return on similar investments for a portion of that year.

         Research and development costs during the year totalled $314,326, an increase of $257,902 over the fiscal 1996 total. This increase reflects a full year of expenditures associated with development projects relating to the transfer of technology from the Company's parent, Viragen, Inc., begun in fiscal 1996, related to the Company's Omniferon product. Components of the increase include $103,800 in scientific professional fees paid to SNBTS, up from $32,500 paid the previous year, increases in laboratory supplies expense and laboratory equipment rentals of $100,700 and $29,600, respectively, and increases in scientific salaries and travel expenditures associated with the transfer of technology.

         General and administrative expenses increased significantly between the periods, totalling $757,786 for fiscal 1997, representing a $266,638 (54%) increase over the previous year. This increase between the periods represents a full year of administrative support functions, begun in fiscal 1996, associated with the establishment and construction of the Company's laboratory and manufacturing facility in Scotland and related technology transfer activities. Components of this increase include higher administrative salaries and related payroll taxes between the periods of $231,400, including a full year's salary for the Company's Managing Director in Scotland, an increase in legal and accounting fees of approximately $20,000 associated with facility construction agreements and mandated reporting requirements, facility rental expenses with related utilities and services totalling $39,400, and a general increase in all administrative support functions including travel expenses associated with the establishment of the Scottish facility. These increases were offset by a reduction in compensation expense of $243,000 resulting from stock option issuances in fiscal 1996, not recognized during fiscal 1997.

         Interest expense recognized in fiscal 1997 reflects the Company's 100,000 UK pound (US$166,000) working capital loan obtained from Lothian and Edinburgh Enterprises (see Item 2 "Properties").

         The increase in depreciation expense reflects a full year of asset utilization in fiscal 1997 associated with the Company's Scottish operations commenced during the prior year.

         During fiscal 1996, the Company incurred general and administrative expenses associated primarily with the commencement of operations including fees associated with the Company's License and Manufacturing Agreement with the SNBTS and domestic professional fees associated with public filings. Such fees included legal and accounting fees of $107,200, administrative consulting fees in Scotland of $56,300 and travel related costs between the U.S. and Scotland of $43,500. Also, included is compensation expense of $243,000 representing the value of options issued to three officers and directors in September 1995.

         Management believes that the working capital currently on-hand is adequate to maintain its research and product development operations for the foreseeable future and provide the administrative support associated with the preclinical trial phase of the Product's development and the commencement of clinical trials. Additional funding will be required to complete the clinical trials and administrative filings necessary to obtain final EU regulatory approvals.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM     10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                            SERVED AS
                                                                                         OFFICER AND/OR
                                                                                             DIRECTOR
NAME                                       AGE       POSITION WITH THE COMPANY                 SINCE
----                                       ---       -------------------------                 -----
GERALD SMITH .............................. 67       CHAIRMAN OF THE BOARD                     1995
                                                     PRESIDENT                                 1995
                                                     DIRECTOR                                  1995
                                                     DIRECTOR OF VIRAGEN (SCOTLAND)
                                                     LIMITED                                   1995
ROBERT H. ZEIGER .......................... 53       CHIEF EXECUTIVE OFFICER                   1995
                                                     CHIEF OPERATING OFFICER                   1995
                                                     DIRECTOR                                  1995
                                                     DIRECTOR OF VIRAGEN (SCOTLAND)
                                                     LIMITED                                   1995
DENNIS W. HEALEY .......................... 49       EXECUTIVE VICE PRESIDENT                  1996
                                                     TREASURER, SECRETARY AND DIRECTOR         1996
                                                     DIRECTOR OF VIRAGEN (SCOTLAND)
                                                     LIMITED                                   1995
                                                     DIRECTOR                                  1996
DR. MAGNUS NICOLSON ....................... 37       MANAGING DIRECTOR OF VIRAGEN
                                                     (SCOTLAND) LTD.                           1996
                                                     DIRECTOR                                  1997
DR. JAY SAWARDEKER ........................ 59       DIRECTOR                                  1997

         The Company's directors are collectively elected at the annual meeting of stockholders and hold office for one year and until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board.

         Set forth below is a biographical description of each director and executive officer of the Company.


         GERALD SMITH, in accordance with reorganization by, between and among the Company, Viragen, Inc., and Viragen (Scotland) Limited, became the President and Chairman of the Board of Directors of the Company on December 8, 1995. Mr. Smith has also served as a Director of Viragen (Scotland) Limited since its inception in April 1995. Since February 5, 1993, Mr. Smith has served as a Director of Viragen, Inc., the majority stockholder of the Company, and on May 12, 1993, Mr. Smith became President of Viragen. In June 1994, Mr. Healey relinquished his position as Chairman of the Board of Directors of Viragen in favor of Mr. Smith. Since 1982, he was a Principal Stockholder, President, Chief Executive Officer and Director of Business Development Corp. ("BDC") of Miami, Florida, which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture of Boca Raton, Florida. In 1988, Mr. Smith was the Founder, President and a Director of Club-Theatre Network, Inc. of Boca Raton, Florida, an audience interactive private video theater. Mr. Smith sold his interest in that company in March 1989. From August 1991 to December 1991, Mr. Smith was the Chief Executive Officer of Electronic Imagery, Inc. located in Pompano, Florida, a company engaged in the development of imaging software. Mr. Smith is also the President, Chief Executive Officer and a Director of Cinescopic Corporation and International Database Service, Inc. located in Palm Beach Gardens, Florida, computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith has advised that his services to these companies will not materially affect his ability to render services to the Company. Mr. Smith has wound down BDC's operations in order to devote substantially all of his time to the Company and Viragen.

         ROBERT H. ZEIGER was appointed a Director, Chief Executive Officer and Chief Operating Officer of the Company in January, 1996. Mr. Zeiger has also served as a Director of Viragen (Scotland) Limited, a wholly-owned subsidiary of the Company since April, 1995 and a Director of Viragen, Inc., the majority stockholder of the Company, since June, 1995. From 1985 to 1994, Mr. Zeiger was employed by Glaxo, Inc., a pharmaceutical manufacturer serving as Vice President and General Manager of Glaxo Pharmaceuticals Division (1991 to 1994). He has also served as Vice President and General Manager of the Allen & Hansbury Division, and Vice President and General Manager of the Dermatology Division (1985 to 1988).

         DENNIS W. HEALEY is a Certified Public Accountant and was appointed the Company's Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company in January, 1996. Mr. Healey has also served as a Director of Viragen (Scotland) Limited since April. 1995. In April 1993, he was appointed Chairman of the Board and Chief Executive Officer of Viragen, Inc., the majority stockholder of the Company, and in June 1994, Mr. Healey relinquished that position to Mr. Smith and in July 1994 relinquished the position of Chief Executive Officer. Upon Gerald Smith becoming President of Viragen on May 12, 1993, Mr. Healey became Executive Vice President and has served as Chief Financial Officer and Treasurer of Viragen since 1980 and its Secretary since 1994. In July 1996, Mr. Healey, resigned his position as Chief Financial Officer and Treasurer of Medicore, Inc., a publicly traded company on the NASDAQ, and as Executive Vice President of its Techdyne affiliate. Mr. Healey joined Medicore in 1976 as its Controller. He also resigned his position as Treasurer of Medicore's subsidiaries and as Vice President of Dialysis Corporation of America, a publicly traded subsidiary of Medicore.

         MAGNUS NICOLSON, PH.D. has served as the Managing Director of Viragen (Scotland) Limited, since April 1996. From 1992 to 1995, Dr. Nicolson was employed by Scottish Enterprise, an agency of the Scottish government responsible for generating economic development in Scotland. During his time at Scottish Enterprise, he served as Technology Manager for "Locate in Scotland"
(1995), Senior Executive (1993 to 1995), and Contractor, Healthcare Liaison Office of Dunbartonshire Enterprise (1992 to 1993). From 1990 to 1992, Dr. Nicolson conducted various market research projects for a variety of public and private enterprises, as an independent marketing consultant. In 1988, Dr. Nicolson was awarded a Doctorate in Immunology from the University of Strathclyde, in addition to acquiring Masters Degrees in both Immunology and Business in 1985 and 1992, respectively. Dr. Nicolson is a Member of the Royal Societies of Medicine and Chemistry, as well as a Member of the Chartered Institute of Marketing.

         JAY SAWARDEKER, PH.D. served as a consultant to Viragen prior to joining Viragen as its Executive Vice President - Technical Affairs and Chief Operating Officer in July 1996. Prior to joining Viragen, Dr. Sawardeker had served in various pharmaceutical senior technical management capacities including most recently Corporate Vice President - Worldwide Quality Assurance for Glaxo Holdings. Prior thereto, he served as Corporate Vice President - Technical Operations for Glaxo Latin America and Glaxo Far East, and as Vice President - Manufacturing and Vice President - Quality Assurance of Glaxo, Inc.

         There is no family relationship between any of the officers and directors.

ITEM     11.      EXECUTIVE COMPENSATION

         Commencing in July 1996, Mr. Dennis W. Healey, the Company's Executive Vice President, Chief Financial Officer, Treasurer, and Secretary, and a Director began receiving an annual salary of $85,000 pursuant to a two-year Employment Agreement with the Company. In March 1997, Mr. Gerald Smith entered into a two year Employment Agreement to serve as President of the Company and Mr. Healey amended his Employment Agreement to run concurrent with Mr. Smith's. The Employment Agreements provide for annual compensation to Mr. Smith and Mr. Healey of $72,000 and $52,000, respectively. During the fiscal years ended June 30, 1996 or 1995, no compensation was paid to any executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


  NAME AND                                      ANNUAL  RESTRICTED                        ALL OTHER
  PRINCIPAL                                     COMPEN-   STOCK       OPTIONS/     LTIP     COMPEN-
  POSITION            YEAR   SALARY    BONUS    SATION    AWARD       SARS (#)    PAYOUTS   SATION
  --------            ----   ------    -----    ------    -----       --------    -------   ------
Gerald Smith
  Chairman of        1997   $2,923     $   --   $   --    $  --        $    --    $   --    $    --
   Board and         1996       --         --       --       --             --        --         --
   President (1)     1995       --         --       --       --             --        --         --

Robert H. Zeiger     1997   $   --     $   --   $   --    $  --        $    --    $   --    $    --
  Chief Executive    1996       --         --       --       --             --        --         --
  Officer (2)        1995       --         --       --       --             --        --         --
  Director

Dennis W. Healey     1997   $76,865    $   --   $   --    $  --        $    --    $   --    $    --
Exec.,Vice Pres.     1996        --        --       --       --             --        --         --
  Chief Finan. Off.  1995        --        --       --       --             --        --         --
   Secretary, Trea.
   And Director

Andrew Panzo         1997   $    --    $   --   $   --    $  --        $    --    $   --    $    --
   Chairman of       1996        --        --       --       --             --        --         --
   Board and         1995        --        --       --       --             --        --         --
   President (3)

------------------
(1) Mr. Smith became the Chairman of the Board, Chief Executive Officer, President and a Director of the Company on December 8, 1995, pursuant to the Companys Agreement and Plan of Reorganization ("Reorganization Agreement" by, between and among the Company, Viragen, Inc., and Viragen (Scotland) Limited.
(2)  Mr. Zeiger was appointed Chief Executive Officer and a Director on
     January 8, 1996 which position was relinquished by Mr. Smith, Chairman of the Board of Directors and President.
(3) Mr. Panzo resigned as the Company's Chairman of the Board, Chief Executive Officer, President and a Director of the Company on December 8, 1995, concurrent with the Company's reverse acquisition transaction and pursuant to the provisions of the Company's Reorganization Agreement.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended June 30, 1997 to each person named in the Summary Compensation Table.

                                        NUMBER OF        % OF TOTAL
                                        SECURITIES      OPTIONS/SARS
                                        UNDERLYING       GRANTED TO      EXERCISE OR
                                       OPTIONS/SARS     EMPLOYEES IN      BASE PRICE        EXPIRATION
NAME                                    GRANTED (#)     FISCAL YEAR       ($/SHARES)           DATE
----                                    -----------     -----------       ----------           -----
Gerald Smith ......................        --                --               --                --
Robert H. Zeiger ..................        --                --               --                --
Dennis W. Healey ..................        --                --               --                --
Andrew Panzo ......................        --                --               --                --

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended June 30, 1997 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1997 fiscal year.


                 AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1997 FISCAL YEAR END OPTION VALUES

                                     LESS EXERCISE
                                     VALUE REALIZED                                  VALUE OF UNEXERCISED
                                      MARKET PRICE                                  IN THE MONEY OPTIONS AT
                          SHARES      AT EXERCISE      NUMBER OF UNEXERCISED        FY-END (BASED ON FY-END)
                         ACQUIRED      LESS PRICE       OPTIONS AT FY-END             PRICE OF $ /SHARE)
NAME                   ON EXERCISE    EXERCISABLE    EXERCISABLE UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
----                   -----------    -----------    -------------------------     -------------------------
Gerald Smith .........     --             --             --          --                --           --
Robert H. Zeiger .....     --             --             --          --                --           --
Dennis W. Healey .....     --             --             --          --                --           --
Andrew Panzo .........     --             --             --          --                --           --


ADDITIONAL STOCK OPTIONS

         In November 1995, VSL, a wholly-owned subsidiary of the Company, issued an aggregate of 7.144 shares of VSL common stock at $56.00 per share to individuals now serving as officers and directors of the Company and to an employee of Viragen, all of whom were expected to contribute to the operations of VSL. In connection with the Agreement and Plan of Reorganization, these shares were exchangeable into an aggregate of 400,000 shares of the Company. Of these options, 100,000 were granted each to (i) Mr. Gerald Smith, the current President and Chairman of the Board of Directors of the Company, (ii) Mr. Robert
H. Zeiger, the Chief Executive Officer, Chief Operating Officer, and a Director of the Company, (iii) Dennis W. Healey, the Company's Treasurer, Chief Financial Officer, Secretary and a director of the Company, and (iv) to Mr. Steven Sanders, an employee of Viragen, who provided various services to the Company. All options in VSL were exercised on December 5, 1995 at $.001 per share. The Company recognized $243,000 in compensation expense as a result of the issuance of these shares. See "Principal Stockholders" and "Certain Relationship and Related Transactions."

ITEM     12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned at September 18, 1997 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty days. At September 18, 1997, there were 7,116,059 shares of Common Stock of the Company outstanding.


                                                          AMOUNT
                                                        NATURE OF
                                                       BENEFICIAL             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNERSHIP (1)            CLASS (2)
------------------------------------                  -------------           ---------
Viragen, Inc. (3) .................................     5,000,000                70.3
Gerald Smith (4) ..................................       100,000                 1.4
Robert H. Zeiger (5) ..............................       87,0000                 1.2
Dennis W. Healey (6) ..............................       100,000                 1.4

Dr. Magnus Nicolson (7) ...........................       125,000                 1.7
Officers and Directors as a Group (4 persons) .....       412,000                 5.7

------------------
(1) Based upon information furnished to the Company by the principal security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares. All of the individuals listed are officers and/or directors of the Company whose address is 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324, which is also the address of Viragen, Inc.
(2)  Based on 7,116,059 shares of Common Stock outstanding at September 18,
     1997.
(3)  Viragen, Inc. is the majority stockholder of the Company.
(4) Mr. Smith is President and Chairman of the Board of Directors of the Company.
(5) Mr. Zeiger is Chief Executive Officer, Chief Operating Officer and a Director of the Company.
(6) Mr. Healey is Executive Vice President, Treasurer, Chief Financial Officer, Secretary and a Director of the Company.
(7)  Dr. Nicolson was elected a Director of the Company in July 1997. Includes
     (i) 50,000 common stock options exercisable at $7.00 per share granted pursuant to Dr. Nicolson's Service Agreement dated April 1, 1996; and (ii) 75,000 options granted pursuant to Dr. Nicolson's Amendment Service Agreement date September 5, 1997.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Companys equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 1997, and that all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed in a timely manner.

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

         On November 7, 1995, the Company, VSL, and Viragen entered into an Amendment to Agreement and Plan of Reorganization (the "Amendment") to extend the Closing Date to December 8, 1995. Additionally, the Amendment provided for an interim loan of $500,000 to VSL to be deemed satisfied at the Closing. The Amendment also provided for an additional cash capital contribution of $300,000, payable at closing. Upon the consummation of the transactions contemplated by the Agreement and the Amendment in December 1995, VSL became a wholly-owned subsidiary of Viragen.

         On July 12, 1995 VSL entered into a License Agreement ("Agreement") with Viragen granting VSL rights to certain proprietary technology, including the right the manufacture and distribute the Company's Omniferon product. Pursuant to the terms of the Agreement, VSL is obligated to pay an annual royalty payment equal to the greater of (i) $2,000,000 or (ii) 10% of VSL's gross revenues until such time as total royalty payments of $18 million has been paid to VTI. Once the $18 million royalty amount has been paid, VSL is obligated to pay VTI an amount equal to 8% of VSL's gross revenues until such time as total royalty payment of $25 million has been paid to VTI. Once the

$25 million royalty amount has been paid, VSL is obligated to pay VTI an amount equal to 5% of VSL's gross revenues thereafter. The initial term of the license agreement is for fifteen years and automatically renews for 2 successive fifteen year periods. In September 1997, VTI and VSL mutually agreed to extend the technology transfer completion dates. Accordingly, the Agreement was modified such that the $2,000,000 Initial Royalty Prepayment paid to Viragen in June 1997 would represent the contractual prepayment for the one year period commencing November 1, 1997. The Agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the Agreement, which is not anticipated, the Initial Royalty Prepayment would be refunded to VSL.

         Mr. Gerald Smith, the Company's President and Chairman, is also the Chairman and President of Viragen, the majority stockholder of the Company. Mr. Robert H. Zeiger, Chief Executive Officer and Chief Operating Officer and a Director of the Company is also the Chief Executive Officer and Chief Operating Officer and a Director of Viragen. Mr. Dennis W. Healey, the Company's Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director also serves in the same capacities for Viragen. Viragen currently owns 5,000,000 shares of Common Stock of the Company, representing 70.3% of the Company's outstanding capital stock interest on September 18, 1997.

                                     PART IV

ITEM     14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS IN FORM
                  8-K

         (a) The following is a list of documents filed as part of this report.
                  1. All financial statements - See Index to Consolidated Financial Statements.
                  2.     Financial statements schedules - See Index to
                         Consolidated
                         Financial Statements.
                  3.     Exhibits

                         (i)     Certificate of Incorporation dated November 4, 1985.
                                 (incorporated by reference to the Company's initial
                                 Registration Statement, File No. 33-1952-NY
                                 ("Registration Statement")
                         (ii)    Amended Certificate of Incorporation dated April 14, 1987.
                                 (incorporated by reference to the Company's Registration Statement).
                         (iii)   Amended Certificate of Incorporation dated October 9, 1987.
                                 (incorporated by reference to the Company's Annual Report on
                                 Form 10-KSB for the fiscal year ended June 30, 1995 ("1994 10-KSB")
                         (iv)    Amended Certificate of Incorporation dated November 18, 1987.
                                 (incorporated by reference to the 1994 10-KSB)
                         (v)     Amended Certificate of Incorporation dated December 9, 1987.
                                 (incorporated by reference to the 1994 10-KSB)
                         (vi)    Amended Certificate of Incorporation dated December 18, 1987.
                                 (incorporated by reference to Post-Effective Amendment No. 3 to the Company's Registration Statement filed on or about May 2, 1989
                                 ("Post-Effective Amendment No. 3")
                         (vii)   Amended Certificate of Incorporation dated January 17, 1989.
                                 (incorporated by reference to the 1994 10-KSB)
                         (viii)  Amended Certificate of Incorporation dated June 9, 1989.
                                 (incorporated by reference to the Company's Annual Report on
                                 Form 10-KSB for the fiscal year ended June 30, 1993 ("1993 10-KSB")
                         (ix)    Amended Certificate of Incorporation dated August 12, 1993.
                                 (incorporated by reference to the 1993 10-KSB)

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


                         (v)     Form of Class B Redeemable Common Stock Purchase Warrant (incorporated by reference to Form 8-A dated June 14, 1989)
                         (vi)    Warrant Agreement (incorporated by reference to Form 8-A dated June 14, 1989)
                         (vii)   Amendment to Warrant Agreement (incorporated by reference to Post-Effective
                                 Amendment No. 3)
                         (viii)  Amendment to Warrant Agreement (incorporated by reference to the 1993 10-KSB)
                         (ix)    Forms of Securities Purchase Agreement (incorporated by reference to the
                                 Company's Annual Report on Form 10-KSB for the fiscal year ended
                                 June 30, 1995 ("1995 10-KSB")
                         (x)     Form of Common Stock Purchase Warrant (associated with Securities Purchase
                                 Agreement) (incorporated by reference to the 1995 10-KSB
                         (xi)    Subscription Agreement and Investment Letter - Sector Associates Ltd., dated
                                 November 12, 1993 (incorporated by reference to the 1993 10-KSB)
                         (xii)   Securities Purchase Agreement dated January 25, 1995 (incorporated by reference to the 1994 10-KSB)

                  (10)-- Material Contracts
                         (i) Employment Agreement between Gerald Smith and the Company dated March 1, 1997
                         (ii)    Employment Agreement between Dennis W. Healey
                                 and the Company dated March 1, 1997
                         (iii)   Amendment to Service Agreement between the
                                 Company and Donald Magnus Nicolson Ph.D.
                                 dated September 5, 1997
                  (11)-- Statement re: computation of per share earnings
                  (22)-- Subsidiaries of the registrant
                  (27)-- Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K filed during the fourth quarter.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           VIRAGEN (EUROPE) LTD.

                                           By      /s/ DENNIS W. HEALEY
                                              ---------------------------------
                                                     Dennis W. Healey
                                                  EXECUTIVE VICE PRESIDENT,
                                              TREASURER AND PRINCIPAL FINANCIAL
                                                          OFFICER

Dated:  September 25, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/   GERALD SMITH                 Chairman of the Board of                  September 25, 1997
-------------------------------------    Directors, Principal Executive
            Gerald Smith                 Officer and President


      /s/ ROBERT H. ZEIGER               Chief Executive Officer, Chief            September 25, 1997
-------------------------------------    Operating Officer and Director
          Robert H. Zeiger


      /s/ DENNIS W. HEALEY               Executive Vice President                  September 24, 1997
-------------------------------------    Treasurer, Director and
          Dennis W. Healey               Principal Financial Officer


       /s/ JOSE I. ORTEGA                Controller and                            September 25, 1997
-------------------------------------    Principal Accounting
           Jose I. Ortega                Officer


       /s/ DR. JAY SAWARDEKER            Director                                  September 28, 1997
--------------------------------------
           Dr. Jay Sawardeker


    /s/ DR. D. MAGNUS NICOLOSON          Director                                  September 28, 1997
--------------------------------------
         Dr. D. Magnus Nicolson


                               FORM 10-K - ITEM 8

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Viragen (Europe) Ltd. and subsidiary are included:

Report of Independent Certified Public Accountants ........................  F-2

Consolidated balance sheets - June 30, 1997 and 1996.......................  F-3

Consolidated statements of operations - Years ended June 30,
  1997 and 1996 and for the eleven week period ended June 30, 1995.........  F-4

Consolidated statements of stockholders' equity - Years ended June 30,
  1997 and 1996 and for the eleven week period ended June 30, 1995 ........  F-5

Consolidated statements of cash flows - Years ended June 30, 1997 and
  1996 and for the eleven week period ended June 30, 1995..................  F-7

Notes to consolidated financial statements.................................  F-8

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.





                                       F1

                REPORT OF INDEPENDENT CERTIFED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen (Europe) Ltd.

         We have audited the accompanying consolidated balance sheets of Viragen (Europe) Ltd. and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended June 30, 1997 and for the eleven week period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen (Europe) Ltd. and subsidiary at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the two years ended June 30, 1997 and for the eleven week period ended June 30, 1995, in conformity with generally accepted accounting principles.



                                        ERNST & YOUNG LLP


Miami, Florida
September 25, 1997




                                       F2

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           JUNE 30,
                                                                     ---------------------
                                                                     1997             1996
                                                                     ----             ----
Current Assets
  Cash and cash equivalents .................................     $ 2,144,271      $ 4,985,897
  Prepaid royalty ...........................................       2,000,000               --
  Advances to parent ........................................              --          882,960
  Other current assets ......................................         193,908           51,313
                                                                  -----------      -----------
              Total current assets ..........................       4,338,179        5,920,170

PROPERTY, PLANT AND EQUIPMENT
  Leasehold improvements ....................................       1,815,409               --
  Equipment and furniture ...................................       1,606,406            5,985
  Construction in progress ..................................              --           21,811
                                                                  -----------      -----------
                                                                    3,421,815           27,796
  Less accumulated depreciation .............................          (9,257)            (183)
                                                                  -----------      -----------
                                                                    3,412,558           27,613

Other Assets ................................................              --            6,166
                                                                  -----------      -----------
                                                                  $ 7,750,737      $ 5,953,949
                                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses .....................     $   679,514      $   124,384
  Current portion of long-term debt..........................           6,225               --
  Advances from parent ......................................         455,175               --
                                                                  -----------      -----------
              Total current liabilities .....................       1,140,914          124,384

Long-term debt, less current portion ........................         157,686               --

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value. Authorized 20,000,000 shares;
    issued and outstanding 7,116,059 and 6,922,830 shares at
    June 30, 1997 and 1996, respectively ....................          71,160           69,228
  Additional paid-in capital ................................       7,441,447        6,192,005
  Retained deficit ..........................................      (1,333,939)        (474,725)
  Foreign currency translation adjustment ...................         273,469           43,057
                                                                  -----------      -----------
              Total Stockholders' Equity ....................       6,452,137        5,829,565
                                                                  -----------      -----------
                                                                  $ 7,750,737      $ 5,953,949
                                                                  ===========      ===========


                 See notes to consolidated financial statements.




                                       F3

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEAR ENDED JUNE 30,        ELEVEN
                                                         --------------------      WEEKS ENDED
                                                          1997          1996      JUNE 30, 1995
                                                          ----          ----      -------------
Income
  Interest and other income.........................   $  233,552     $  73,945       $ 626
                                                       ----------     ---------       -----
                                                          233,552        73,945         626
Costs and Expenses
  Research and development costs....................      314,326        56,424          --
  General and administrative expenses...............      757,786       491,148          --
  Interest expense..................................        5,532            --          --
  Depreciation and amortization.....................       15,122         1,724          --
                                                       ----------     ---------       -----
                                                        1,092,766       549,296          --
                                                       ----------     ---------       -----

Net (loss) income...................................   $ (859,214)    $(475,351)      $ 626
                                                       ==========     =========       =====


Net (loss) income per common share .................   $    (0.12)    $   (0.13)      $6.26
                                                       ==========     =========       =====
Weighted average common shares outstanding..........    7,048,967     3,685,705         100
                                                       ==========     =========       =====




                 See notes to consolidated financial statements.




                                       F4

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               CONVERTIBLE
                           COMMON     COMMON     PREFERRED    ADDITIONAL       COMMON        RETAINED     FOREIGN
                           STOCK,     STOCK,      STOCK        PAID-IN         STOCK         EARNINGS     CURRENCY
                          PAR $.01  PAR $1.61    SERIES B      CAPITAL       SUBSCRIBED      (DEFICIT)   TRANSLATION
                          --------  ---------    --------      -------       ----------      ---------   -----------
Incorporation of
  VSL in
  April 1995 (100
  shares).............    $    --     $ 161      $     --     $    1,453     $        --     $      --     $    --
Net income............                                                                             626
                          -------     -----      --------     ----------     -----------     ---------     -------
Balance at
  June 30, 1995.......         --       161            --          1,453              --           626          --
Exercise of VSL
  options by
  Directors and
  Affiliate...........                   12                          390
Reverse acquisition
  of Sector
  Associates, Ltd. ...      1,198      (173)       20,000        144,160
Issuance of stock
  to Directors and
  Affiliate ..........                                           243,000
Private placement
  (December 1995)
  net of issuance
  costs..............       2,400                                746,880
Private placement
  (March 1996),
  net of issuance
  costs ..............                                                         5,101,752
Conversion of
  Series B
  preferred stock.....     56,000                 (20,000)       (36,000)
Issuance of
  common stock
  subscribed..........      9,630                              5,092,122      (5,101,752)
Foreign currency
  translation
  adjustment..........                                                                                      43,057
Net loss..............                                                                        (475,351)
                          -------     -----      --------     ----------     -----------     ---------     -------
Balance at
  June 30, 1996.......    $69,228     $  --      $     --     $6,192,005     $        --     $(474,725)    $43,057


                       See notes to consolidated financial statements.




                                       F5

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                                              CONVERTIBLE
                           COMMON    COMMON    PREFERRED      ADDITIONAL     COMMON       RETAINED        FOREIGN
                           STOCK,    STOCK,      STOCK         PAID-IN       STOCK        EARNINGS        CURRENCY
                          PAR $.01  PAR $1.61   SERIES B       CAPITAL     SUBSCRIBED     (DEFICIT)      TRANSLATION
                          --------  ---------   --------       -------     ----------     ---------      -----------
Balance at
  June 30, 1996.......    $ 69,228    $  --     $     --      $6,192,005    $     --     $  (474,725)     $ 43,057
Exercise of $6.00
  Warrants............       1,592                               953,782
Exercise of $8.00
  Warrants............         280                               223,720
Exercise of $12.00
  Warrants............          60                                71,940
Foreign currency
  translation
  adjustment..........                                                                                     230,412

Net loss..............                                                                      (859,214)
                          --------    -----     --------      ----------    --------     -----------      --------
Balance at
  June 30, 1997 ......    $ 71,160    $  --     $     --      $7,441,447    $     --     $(1,333,939)     $273,469
                          ========    =====     ========      ==========    ========     ===========      ========





                                       F6

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED JUNE 30,            ELEVEN
                                                                     -------------------          WEEK ENDED
                                                                    1997             1996        JUNE 30, 1995
                                                                    ----             ----        -------------
NET (LOSS) INCOME ..........................................     $  (859,214)     $  (475,351)     $    626
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Issuance of stock to Directors and Affiliate .........              --          243,000            --
      Depreciation and amortization ........................          15,122            1,724            --
  Increase (decrease) relating to operating activities from:
      Prepaid royalty ......................................      (2,000,000)              --            --
      Other current assets .................................        (142,595)         143,687        (7,707)
      Other assets .........................................           6,166               --            --
      Accounts payable and accrued expenses ................         555,130           69,736         7,307
                                                                 -----------      -----------      --------
      Net cash (used in) provided by operating
        activities .........................................      (2,425,391)         (17,204)          226

INVESTING ACTIVITIES
  Additions to property, plant and equipment ...............      (3,400,067)         (27,796)           --
                                                                 -----------      -----------      --------
      Net cash used in investing activities ................      (3,400,067)         (27,796)           --
FINANCING ACTIVITIES
  Proceeds from exercise of warrants .......................       1,251,374               --            --
  Proceeds from long-term debt .............................         166,000               --            --
  Payments on long-term debt ...............................          (2,089)              --            --
  Proceeds from March 1996 private placements, net of
    related expenses .......................................              --        5,101,752            --
  Cash acquired through reverse acquisition of Sector
    Associates, Ltd. .......................................              --          768,823            --
  Advances (to) from parent ................................       1,338,135         (933,361)       50,000
  Contributions from officers ..............................              --              400            --
                                                                 -----------      -----------      --------
      Net cash provided by financing activities ............       2,753,420        4,937,614        50,000
Effect of exchange rate fluctuations on cash ...............         230,412           43,057            --
                                                                 -----------      -----------      --------
(Decrease) increase in cash ................................      (2,841,626)       4,935,671        50,226
Cash and cash equivalents at beginning of period ...........       4,985,897           50,226            --
                                                                 -----------      -----------      --------
Cash and cash equivalents at end of period .................     $ 2,144,271      $ 4,985,897      $ 50,226
                                                                 ===========      ===========      ========

SUPPLEMENTAL CASH FLOW INFORMATION

        During the years ended June 30, 1997 and 1996 and the eleven weeks ended June 30, 1995, the Company had the following non-cash investing and financing activities:

Other receivables acquired through reverse acquisition
  of Sector Associates, Ltd. ..............................      $        --      $   195,000      $     --
Liabilities assumed through reverse acquisition of
  Sector Associates, Ltd ..................................               --           47,341            --
Issuance of stock to Directors and Affiliate ..............               --          243,000            --


                 See notes to consolidated financial statements.


                                       F7

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANICAL STATEMENTS
                             JUNE 30, 1997 AND 1996

NOTES A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Consolidation: Viragen (Europe) Ltd. ("VEL") and its subsidiary are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen (Europe) Ltd. and its wholly-owned subsidiary, Viragen (Scotland) Ltd. ("VSL"), collectively known as the Company. VSL is a private Scottish company. All material intercompany accounts and transactions have been eliminated in consolidation. Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc., ("Viragen"). See Note B for further discussion relating to basis of presentation.

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

        The Company adopted the provisions of FAS 121 - Accounting for the Impairment of Long-Lived Assets, as of July 1, 1995. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amount. The Company believes no impairment indicators exist at June 30, 1997.

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

        Income (Loss) Per Common Share: Income (loss) per common share has been computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding includes the assumed conversion of the convertible preferred shares as of the issuance date, as they were issued with the intention of granting Viragen control of the Company. Common stock subscribed is assumed outstanding as of the completion of the March 1996 private placements for purposes of the weighted average shares outstanding calculation. The effect of warrants and stock options (common stock equivalents) are antidilutive. Fully diluted earnings per share is not presented since it is antidilutive.

        Financial Instruments: The carrying amount of financial instruments, including cash and cash equivalents, and accounts payable approximate fair value as of June 30, 1997. The Company's long-term debt approximates fair value since it was recently negotiated. Fair market value of advances from parent is estimated to be $414,000 based on a discount rate of 9% and payment within one year.



                                       F8

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

        Stock Based Compensation: Effective July 1, 1996, the Company adopted the provisions of FAS 123 - Accounting for Stock-Based Compensation. The Company continues to account for stock-based compensation plans under the provisions of APB 25-Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant.

        Recent Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary loss per share for the years ended June 30, 1997 and 1996, will be immaterial.

NOTE B - ACQUISITION - BASIS OF PRESENTATION

        On September 20, 1995, Sector Associates, Ltd. ("Sector") (now VEL) entered into an agreement and Plan of Reorganization (the "Agreement") with Viragen, a Delaware corporation. Under the terms of the Agreement, Sector was to acquire a 100% interest in VSL, in consideration for Viragen receiving a 94% interest in Sector.

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

        On December 8, 1995, Sector finalized the Agreement and acquired 100% of the stock of VSL in exchange for 2,000,000 voting shares of Series B Convertible Preferred Stock , convertible into 5,600,000 shares of common stock or approximately 94% of the then issued and outstanding shares, as well as 94% of the voting privileges, of Sector. Viragen retained an 84% ownership interest in Sector, as 71,429 of the preferred shares (convertible into 200,000 common shares) were disbursed as finders' fees, and 142,857 of the preferred shares (convertible into 400,000 common shares) were issued to the Directors and an affiliate, in exchange for their common shares of VSL. The Company recognized $243,000 in compensation expense related to the disbursement of stock to the Directors and affiliate. As the Parent Company of VSL gained voting control of Sector in this transaction, VSL became the acquiring entity and accounting survivor. Accordingly, the transaction was accounted for as a reverse acquisition whereby the historical financial statements contained herein reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, VEL (formerly Sector). The historical financial statements for all periods presented up to December 8, 1995 included herein are, therefore, those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, VEL, was a shell corporation with no operations, the stockholder's equity of the conformed entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL.

NOTE C - COMMON STOCK

        The Company initiated a series of Private Placement Offerings to raise the agreed upon capital necessary to complete the planned reverse acquisition (see Note B) and to raise the capital necessary to complete the construction of a plant in Edinburgh, Scotland, fund initial product testing phases by VSL in




                                       F9

Scotland, and provide working capital.

        In December 1995, the Company completed a Private Placement Offering, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per unit. Each unit consists of approximately 0.71 share of Common Stock, resulting in the issuance of 240,000 shares of Common Stock, and
2.5 Common Stock Purchase Warrants having an exercise price of $6.00 per share, exercisable through November 3, 1998.

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

        During fiscal 1996, three officers and one employee were each granted options to purchase 100,000 shares at $.001 per share. These options vested upon issuance and all of these options were exercised shortly after issuance. In addition, on April 1, 1996, the Company granted Magnus Nicolson, Managing Director of VSL, 50,000 options to purchase common stock in VEL, as part of his Employment Agreement. One half of the options vested on March 30, 1997, and the balance vest on March 30, 1998. The options are exercisable at $7.00 per share for a period of five years from the vesting dates. Under APB 25, VEL recognized compensation expense of $243,000 for the 400,000 options in 1996, because the exercise price of a portion of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

        The Company's 1997 Incentive Stock Option Plan has authorized the grant of options to management personnel, directors, employees, or consultants for up to 600,000 shares of the Company's common stock of which 600,000 remain available.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

        Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6%; volatility factor of the expected market price of the Company's common stock of .60; and a weighted-average expected life of the option of 3 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do no necessarily provide a reliable single measure of the fair value of its employee stock options.



                                      F10

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying Statement 123 for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all, nonvested awards. The Company's pro forma information follows:

                                                         1997         1996
                                                         ----         ----
        Pro forma net loss                           $(904,588)    $(695,977)
        Pro forma loss per share                          (.13)         (.19)

        A summary of the Company's stock option activity is as follows:

                                              NUMBER OF            OPTION     WEIGHTED AVERAGE
                                               SHARES              PRICE       EXERCISE PRICE
Options Outstanding July 1, 1995                    --                 --              --
   Granted at less than market price           400,000              $.001           $.001
   Granted above market price                   50,000               7.00            7.00
   Exercised                                   400,000               .001            .001
   Canceled                                         --                 --              --
                                               -------

Options Outstanding June 30, 1996               50,000              $7.00           $7.00
   Granted                                          --                 --              --
   Exercised                                        --                 --              --
   Canceled                                         --                 --              --
                                               -------
                                                    --

Options Outstanding June 30, 1997               50,000              $7.00           $7.00
                                               =======              =====            ====

Exercisable at June 30, 1996                    25,000
                                               =======

Exercisable at June 30, 1997                    50,000
                                               =======

        Exercise prices for options outstanding as of June 30, 1997 were $7.00. The weighted average remaining contractual life of those options is 4.25 years.

        Shares of the Company's common stock reserved at June 30, 1997 for possible future issuance are as follows:

                                                               EXERCISE
                                                                PRICE          1997
                                                                -----          ----
December 1995 Private Placement Warrants...................    $  6.00       680,771
Employee options...........................................       7.00        50,000
March 1996 Private Placement Warrants......................       8.00       422,000
March 1996 Private Placement Warrants......................      12.00       210,500
Class F Warrant (exercisable through November 1, 1998).....     105.00        44,196
                                                                           ---------
                                                                           1,407,467
                                                                           =========

        On September 5, 1997, options to purchase 75,000 shares of common stock at $5.60 per share were issued to Magnus Nicolson in connection with an amended employment agreement. The options vest, as follows: 37,500 shares the earlier of one year from grant or the date of the Company's filing of a Clinical Trial Exemption ("CTX") in the EU; and 37,500 shares the earlier of two years from the date of grant or acceptance of the Company's CTX application by EU regulatory authorities.


NOTE D - TRANSACTIONS WITH RELATED PARTIES

         VSL was organized during April 1995 by Viragen to cause or to undertake clinical trials in the European Union ("EU") and for manufacturing and distribution of Viragen's natural leukocyte-derived alpha interferon and related




                                      F11
products in the EU and other countries outside the United States. Accordingly, no financial data is available for Viragen (Europe) Ltd. and subsidiary prior to April 1995.

         Through a fifteen-year License Agreement (the "License") granted by Viragen, VSL's ultimate Parent, VSL secured certain rights to engage in the development and manufacture of certain proprietary products and technologies that related to the therapeutic application of human leukocyte interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency ("Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will participate in the manufacture and supply of VSL's Product to VSL for distribution in the EU in return for certain fees. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocytes, a critical component in the manufacture of the Product. VSL was a newly formed corporation which commenced operation concurrent with the execution of its agreement with SNBTS.

        Pursuant to the terms of the License, VSL is to prepay $2 million of royalties to Viragen, within six months of the Effective Date (July 12, 1995). Commencing one year from the Effective Date, VSL is to pay to Viragen royalties, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues thereafter. The License will renew automatically for two consecutive fifteen-year terms.

        Both parties have modified the License deferring the initial royalty payment until the date when Viragen transfers the processes and technology, as defined by the License, to VSL. Viragen has transferred a substantial portion of the processes and technology to VSL by the end of May 1997. At that time, Viragen required the initial royalty payment be made. Completion of the transfer is targeted for November 1997, with subsequent royalty payments commencing November 1, 1998.

        In the event the transfer of processes and technology is not deemed complete by both parties, the initial royalty payment of $2.0 million will be refunded to the Company.

        Viragen provides certain administrative services to the Company including management and general corporate assistance. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by Viragen totalled approximately $99,800 for the year ended June 30, 1997.

        Advances from parent at June 30, 1997 represent cash advanced by Viragen. The amount is non interest bearing and there are no formal repayment terms consequently, the amount is classified as current.

NOTE E - INCOME TAXES

        As discussed in Notes B and C, the percentage of ownership in VEL held by its Parent Company, Viragen, exceeded 80% only during the period December 8, 1995 through March 15, 1996. As a result, VEL will be included in the Parent Company's consolidated federal and state income tax return only for that period.

        VSL files separate income tax returns in the United Kingdom. Net operating losses of approximately $847,000 are being carried forward to future periods.

        As of June 30, 1997, the Company has net operating loss carryforwards ("NOL's") for U.S. income tax purposes of approximately $1.9 million, including $1.2 million whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382, that expire at various dates between 2003 and 2012 and a capital loss carryforward of approximately $0.8 million that expires in 1998.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of




                                      F12
the Company's deferred tax assets are as follows:

                                                               JUNE 30,
                                                           -----------------
                                                           1997         1996
                                                           ----         ----
Deferred Tax Assets:
  Accrued liabilities (U.S.).......................     $    2,000   $   7,500
  Net operating loss carryforwards (U.S.)..........        738,700     615,900
  Capital loss carryforwards (U.S.) ...............        295,000     295,000
                                                        ----------   ---------
      Total deferred tax assets....................      1,035,700     918,400
Valuation allowance for deferred tax assets........     (1,035,700)   (918,400)
                                                        ----------   ---------
                                                        $       --   $      --
                                                        ==========   =========

        The change in the valuation allowance was a net increase of $117,300 for the year ended June 30, 1997; a net decrease of $194,000 for the year ended June 30, 1996; and a net decrease of $237,600 for the year ended June 30, 1995. The valuation allowance was $1,112,400 at June 30, 1995.

        For financial reporting purposes, loss income before income taxes include the following components:

                                                          Year Ended June 30,
                                                         ----------------------
                                                           1997         1996
                                                         ----------  ----------
Pre-tax loss income:
  U.S..............................................      $(276,271)  $(371,139)
  Foreign .........................................       (582,943)   (104,212)
                                                         ---------   ---------
                                                         $(859,214)  $(475,351)
                                                         =========   =========

NOTE F - LONG TERM DEBT

        Long-term debt at June 30, 1997 is as follows:

                                                                   1997
                                                                   ----
Unsecured loan from Scotland Regional
  Development Authority. Payable quarterly over 20 years,
  with an effective interest rate of 8.68%.
  Note matures on August 28, 2017.............................   $163,911
                                                                 --------
                                                                  163,911
Less current portion..........................................     (6,225)
                                                                 --------
                                                                 $157,686
                                                                 ========

        Scheduled maturity of long-term debt at June 30, 1997 is: 1998- $6,225; 1999- $8,300; 2000- $8,300; 2001- $8,300; and 2002 and thereafter- $132,786.

NOTE G - CONTINGENCIES

        In May 1997, the Company, in the name of Sector Associates, Ltd. was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee. The suit alleges that during the period from December 1993 to May 1994, prior to the Company's reverse acquisition (as described in Note B), Sector received preferential transfers of approximately $2.1 million. The Company denies that such transfers were preferential and will vigorously defend the claims. However, the Company can not predict the ultimate outcome of this matter.

        An action is pending against VEL (formerly Sector) alleging that Sector mishandled payment of amounts due to a secured creditor. Sector has denied that claim and has filed a counterclaim. Further, a shareholder of Sector has agreed to indemnify VEL relating to this matter. The ultimate liability, if any, cannot be determined at this time. Management intends to vigorously defend its position.

NOTE H - COMMITMENTS

        In November 1996, the Company executed a five-year lease on property located in Edinburgh, Scotland that will serve as the Company's laboratory and production facilities. Monthly rental on the property is approximately $11,400. In addition, the Company may extend the term of the lease as its option, for four five-year periods.

                                      F13

        During the year ended June 30, 1997, the Company recognized $29,000 in rent expense arising from the property lease. Future minimum lease payments on the facilities are: 1998- $136,800; 1999- $136,800; 2000- $136,800; 2001-
$136,800; and 2002- $ 79,800.

        During the year, the Company also entered into a purchase commitment for plant equipment totaling $1.3 million. Through June 30, 1997, the Company had made payments totaling $1.1 million towards the purchase of the equipment. The remaining balance will become due during the second quarter of fiscal 1998.

        The Company has entered into Employment Agreements with three officers of the Company. These agreements represent a commitment by the Company to pay an aggregate amount of approximately $134,000 per year in salaries to these individuals.

NOTE I - PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

        The pro forma financial data included herein reflects the results of operations, as if the reverse acquisition of VEL had been completed at the beginning of the 1996 fiscal year. The pro forma financial data was calculated by pro rating the results of operations of VEL (formerly Sector) for the applicable period.

                                                          YEAR ENDED
                                                           JUNE 30,
                                                             1996
                                                             ----
Net Loss ...........................................      $ (558,403)
                                                          ==========
Loss per common share ..............................      $     (.09)
                                                          ==========
Weighted average common shares outstanding..........       6,240,705
                                                          ==========







                                      F14

NOTE J - GEOGRAPHIC INFORMATION

        In 1997, the Company completed a manufacturing facility in Edinburgh, Scotland. Identifiable assets in Scotland totaled $7,178,000 and $2,829,000 at June 30, 1997 and 1996, respectively. Identifiable assets represent those assets used in the operations of the geographic area.










                                      F15