Form 10-Q
period 1997-09-30
VIRAGEN EUROPE LTD
filed 1997-11-14
CIK 785081

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

         For the quarterly period ended - September 30, 1997


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ________________ to ________________


                         Commission file number 0-17827


                              VIRAGEN (EUROPE) LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           11-2788282
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


            865 SW 78TH AVENUE, SUITE 100, PLANTATION, FLORIDA 33324
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 233-8377
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

Yes       No
   -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, par value $.01 - 7,116,059 shares at November 10, 1997.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three-month periods ended September 30, 1997 and September 30, 1996 include the accounts of the Registrant and its subsidiary.

Item 1.  Financial Statements

     1) Consolidated Condensed Statements of Operations for the three months ended September 30, 1997 and September 30, 1996.

     2) The Consolidated Condensed Balance Sheets as of September 30, 1997 and June 30, 1997.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1997 and September 30, 1996.

     4) Notes to Consolidated Condensed Financial Statement as of September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                 September 30,
                                                            1997               1996
                                                        -----------        -----------
INCOME
     Interest and other income                           $   20,283        $    59,585
                                                        -----------        -----------
                                                             20,283             59,585

COST AND EXPENSES
     Research and development costs                          94,499             41,960
     General and administrative expenses                    127,765            116,196
     Depreciation and amortization                          122,747                748
     Interest expense                                         3,493                 --
                                                        -----------        -----------
                                                            348,504            158,904
                                                        -----------        -----------
Net (loss)                                              $  (328,221)       $   (99,319)
                                                        ===========        ===========

Net (loss) per common share                             $      (.05)       $      (.01)
                                                        ===========        ===========
Weighted average common shares outstanding                7,116,059          6,932,710
                                                        ===========        ===========


            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                  September 30,        June 30,
                                                                       1997              1997
                                                                   -----------        -----------
                                                                   (Unaudited)
ASSETS

Current Assets
     Cash and cash equivalents                                   $ 1,495,539          $ 2,144,271
     Prepaid royalty                                               2,000,000            2,000,000
     Other current assets                                            170,462              193,908
                                                                 -----------          -----------
         Total current assets                                      3,666,001            4,338,179


  PROPERTY, PLANT AND EQUIPMENT                                    3,452,024            3,421,815

     Less accumulated depreciation                                  (131,751)              (9,257)
                                                                 -----------          -----------
                                                                   3,320,273            3,412,558
                                                                 -----------          -----------
                                                                 $ 6,986,274          $ 7,750,737
                                                                 ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                       $   367,543          $   679,514
     Current Portion of long-term debt                                 6,050                6,225
     Advances from parent                                            455,982              455,175
                                                                 -----------          -----------
         Total current liabilities                                   829,575            1,140,914

Long-term debt, less current portion                                 153,260              157,686

Stockholders' Equity
     Common stock,  $.01 par value.  Authorized 20,000,000
        shares; issued and outstanding 7,116,059 share                71,160               71,160
     Additional paid-in capital                                    7,441,447            7,441,447
     Retained deficit                                             (1,662,161)          (1,333,939)
     Foreign currency translation adjustment                         152,993              273,469
                                                                 -----------          -----------
        Total Stockholders' Equity                                 6,003,439            6,452,137
                                                                 -----------          -----------
                                                                 $ 6,986,274          $ 7,750,737
                                                                 ===========          ===========

            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                      September 30,
                                                                 1997               1996
                                                             -----------        -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
Net loss                                                     $  (328,221)       $   (99,319)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation expense                                        122,747                748
Increase (decrease) relating to operating activities
   from:
     Other current assets                                         23,446             16,512
     Other assets                                                      -              6,166
     Accounts payable and accrued expenses                      (311,971)           (39,043)
     Increase in advances to parent                                  807           (231,001)
                                                             -----------        -----------
        Net cash used in operating activities                   (493,192)          (345,937)

CASH FLOWS FROM INVESTING
  ACTIVITIES
Purchase of property plant and equipment, net                    (30,209)           (92,116)
                                                             -----------        -----------
        Net cash used in investing activities                    (30,209)           (92,116)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Exercise of warrants                                                   -            296,000
                                                             -----------        -----------
        Net cash provided by financing activities                      -            296,000

Effect of foreign currency translation                          (125,331)            (1,857)
                                                             -----------        -----------
        Net decrease in cash                                    (648,732)          (143,910)

Cash - Beginning of Period                                     2,144,271          4,985,897
                                                             -----------        -----------

Cash - End of Period                                         $ 1,495,539        $ 4,841,987
                                                             ===========        ===========






            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE - A - ORGANIZATION AND CONSOLIDATION

         Viragen (Europe) Ltd. ("VEL") and its subsidiary are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of VEL and its wholly owned subsidiary, Viragen (Scotland) Ltd. ("VSL"), collectively known as the Company. VSL is a private Scottish company. All material intercompany accounts and transactions have been eliminated in consolidation. VEL is a majority-owned subsidiary of Viragen, Inc.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended September 30, 1997 and September 30, 1996 included, in the opinion of management of the company, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended September 30, 1997 are not necessary indicatives of the results that may be expected for the entire fiscal year ending June 30, 1998.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended June 30, 1997.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2 declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment dated April 18, 1997. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.

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

         The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any future patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents, if any, owned by the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Through a license granted by Viragen, VSL's ultimate parent, VSL secured certain rights to engage in the development, manufacture and distribution of certain proprietary products and technologies that related to the therapeutic application of human leukocyte interferon for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services, ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will assist in the manufacture of VSL's Product and upon regulatory approval, for distribution in the EU in return for certain fees and additional rights. SNBTS' services will be subject to all governmental regulations and procedures pertaining to the manufacture and distribution of the Product. SNBTS has committed to assist in the manufacture of the Product in sufficient scale to accommodate the EU clinical trials and may simultaneously engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS will also cooperate with the Company in studies relevant to the Product and with eventual production, clinical trials and distribution. Management considers it critical to the Company's operation and to planned clinical trials to have secured a sufficient qualified source of human leukocytes, a critical component in the manufacture of the Product. VSL was a newly formed company, which commenced operations concurrent with the execution of its agreement with SNBTS.

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

         In November 1996, the Company executed a five-year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 10,000 sq. ft., contains the Company's European laboratory and production facilities. Monthly rental for the facility is 7,109 UK Pounds or approximately US$11,500 subject to adjustment for common area maintenance charges. The lease provides for four-five year extensions at the option of the Company. Other augmenting productive assets located within the SNBTS facility is available to the Company under the Scottish Agreement.

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

RESULTS OF OPERATIONS

         Income for the quarter ended September 30, 1997 of $20,283 represents interest earned on the investment of proceeds from a series of private placements completed during fiscal 1996. The decline in interest income compared to the same quarter of the previous year reflects the reduction in principal invested between the periods resulting primarily from operational losses and expenditures associated with the establishment of the Company's laboratory and manufacturing facility in Scotland.

         Research and development costs for the first quarter of fiscal 1998 totaled $94,499, an increase of $52,539 (125%) over the same period of the preceding year. This increase reflects increased costs associated with development and scale-up projects relating to the transfer of technology from the Company's parent, Viragen, Inc. relating to the Company's Omniferon(TM) product. Components of this increase include an increase of $21,000 in scientific salaries, increases in laboratory supplies expenses of $9,300 and increased travel expenditures by scientific personnel associated with travel between Viragen, Inc.'s Florida facility and the Company's Scottish facility.

         General and administrative expenses totaled $127,765 for the quarter ended September 30, 1997 compared with $116,196 for the same period of the preceding year. This increase, representing a 10% increase between the periods, reflects the increase in administrative support functions associated with the Company's establishment of its laboratory and manufacturing facility in Scotland and related technology transfer activities.

         The sharp increase in depreciation expense reflects the acquisition and utilization of laboratory equipment in the Company's Scottish laboratory and manufacturing facility during fiscal 1997 and the first quarter of fiscal 1998. Depreciation expense will continue to increase over comparable periods of the preceding year as the Company continues its process development projects related to its Omniferon product.

         The Company anticipates no significant financial impact to its operational or financial data processing systems as a result of the "Year 2000" change.

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

Dated:  November 14, 1997