Form 10-Q
period 1997-12-31
VIRAGEN EUROPE LTD
filed 1998-02-13
CIK 785081

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

     For the quarterly period ended - December 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________________ to __________________


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


            865 SW 78TH AVENUE, SUITE 100, PLANTATION, FLORIDA 33324
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 233-8377
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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
Yes         No
   ----       ----

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, par value $.01 - 7,116,059 shares at February 10, 1998.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended and six months ended December 31, 1997 and 1996 include the accounts of the Registrant and its subsidiary.

Item 1.   Financial Statements

     1) Consolidated Condensed Statements of Operations for the three months ended and six months ended December 31, 1997 and 1996.

     2) The Consolidated Condensed Balance Sheets as of December 31, 1997 and June 30, 1997.

     3) Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1997 and 1996.

     4) Notes to Consolidated Condensed Financial Statement as of December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                    Six Months End
                                                               December 31,                        December 31,
                                                     -----------------------------       -----------------------------
                                                         1997             1996               1997               1996
                                                     -----------       -----------       -----------       -----------
INCOME
     Interest and other income                       $     9,188       $    62,583       $    29,471       $   122,168
                                                     -----------       -----------       -----------       -----------
                                                           9,188            62,583            29,471           122,168
COST AND EXPENSES
     Research and development costs                      243,810            19,899           338,309            61,859
     General and administrative expenses                 319,337           153,426           447,102           269,622
     Royalty expense                                     333,333                --           333,333                --
     Depreciation and amortization                        41,404               959           164,151             1,707
     Interest expense                                      3,565                --             7,058                --
                                                     -----------       -----------       -----------       -----------
                                                         941,449           174,284         1,289,953           333,188
                                                     -----------       -----------       -----------       -----------
NET LOSS                                             $  (932,261)      $  (111,701)      $(1,260,482)      $  (211,020)
                                                     ===========       ===========       ===========       ===========

Net loss per common share                            $     (0.13)      $     (0.02)      $     (0.18)      $     (0.03)
                                                     ===========       ===========       ===========       ===========


Weighted average common shares outstanding             7,116,059         7,049,012         7,116,059         6,990,844
                                                     ===========       ===========       ===========       ===========









            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   December 31,        June 30,
                                                                       1997              1997
                                                                   -----------       -----------
                                                                   (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                     $   685,575       $ 2,144,271
     Prepaid royalty                                                 1,666,667         2,000,000
     Other current assets                                              228,694           193,908
                                                                   -----------       -----------
         Total current assets                                        2,580,936         4,338,179

PROPERTY, PLANT AND EQUIPMENT
     Leasehold improvements                                          1,882,356         1,815,409
     Equipment and furniture                                         1,987,819         1,606,406
                                                                   -----------       -----------
                                                                     3,870,175         3,421,815
     Less accumulated depreciation                                    (174,071)           (9,257)
                                                                   -----------       -----------
                                                                     3,696,104         3,412,558
     Other Assets                                                        9,819                --
                                                                   -----------       -----------
                                                                   $ 6,286,859       $ 7,750,737
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                         $   175,663       $   679,514
     Current Portion of long-term debt                                   6,225             6,225
     Advances from parent                                              790,708           455,175
                                                                   -----------       -----------
         Total current liabilities                                     972,596         1,140,914

Long-term debt, less current portion                                   156,659           157,686

Stockholders' Equity
     Common stock, $.01 par value. Authorized 20,000,000
        shares; issued and outstanding 7,116,059 shares                 71,160            71,160
     Additional paid-in capital                                      7,441,447         7,441,447
     Retained deficit                                               (2,594,422)       (1,333,939)
     Foreign currency translation adjustment                           239,419           273,469
                                                                   -----------       -----------
        Total stockholders' equity                                   5,157,604         6,452,137
                                                                   -----------       -----------
                                                                   $ 6,286,859       $ 7,750,737
                                                                   ===========       ===========



            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                            December 31,
                                                                   -----------------------------
                                                                       1997              1996
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss                                                           $(1,260,482)      $  (211,020)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation expense                                              164,151               959
Increase (decrease) relating to operating activities
   from:
     Prepaid royalty                                                   333,333                --
     Other current assets                                              (34,786)           (1,229)
     Other assets                                                       (9,819)           (3,953)
     Accounts payable and accrued expenses                            (503,851)          528,743
                                                                   -----------       -----------
        Net cash (used in) provided by operating
          activities                                                (1,311,454)          313,500
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
Purchase of property plant and equipment, net                         (447,697)       (1,222,243)
                                                                   -----------       -----------
        Net cash used in investing activities                         (447,697)       (1,222,243)
                                                                   -----------       -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Advances from (to) parent                                              335,533          (278,343)
Exercise of warrants                                                        --         1,128,375
                                                                   -----------       -----------
      Net cash provided by financing activities                        335,533           850,032
                                                                   -----------       -----------

Effect of foreign currency translation                                 (35,078)          250,541
                                                                   -----------       -----------

        Net (decrease) increase in cash                             (1,458,696)          191,830

Cash - Beginning of Period                                           2,144,271         4,985,897
                                                                   -----------       -----------

Cash - End of Period                                               $   685,575       $ 5,177,727
                                                                   ===========       ===========




            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE A - ORGANIZATION AND CONSOLIDATION

         Viragen (Europe) Ltd. ("VEL") and its subsidiary are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of VEL and its wholly owned subsidiary, Viragen (Scotland) Ltd. ("VSL"), collectively known as the Company. VSL is a private Scottish company. All material intercompany accounts and transactions have been eliminated in consolidation. VEL is a majority-owned subsidiary of Viragen, Inc. ("Viragen").

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and six months ended December 31, 1997 and 1996 include, in the opinion of management of the Company, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three month period and six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

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

NOTE C - RECENT PRONOUNCEMENTS

         Effective during the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Common Share. All periods presented reflect the implementation of SFAS No. 128.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Position and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, and related anticipated costs. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment dated April 18, 1997. You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological changes. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies, as well as the entry of new competitors into the market, could adversely affect the Company's financial position and results of operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Through a license granted by Viragen, VSL's ultimate parent, VSL secured certain rights to engage in the development, manufacture and distribution of certain proprietary products and technologies that related to the therapeutic application of human leukocyte interferon for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services ("SNBTS"), pursuant to which SNBTS, on behalf of VSL, will assist in the manufacture of VSL's product and upon regulatory approval with the distribution in the EU, in return for certain fees and additional rights. SNBTS' services will be subject to all governmental regulations and procedures pertaining to the manufacture and distribution of the Product. SNBTS has committed to assist in the manufacture of the Product in sufficient scale to accommodate the EU clinical trials and may simultaneously engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS will also cooperate with the Company in studies relevant to the Product and with eventual production, pre-clinical and clinical trials and distribution. Management considers it critical to the Company's operations and to planned clinical trials to have secured a sufficient qualified source of human leukocytes, a critical component in the manufacture of the Product. VSL commenced operations concurrent with the execution of its agreement with SNBTS.

         Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Royalty Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 Initial Royalty Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the agreement the Initial Royalty Prepayment would have been refunded to VSL.

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

         Management believes that the working capital currently on-hand, supplemented if and as needed by advances from Viragen, its Parent, is adequate to maintain its research and product development operations for the foreseeable future, including projects associated with process scale-up, the preclinical trial phase of the Product's development and the commencement of clinical trials. Additional funding will be required to complete the clinical trials and administrative filings necessary to obtain final EU regulatory approvals.

RESULTS OF OPERATIONS

         Income for the six months and three months ended December 31, 1997 represents interest earned on the investment of proceeds from a series of private placements completed in fiscal 1996. The decline in interest income for the comparable periods of the preceding year reflect the reduction in principal invested between the periods resulting primarily from the payment of a $2 million Initial Royalty Prepayment and Deposit to Viragen in June 1997 pursuant to the License Agreement between VSL and Viragen (see Liquidity and Capital Resources-above), operational loses and expenditures associated with the establishment and equipping of the Company's laboratory and manufacturing facility in Scotland.

         Research and development costs totaled $338,309 and $243,810 for the six months and three months ended December 31, 1997, respectively. These totals reflect sharp increases over the comparable periods of the preceding year and are attributable to the development and scale-up projects associated with the transfer of technology from the Company's parent, Viragen, relating to the Company's OMNIFERON(TM) product. Components of this increase during fiscal 1998 include increased scientific salaries and support fees of approximately $118,000 and $121,000 for the six month and three month periods, respectively and increased laboratory supplies expense of $33,000 and $24,000, respectively between the periods. Research and development costs will continue to increase over preceding periods as the Company continues its process development and scale-up projects prior to the planned commencement of pre-clinical trials of the Product in the first calendar quarter of 1998 and commencement of clinical trials scheduled for the second half of calendar 1998.

         General and administrative expenses increased sharply during the year totaling $447,102 and $319,337 for the six month and three month periods ending December 31, 1997 when compared to $269,622 and $153,426 for the comparable periods of the preceding year. These increases between the periods reflect the increase in the administrative support functions associated with establishment of the Company's laboratory and manufacturing facility in Scotland and related transfer of technology and process scale-up projects during fiscal 1998. Administrative salaries increased by approximately $45,000 and $18,000 during the six month and three month periods, respectively. Rent expenses also increased during the same periods by approximately $70,000 and $35,000, respectively. Increases were also experienced in repairs and maintenance expenses during the six month and three month periods of approximately $20,000 and $15,000, respectively.

         Royalty expenses of $333,333 represents two months amortization of the $2 million Initial Royalty Prepayment and Deposit paid by the Company to Viragen pursuant to the provisions of the License Agreement between VSL and Viragen. The $2 million was paid in June 1997 and is being amortized over one year ($166,667 per month) commencing in November 1997. The Company will be required to pay a minimum $2 million of royalties annually for the duration of the License Agreement.

         The sharp increase in depreciation expense reflects the acquisition and utilization of laboratory equipment in the Company's Scottish laboratory and manufacturing facility during fiscal 1997 and the first half of fiscal 1998. Depreciation expense will continue to increase over comparable periods of the preceding year as the Company continues its process development projects related to its Omniferon product.

         The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 stating that public companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. To the best of the Company's knowledge, all software critical to the Company's operations is Year 2000 compliant and the Company will continue to address this issue with all software systems used or intended for use by the Company.

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

                                              VIRAGEN (EUROPE) LTD.



                                              By:  /s/ Dennis W. Healey
                                                   ----------------------------
                                                   Dennis W. Healey
                                                   Executive Vice President and
                                                   Principal Financial Officer


                                              By:  /s/ Jose I. Ortega
                                                   ----------------------------
                                                   Jose I. Ortega
                                                   Controller and
                                                   Principal Accounting Officer


Dated:  February 11, 1998