Form 10-Q
period 1998-03-31
VIRAGEN EUROPE LTD
filed 1998-05-15
CIK 785081

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended - March 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                         --------------    ---------------

              Commission file number 0-17827

                              VIRAGEN (EUROPE) LTD.
             -----------------------------------------------------
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

                                 (954) 233-8377
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
          -----    ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes           No
   ---------    ----------

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, par value $.01 - 7,116,059 shares at May 12, 1998.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended and nine months ended March 31, 1998 and 1997 include the accounts of the Registrant and its subsidiary.

Item 1.  Financial Statements

     1) Consolidated Condensed Statements of Operations for the three months ended and nine months ended March 31, 1998 and 1997.

     2) The Consolidated Condensed Balance Sheets as of March 31, 1998 and June 30, 1997.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1998 and 1997.

     4)  Notes to Consolidated Condensed Financial Statement as of March 31,
         1998.

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

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                   Nine Months Ended
                                                                March 31,                           March 31,
                                                       --------------------------        -----------------------------
                                                          1998              1997             1998               1997
                                                          ----              ----             ----               ----
INCOME
     Interest and other income                        $     6,297      $   72,516       $     35,768          $194,684
                                                      -----------       ---------        -----------         ---------
                                                            6,297          72,516             35,768           194,684

COST AND EXPENSES

     Research and development costs                       297,004         112,342            635,313           174,201
     General and administrative expenses                  276,105         217,846            723,207           487,468
     Royalty expense                                      500,000              --            833,333                --
     Depreciation and amortization                         96,174           1,125            260,325             2,832
     Interest expense                                       3,534              --             10,592                --
                                                      -----------       ---------        -----------         ---------
                                                        1,172,817         331,313          2,462,770           664,501
                                                      -----------       ---------        -----------         ---------
NET LOSS                                              $(1,166,520)      $(258,797)       $(2,427,002)        $(469,817)
                                                      -----------       ---------        -----------         ---------

Net loss per common share                             $    (0.16)      $   (0.04)        $     (0.34)        $   (0.07)
                                                      ==========       =========         ===========         =========


Weighted average common shares outstanding             7,116,059       7,098,159           7,116,059         7,026,714
                                                      ==========       =========         ===========         =========



            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    March 31,               June 30,
                                                                      1998                    1997
                                                                   -----------             -----------
                                                                   (Unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                                     $   991,524             $ 2,144,271
     Prepaid royalty                                                 1,166,667               2,000,000
     Other current assets                                              282,025                 193,908
                                                                   -----------             -----------
         Total current assets                                        2,440,216               4,338,179

PROPERTY, PLANT AND EQUIPMENT
     Leasehold improvements                                          1,919,652               1,815,409
     Equipment and furniture                                         2,280,063               1,606,406
                                                                   -----------             -----------
                                                                     4,199,715               3,421,815
     Less accumulated depreciation                                   (274,701)                  (9,257)
                                                                   -----------             -----------
                                                                     3,925,014               3,412,558
     Other Assets                                                       31,251                      --
                                                                   -----------             -----------
                                                                   $ 6,396,481             $ 7,750,737
                                                                    ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                         $   268,661             $   679,514
     Current Portion of long-term debt                                   6,225                   6,225
     Advances from parent                                            1,914,867                 455,175
                                                                   -----------             -----------
         Total current liabilities                                   2,189,753               1,140,914

Long-term debt, less current portion                                   159,316                 157,686

Stockholders' Equity
     Common stock, $.01 par value. Authorized  20,000,000
        shares; issued and outstanding 7,116,059 shares                 71,160                  71,160
     Additional paid-in capital                                      7,441,447               7,441,447
     Retained deficit                                               (3,760,942)             (1,333,939)
     Foreign currency translation adjustment                           295,747                 273,469
                                                                   -----------             -----------
        Total stockholders' equity                                   4,047,412               6,452,137
                                                                   -----------             -----------
                                                                   $ 6,396,481             $ 7,750,737
                                                                   ===========             ===========


            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine Months Ended
                                                                          March 31,
                                                             ---------------------------------
                                                                1998                  1997
                                                             -----------           -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
Net loss                                                     $(2,427,002)            $(469,817)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation expense                                        260,325                 2,832
Increase (decrease) relating to operating
   activities from:
     Prepaid royalty                                             833,333                   --
     Other current assets                                        (88,117)             (243,663)
     Other assets                                                (31,251)               (3,596)
     Accounts payable and accrued expenses                      (410,853)              116,766
                                                             -----------           -----------
        Net cash used in operating activities                 (1,863,565)             (597,478)
                                                             -----------           -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES
Purchase of property plant and equipment, net                   (772,781)           (2,371,465)
                                                             -----------           -----------
        Net cash used in investing activities                   (772,781)           (2,371,465)
                                                             -----------           -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES
Advances from parent                                           1,459,692             1,337,349
Exercise of warrants                                                  --             1,203,375
Proceeds from loan                                                    --               164,000
                                                             -----------           -----------
      Net cash provided by financing activities                1,459,692             2,704,724
                                                             -----------           -----------

Effect of foreign currency translation                            23,907               181,230
                                                             -----------           -----------

        Net decrease in cash                                  (1,152,747)              (82,989)

Cash - Beginning of Period                                     2,144,271             4,985,897
                                                             -----------           -----------

Cash - End of Period                                         $   991,524           $ 4,902,908
                                                             ===========           ===========



            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and nine months ended March 31, 1998 and 1997 include, in the opinion of management of the Company, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three month period and nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Position and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, and related anticipated costs. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment dated April 18, 1997. You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, S-3, 10-K and Annual Reports to the Shareholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological changes. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies, as well as the entry of new competitors into the market could adversely affect the Company's financial position and results of operations.

         The Company's future success depends in part upon its intellectual property, including future patents, trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any future patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents, if any, owned by the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Through a license granted by Viragen, VSL's ultimate parent, VSL secured certain rights to engage in the development, manufacture and distribution of certain proprietary products and technologies that related to the therapeutic application of human leukocyte interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services ("SNBTS"), pursuant to which SNBTS, on behalf of VSL, will assist within the manufacture of VSL's product and, subject to regulatory approval, with the distribution in the EU, in return for certain fees and additional rights. SNBTS' services will be subject to all governmental regulations and procedures pertaining to the manufacture and distribution of the Product. SNBTS has committed to assist in the manufacture of the Product in sufficient scale to accommodate the EU clinical trials and potentially in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS will also cooperate with the Company in studies relevant to the Product and with eventual production, pre-clinical and clinical trials and distribution. Management considers it critical to the Company's operations and to planned clinical trials to have secured a sufficient source of human leukocytes, a critical component in the manufacture of the Product. VSL commenced operations concurrent with the execution of its agreement with SNBTS.

         Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Royalty Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 Initial Royalty Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the agreement, the Initial Royalty Prepayment would have been refunded to VSL.

         In November 1996, the Company executed a five-year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 10,000 sq. ft., contains the Company's European laboratory and production facilities. Monthly rental for the facility is 7,109 UK Pounds or approximately US$11,500 subject to adjustment for common area maintenance charges. The lease provides for four-five year extensions at the option of the Company. Other augmenting productive assets located within the SNBTS facility are available on a fee basis to the Company under the Scottish Agreement.

         Management believes that the working capital currently on-hand, supplemented if and as needed by advances from Viragen, its Parent, is adequate to maintain its research and product development operations for the foreseeable future, including projects associated with process scale-up, the preclinical trial phase of the Product's development and the commencement of clinical trials. Additional funding will be required to complete the clinical trials process and administrative filings necessary to obtain final EU regulatory approvals.

RESULTS OF OPERATIONS

         Income for the nine months and three months ended March 31, 1998 primarily represents interest earned on the investment of proceeds from a series of private placements completed in fiscal 1996. The decline in interest income for the comparable periods of the preceding year reflect the reduction in principal invested between the periods resulting primarily from the payment of a $2 million Initial Royalty Prepayment and Deposit to Viragen in June 1997 pursuant to the License Agreement between VSL and Viragen (see Liquidity and Capital Resources-above), operational loses and expenditures associated with the establishment and equipping of the Company's laboratory and manufacturing facility in Scotland.

         Research and development costs totaled $635,313 and $297,004 for the nine months and quarter months ended March 31, 1998, respectively. These totals reflect sharp increases over the comparable periods of the preceding year and are attributable to the development and scale-up projects associated with the transfer of technology from the Company's parent, Viragen, relating to the Company's OMNIFERON(TM) product. Components of this increase during fiscal 1998 include increases in scientific salaries and support fees of approximately $240,000 and $33,000 for the nine month and three month periods, respectively and increases in laboratory supplies expense of approximately $151,000 and $123,000, respectively between the periods. Research and development costs will continue to increase over preceding periods as the Company continues its process development and scale-up projects prior to the planned commencement of clinical trials of the Product scheduled for the second half of calendar 1998.

         General and administrative expenses increased sharply during the year totaling $723,207 and $276,105 for the nine month and three month periods ending March 31, 1998 when compared to $487,468 and $217,846 for the comparable periods of the preceding year. These increases between the periods reflect the increase in the administrative support functions associated with establishment of the Company's laboratory and manufacturing facility in Scotland and related transfer of technology and process scale-up projects during fiscal 1998. Administrative salaries increased by approximately $33,000 and $1,000 during the nine month and three month periods, respectively. Rent expenses also increased during the same periods by approximately $150,000 and $81,000, respectively. Increases in general and administrative expenses were offset by decreases in accounting fees totally approximately $29,000 and $31,000 during the nine month and three month periods, respectively.

         Royalty expenses of $833,333 represents five months amortization of the $2 million Initial Royalty Prepayment and Deposit paid by the Company to Viragen pursuant to the provisions of the License Agreement between VSL and Viragen. The $2 million was paid in June 1997 and is being amortized over one year ($166,667 per month) commencing in November 1997. The Company will be required to pay a minimum $2 million of royalties annually for the duration of the License Agreement.

         The sharp increase in depreciation expense reflects the acquisition and utilization of laboratory equipment in the Company's Scottish laboratory and manufacturing facility during fiscal 1997 and 1998. Depreciation expense will continue to increase over comparable periods of the preceding year as the Company continues its process development projects related to its Omniferon product.

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


                                          VIRAGEN (EUROPE) LTD.



                                          By: /s/ Dennis W. Healey
                                              ---------------------------------
                                               Dennis W. Healey
                                               Executive Vice President and
                                               Principal Financial Officer



                                          By: /s/ Jose I. Ortega
                                              ---------------------------------
                                               Jose I. Ortega
                                               Controller and
                                               Principal Accounting Officer

Dated:  May 13, 1998