Form 10-K405
period 1998-06-30
VIRAGEN EUROPE LTD
filed 1998-09-30
CIK 785081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-17827
                             ---------------------

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

       Registrant's telephone number, including area code: (954) 233-8377
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 21, 1998 was approximately $19,083,000.

     As of September 21 1998, the Company had outstanding 7,116,059 shares of common stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VIRAGEN (EUROPE) LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1998

                                                                         PAGE
                                                                         ----
                                   PART I

Item 1.    Business....................................................    1
Item 2.    Properties..................................................    8
Item 3.    Legal Proceedings...........................................    8
Item 4.    Submission of Matters to a Vote of Security Holders.........    8

                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................    9
Item 6.    Selected Financial Data.....................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   10
Item 8.    Financial Statements and Supplementary Data.................   14
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures.................................   14

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   15
Item 11.   Executive Compensation......................................   17
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   19
Item 13.   Certain Relationships and Related Transactions..............   20

                                   PART IV

Item 14.   Exhibits and Reports on Form 8-K............................   21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Viragen (Europe) Ltd., a Delaware corporation ("VEL" or the "Company") operating through its wholly-owned subsidiary, Viragen (Scotland) Ltd., ("VSL"), a Scottish private company organized in 1995, is engaged in the manufacture and sale of certain immunological products for commercial application in the European Union ("EU") and other countries outside of the United States. The Company is a 70% owned subsidiary of Viragen, Inc. ("Viragen") (NASDAQ NMS Symbol "VRGN"). Through a license granted by Viragen Technology, Inc. ("VTI"), a wholly-owned subsidiary of Viragen, in July 1995, VSL secured certain exclusive rights applicable to the EU and certain non-exclusive rights throughout the world, but specifically excluding the United States and its territories, to engage in the manufacture and sale of certain immunological products, particularly human leukocyte -- derived interferon, ("Natural Interferon") including Omniferon(TM), Viragen's natural human leukocyte-derived interferon product (the "Product"), for antiviral and therapeutic applications. Natural Interferon is a protein substance that inhibits malignant cell growth without materially interfering with normal cells. Natural Interferon stimulates and modulates the human immune system and, in addition, impedes the growth and propagation of various viruses. Omniferon is the trade name for the Product in injectable form. The Product has not been approved by the EU governmental or regulatory agencies nor by the United States Food and Drug Administration ("FDA"). Such approvals are expected to require several years of clinical trials and substantial additional funding with no assurance such approvals will be obtained. In March 1998, the Company commenced safety and preclinical trials of Omniferon in Europe and intends to commence clinical trials of the Product in the first calendar quarter of 1999. Following the completion of clinical trials, the Company intends to seek regulatory approvals for various uses of Omniferon within the EU. Viragen has assembled an advisory committee consisting of scientists, medical researchers and clinicians to assist Viragen and the Company in successful development, regulatory compliance matters and its applications to the EU regulatory authorities.

BACKGROUND

     Viragen (Europe) Ltd., a Delaware corporation, was organized in November 1985, initially to acquire other companies with active operations sufficient to establish a viable business for the Company. These efforts proved unsuccessful and by 1995 the Company became essentially dormant. In September, 1995, the Company (whose corporate name was then "Sector Associates, Ltd.") entered into an Agreement and Plan of Reorganization to acquire 100% of the outstanding stock of Viragen (Scotland) Ltd., a Scottish private company organized in 1995, in exchange for the distribution to Viragen, Inc., owner of 100% of the shares of VSL, of newly issued shares of Convertible Preferred Stock of the Company. The shares issued represented approximately 94% of the then issued and outstanding capital stock interest of the Company. As the previous owners of VSL received voting control of the Company in this transaction, the stock exchange represented a reverse acquisition.

     Effective May 2, 1996 the Company's name was changed from Sector Associates, Ltd. to Viragen (Europe) Ltd., the par value of the Common Stock was reduced from $.10 per share to $.01 per share and the Common Stock was reverse split one for fourteen (1:14).

OPERATIONS

     VSL was organized by Viragen to manufacture and distribute Omniferon and related products in the EU and other countries outside the United States. Viragen has transferred patented and related proprietary rights associated with the production of its natural human leukocyte-derived interferon and related technology to VSL for this purpose. The Scottish Government's National Blood Transfusion Service ("SNBTS") has contracted (the "Scottish Agreement") to provide source leukocytes, a critical material, personnel and certain access to capital equipment in sufficient scale to accommodate the EU clinical trials, and subject to the successful completion of clinical trials, commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities.

     During fiscal 1998, the Company was notified that due to concerns over the possible presence of New Variant Creutzfeld-Jacob disease ("nvCJD"), also known as Mad Cow disease, in the United Kingdom ("UK") blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the Scottish Agreement, would not be approved for use in the Company's planned clinical trials or potential commercial production until the UK and/or EU authorities are satisfied that the risk of nvCJD contamination had been minimized. The Company intends to utilize leukocytes produced in Germany under Viragen's German Red Cross contractual arrangements, as well as other approved sources to continue with its planned clinical trials and possibly the commencement of commercial scale production, if needed.

     Capital investments made through a series of private placements completed in 1996, provided the Company with the capital necessary (i) for the construction of its manufacturing facilities in Scotland; (ii) for the purchase of laboratory equipment at the Company's Scottish facilities; and (iii) to provide working capital. In February 1998, the Company commenced safety and preclinical trials of the Product, however, the Company will require additional financing to complete the clinical trials necessary in obtaining EU approvals for distribution of the Product. Clinical testing toward EU approval is an expensive process which is expected to take several years to accomplish with no assurance that such approvals will be obtained.

LICENSING AGREEMENTS

     Through a license granted on July 12, 1995, by VTI, VSL secured certain exclusive rights applicable to the EU countries and non-exclusive rights throughout the world (excluding the United States and its territories) to engage in the manufacture and distribution of certain proprietary products and technologies relating to the therapeutic application of human leukocyte-derived interferon. The initial term of the license is for 15 years, which is automatically renewed for two successive 15 year periods.

     On July 20, 1995, VSL entered into a License and Manufacturing Agreement (the "Scottish Agreement") with the Common Services Agency of Scotland ("the Agency"), an agency acting on behalf of the SNBTS. The Agency has agreed to participate in the manufacture and supply of VSL's natural human interferon product, Omniferon for exclusive distribution within the EU and non-exclusively worldwide (excluding the United States and its territories) in return for certain fees and preferential access to the Product for Scottish and UK patients at a preferential price. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocytes, a critical component in the manufacture of the Product. VSL was a newly formed corporation which commenced operation concurrent with the execution of its agreement with SNBTS.

     The term of the Scottish Agreement is for a five-year period with two additional five-year extension terms exercisable at the option of VSL. The Scottish Agreement also contains provisions protecting the proprietary rights of VSL and Viragen and the preclusion of certain competitive activities by SNBTS.

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

CLINICAL TRIALS

     The Company commenced safety and preclinical studies of the Product in March 1998, however in order to commence clinical trials, the EU regulatory authorities must approve the Scottish manufacturing facility, method and techniques of manufacture, as delineated in Standard Operating Procedures ("SOPs") and the parameters of the clinical trials. Viragen, on behalf of the Company and VSL, has engaged recognized consultants familiar with the EU regulatory approval process. SNBTS will provide its best efforts, working in conjunction with the Company, to obtain a UK current Good Manufacturing Practices ("cGMP") manufacturing license and subsequent Product approval. At such time as a manufacturing license is obtained for the Product, Viragen may then seek U.S. FDA manufacturing approval of the Scottish manufacturing facility. There can be no assurance that the EU regulators will approve the manufacturing facility or permit clinical testing and distribution of the Product within the EU, or that the FDA will license or approve the Scottish manufacturing facility or the Product for clinical trials and subsequent distribution in the United States.

THE PRODUCT

     Since its incorporation, Viragen has focused its efforts on the research and potential commercial application of human leukocyte-derived multi-species interferon-alpha. Natural interferon is one of the body's natural defensive responses to foreign substances such as viruses, and is so named because it "interferes" with viral growth. Interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies have indicated that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two basic types of interferon-alpha, differentiated primarily by their method of manufacture and resultant composition. The first, as produced by the Company, is natural, human leukocyte-derived multi-species alpha interferon ("Natural Interferon") produced by stimulated human white blood cells. The human white blood cells are cultivated and stimulated by the introduction of a harmless agent that induces the cells to produce Natural Interferon which contains multiple subtypes. The Natural Interferon is then extracted and purified to produce a highly concentrated product for clinical use. The second, recombinant alpha interferon, is a genetically-engineered synthetic interferon produced by recombinant DNA techniques ("Synthetic Interferon") which usually contains a single subtype.

     Clinical studies suggest that there may be significant therapeutic differences between the use of Natural Interferon and Synthetic Interferon. Viragen has been advised that studies have found that treatment with Synthetic Interferon in certain cases may cause an immunological response (the production by the human immune system of neutralizing and/or binding antibodies) that reduces the effectiveness of the treatment or which may cause adverse side effects. The Company believes that the production of neutralizing and/or binding antibodies will be virtually non-existent in patients treated with Natural Interferon. Furthermore, primarily due to other differences including dosage requirements (less of the natural product may be required to treat the subject diseases), the side effects of treatment with Natural Interferon, in certain instances, may be less severe.

THE INTERFERON INDUSTRY

     Prior to 1985, Natural Interferon was the only type of interferon commercially available. Research institutions and other biomedical companies similar to the Company were working to solve the manufacturing problems associated with commercial scale production of Natural Interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed Synthetic Interferon using DNA technology, and subsequently, received FDA approval to produce and market their recombinant alpha interferon products for the treatment of hairy cell leukemia, hepatitis B & C and Kaposi's Sarcoma ("KS"), an AIDS related skin cancer.

     After the emergence of recombinant alpha interferon, the medical community's interest in Natural Interferon diminished, due primarily to its limited availability and its higher cost of production, and most clinical studies thereafter were based on a synthetic product.

     Hoffman-La Roche, Inc., Schering Plough Corporation, Glaxo-Wellcome, Biogen, Inc., Chiron Corp., Barlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for a number of indications including certain cancers, viral infections, multiple sclerosis ("MS"), HIV/AIDS, KS and hepatitis B and C.

     In addition to the manufacturers of synthetic interferons, Interferon Sciences, Inc., a domestic manufacturer of Natural Interferon, received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts. They continue to conduct FDA sanctioned clinical trials for additional indications.

APPLICATIONS OF INTERFERON

  Hepatitis C

     The hepatitis C virus (HCV) is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as "non-A, non-B hepatitis", affects an estimated 4 million Americans with approximately 30,000 new cases diagnosed each year and is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently the leading cause of liver transplantation in the United States. Based on reviews of published literature and evaluation by the Company's scientific staff and advisors, the Company believes that its Omniferon product may prove efficacious in the treatment of this indication.

  Hepatitis B

     Approximately 45% of the world population live in areas with a high prevalence of Hepatitis B ("HBV") infection where the lifetime risk of infection can exceed 60%. Most infections in these areas are acquired at birth or during early childhood where the risk of developing chronic infection is highest. In the United States, which is not in a high prevalence area, approximately 300,000 cases of acute HBV are diagnosed annually with 2% to 10% of these patients developing chronic infections, putting the patients at risk of progressive liver disease possibly leading to cirrhosis and/or hepatocellar carcinoma.

     Synthetic Interferon alpha is the only FDA approved drug for HBV and has been found to be an efficacious treatment in some cases. The Company believes that Omniferon may also prove effective in the treatment of HBV.

  Multiple Sclerosis

     In 1988, following State of Florida regulatory approval for use of the Viragen's product by HRS for the treatment of multiple sclerosis, Viragen entered into a research agreement with the University of Miami School of Medicine, Department of Neurology Multiple Sclerosis Center. Pursuant to the 499 Program this study was a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon(TM), Viragen's first generation of natural human-leukocyte derived interferon product. The study was conducted on a double-blind basis with certain patients receiving different dosage levels of Alpha Leukoferon and certain patients receiving a placebo. The study terminated in mid-1992. Published information on these trials indicated that, in many cases, the Company's interferon product provided favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic progressive MS. The Principal Investigator for this study authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of Viragen's Alpha Leukoferon product in the treatment of various types of multiple sclerosis. The abstract was published in the Annuals of Neurology, the official journal of the American Neurological Association in 1994. An additional article was published by the investigators and the Company appearing in the Journal of International Medical Research in 1996.

  Chronic Myelogenous Leukemia

     Chronic Myelogenous Leukemia ("CML") is one of a group of diseases called myeloproliferative disorders and is usually recognized by a distinctive cytogenetic abnormality, the Philadelphia Chromosome. The current treatment for CML is high dose chemotherapy with bone marrow transplantation. Interferon Therapy has emerged as a possible effective initial treatment in this disease affecting both the presence of Leukemia cells as well as the number of bone marrow cells having the Philadelphia Chromosome

  HIV/AIDS

     In July 1990, Viragen received approval from the Florida HRS for an HIV/AIDS treatment protocol using Alpha Leukoferon in injectable form. In September 1993, Viragen initiated distribution on a limited basis of its product under this protocol. However, in December 1994, HRS informed Viragen that no new patients may be enrolled under the 499 Program, including those patients with HIV/AIDS, ARC and Kaposi's Sarcoma, until Viragen has satisfied HRS regarding compliance with FDA promulgated current Good Manufacturing Practice ("GMP") requirements. In July 1995, Viragen discontinued enrollment of new patients in its 499 Program and in August 1995, reached a settlement agreement with the Florida HRS which provided for the elimination of the enrollment of new patients in its 499 Program, (with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes), the continued participation by previously enrolled patients in the 499 Program and the resolution of other issues.

     In March 1996, Viragen in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from HRS under Florida's Investigational Drug Program to conduct an investigational study in Florida of Viragen's natural human alpha interferon product, Alpha Leukoferon, for the treatment of HIV/AIDS in hemophiliacs. Viragen entered into an agreement with Quantum Health Resources, Inc., ("Quantum") which provided to Viragen $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study commenced in March 1996, pursuant to which 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. As of yet, Viragen has not received the final results of the study which includes the patient's follow-up period.

MANUFACTURE OF INTERFERON

     Human source leukocytes ("white blood cells") and a stimulating agent, raw materials which are readily available to the Company, are needed to produce human leukocyte-derived interferon. A stimulating agent, harmless to humans, is introduced into the white blood cell which induces the cell to produce alpha interferon. The interferon is then separated from other proteins, extracted and purified.

     The Company's Omniferon product is currently being manufactured in its Scottish facility for use in ongoing animal safety and preclinical studies in the EU which commenced in March 1998, and for human clinical testing anticipated to commence in the first quarter of calendar 1999. Viragen's first generation of Natural Interferon was manufactured and distributed in Florida under the 499 Program under the name Alpha Leukoferon(TM). Production of Alpha Leukoferon was discontinued in January 1995.

     Production methods developed by Viragen and licensed to the Company, as well as enhanced methods currently under development (see "Research and Development", below) could serve to reduce the Company's cost of production and, as a result, the eventual market price of the Product. While production of the natural Product is still believed to be more costly on a per unit basis than Recombinant Interferon, the Company believes that the production efficiencies of its technology currently under development and the possible lower dosage requirements for the Natural Interferon will make the Product's market price competitive to that of the Synthetic Interferons. However, there can be no assurances that such new manufacturing technology will enable the Company to achieve the level of manufacturing proficiency and Product improvement anticipated by management.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and EU regulatory approvals, if obtained, of a new biopharmaceutical product takes several years and requires substantial funding. The Company is currently engaged in animal safety and preclinical studies of Omniferon and anticipates the commencement of clinical trials during the first calendar quarter of 1999. The Company's present focus is the continued research and development of Omniferon for the treatment of hepatitis B and C, Multiple Sclerosis, CML and HIV/AIDS.

     Following the receipt of additional funding from the Company's Private Placements completed in March 1996, the Company's research efforts increased together with associated costs. Such increases can be expected to continue as the Company continues its product development and production scale-up efforts. Research and development costs, excluding the $2,000,000 licensing fee paid and expensed in 1998, totaled $1,355,592, $314,326 and $56,424 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

INTELLECTUAL PROPERTY

     Viragen has recently made substantial advances in its technology but has not, as yet, applied for patent protection for its new technology, and is currently relying on protection through trade secret laws and confidentiality agreements, until such time when it does file for patent protection. In July 1995, all of the patented and proprietary technology relating to the Product owned by Viragen was subsequently transferred to its wholly-owned subsidiary, VTI, and ultimately licensed to the Company.

     United States patents have been issued to others with respect to genetically engineered and human leukocyte-derived interferon purified to a certain degree. While the Company believes its licensed technology does not infringe on existing patents, subject to the extent of such existing patent claims, Viragen may have to negotiate license agreements with such patent holders to use such processes and products in the Company's human leukocyte-derived interferon program. As a result, the Company may be required to become a party to these license agreements which could have an adverse effect on the Company's profitability if it is required to pay additional cash compensation or royalties.

     The validity and enforceability of a patent can be challenged by litigation after its issuances and if the outcome of such litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. In addition, the degree of protection afforded by foreign patents may be different than in the United States. There can be no assurance that patents now held or any obtained in the future will be of substantial protection or commercial benefit to the Company. Moreover, because of the progress in related technology, many of the patents now owned by VTI may be commercially obsolete.

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

REGULATION

     The Company commenced preclinical studies of its Omniferon in the EU in March 1998 and anticipates the commencement of clinical trials in the first calendar quarter of 1999. The EU regulations specifically provide for the possibility of more abbreviated preclinical studies for naturally occurring substances such as the Product than for genetically engineered products. Accordingly, while there can be no assurance, the Company believes it may receive a more expeditious review of the various EU processes and clinical trials prerequisite to market approval.

     The Company's activities and the Product and processes resulting from such activities are subject to substantial government regulation in Scotland, the UK and within EU member nations. Obtaining regulatory approval for commercialization of any new pharmaceutical product takes significant time and capital, involving extensive testing procedures and lengthy clinical trials. The preclinical and clinical trial process initially includes extensive annual testing to demonstrate product safety and dosage information. Subsequent human tests are then undertaken to show the same and document findings such as effectiveness, toxicity, and side effects. Biostatistical analysis of data is then gathered in such studies, followed by the submission of all information and data to the regulatory authorities.

     In order to secure physical resources, expertise, and a continuing leukocyte supply for clinical trials and, subject to regulatory approval, the commercialization of the Product, on July 20, 1995, VSL entered into the Scottish Agreement with the Common Services Agency in Scotland and the SNBTS. The SNBTS operates a blood fractionation facility near Edinburgh, Scotland, located in close proximity to the Company's production facility. SNBTS has the physical and technical resources to assist in the implementation of the Company's proprietary technology in the manufacture of Omniferon. The Scottish Agreement was considered critical for the Company to successfully conduct EU clinical trials, as well as to provide for expected commercial manufacturing upon regulatory approval.

     During fiscal 1998, the Company received notification that due to concerns over the possible presence of New Varient Creutzfelt-Jacob disease ("nvCJD"), also known as Mad Cow Disease, in the UK blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the Scottish Agreement, would not be approved for use in the Company's planned clinical trials or potential commercial production until the European regulatory authorities are satisfied that the risk of nvCJD contamination of any product using these leukocytes had been minimized through enhanced testing. The Company intends to utilize leukocytes produced in Germany under Viragen's German contractual arrangements as well as other approved sources to continue with its planned clinical trials and possibly the commencement of commercial scale production if needed.

     Prior to commencement of clinical trials, the Company's Scottish manufacturing plant and manufacturing SOPs must be licensed by the EU regulatory authorities to conduct such trials. The Company has engaged recognized consulting firms familiar with the EU regulatory process to assist in submissions prerequisite to EU regulatory approvals. In addition, the SNBTS has a full time regulatory department that has obtained approval in the EU of numerous EU blood-derived products. SNBTS will provide its best efforts, working in conjunction with the Company, to obtain a manufacturing license and subsequent Product approvals at the conclusion of the EU clinical studies. At such time as a manufacturing license has been obtained for the Product, Viragen intends to seek U.S. FDA approval of the Product for clinical trials in the United States. There can be no assurance that the EU regulatory authorities will approve the manufacturing facility or permit clinical testing and distribution of Omniferon in the EU, or that the FDA will license or approve the Scottish manufacturing facility or the Product for clinical trials and subsequent distribution in the United States.

     Pursuant to the License and Manufacturing Agreement, the Company is providing SNBTS with full access to proprietary technology and specialized equipment, providing suitable training as needed to SNBTS personnel and defraying all costs associated with securing permits and regulatory approvals, augmenting the SNBTS's facilities, if necessary, to participate in the manufacture of Omniferon and securing documentation substantiating compliance with EU regulatory requirements. SNBTS will receive compensation for Product manufactured for use in clinical trials in the EU, for Product manufactured for sales prior to obtaining new drug application approval, and for sales following such approval, at varying percentages in relation to costs. Products manufactured and utilized for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services will involve either no payments to the Agency or payments at substantially discounted prices. The Company has further agreed to compensate SNBTS for the provision of process documentation for future production facilities established by the Company.

COMPETITION

     Competition in the immunological and pharmaceutical products industry is intense. Competitors include major pharmaceutical companies, some of which have already marketed genetically engineered alpha and beta interferon products for various diseases and many of which have or plan to expand further into modern biotechnology. Several large Companies including Hoffman-La Roche, Inc., Schering- Plough Corporation, Glaxo-Wellcome, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for the treatment of certain cancers, viral infections, MS, HIV/AIDS and hepatitis. Competition is expected to increase in the future based upon the perceived potential commercial applications for such products. Many of the Company's competitors have existing programs, more experience in research, development and clinical testing of pharmaceutical products, and substantially greater financial, marketing and human resources than the Company. The Company is not presently a competitive factor in revenue participation in the biopharmaceutical industry.

EMPLOYEES

     As of September 21, 1998, the Company had eight full-time employees, including Dr. D. Magnus Nicolson, the Managing Director of VSL and Chief Operating Officer of the Company, an administrative assistant, and six laboratory personnel. Through the provisions of the Scottish Agreement, the Company utilizes additional personnel within its own production facility in Scotland, departments within SNBTS and external consultants as needed. In addition, the Company has employment agreements with Mr. Gerald Smith, who serves as the Company's President and Chairman and Mr. Dennis W. Healey, who serves as the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Dr. Jay Sawardeker serves as Chief Executive Officer of the Company.

ITEM 2.  PROPERTIES

     Viragen, Inc., the majority stockholder of the Company, currently owns a mortgage free 14,000 square foot building in Hialeah, Florida, which serves as Viragen's chief laboratory and research facility in the United States. Viragen and the Company also maintain administrative offices in a 15,000 square foot facility, located at 865 S.W. 78th Avenue, Suite 100, Plantation, FL 33324.

     In November 1996, the Company executed a five year lease with Lothian and Edinburgh Enterprise Limited ("LEEL") for a newly constructed laboratory and manufacturing facility located in the Pentlands Science Park in the Edinburgh area of Scotland. The facility consists of approximately 12,000 square feet with an annual base lease rate of 71,700 UK pounds ($120,000 per year) plus common area and maintenance charges. The lease further provides for up to four five year extensions at the option of the Company. As part of the lease agreement, LEEL provided the Company with a 8.68% per annum, working capital loan in the amount of 100,000 UK Pounds (approximately $166,000), payable over a 20 year term with quarterly payments due through maturity, August 2017.

     The Company considers all of its properties as suitable and adequate to carry on the Company's business. The Company further believes that it maintains sufficient insurance coverage on the Company's real and personal property.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1997, the Company, in the name of Sector Associates, Ltd ("Sector") was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee for Florida West Airlines, Inc. the suit alleged that during the period from December 1993 to May 1994, prior to the Company's reverse acquisition of Sector, Sector received preferential transfers of approximately $2.1 million. The Company denied that such transfers were preferential and vigorously defended the claims. This litigation was settled for $25,000 in July 1998, which the Company believed represented less than the anticipated costs of further litigation.

     An action is pending in the Circuit Court for Broward County, Florida against the Company (then named Sector Associates, Ltd.) alleging that Sector Associates, Ltd., prior to the reverse acquisition by Viragen and VSL, mishandled payment of amounts due to Roy Woods, a secured creditor (ROY WOODS AS TRUSTEE V. SECTOR ASSOCIATES, LTD.). The Company has denied the claim and has filed a counterclaim. In addition, a former stockholder of Sector Associates, Ltd., is obligated and has agreed to indemnify the Company in this matter and has assumed responsibility for defense of this lawsuit. Based on the nature of the damages alleged, as well as the indemnification received from the stockholder defending the lawsuit, management does not believe that the litigation will result in a material liability to the Company.

     The Company knows of no other material litigation or claims pending, threatened or contemplated to which the Company is or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is currently traded on the NASDAQ SmallCap Market under the symbol "VERP." Between April 5, 1996 and December 4, 1996, the Company's stock traded on the OTC Bulletin Board under the symbol "VERP." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated.

                                                              HIGH      LOW
1997-1998                                                     ----      ---
PERIOD
First Quarter ended 09/30/97................................    6  1/4   4
Second Quarter ended 12/31/97...............................    7  3/8   1   7/8
Third Quarter ended 03/31/98................................    5 5/32   1 15/16
Fourth Quarter ended 06/30/98...............................    4        3

1996-1997
PERIOD
First Quarter ended 09/30/96................................   25  1/2   14
Second Quarter ended 12/31/96...............................   19        13  1/2
Third Quarter ended 03/31/97................................   17  1/2   12  1/4
Fourth Quarter ended 06/30/97...............................   13        4  3/8

---------------

The above quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

     As of September 21, 1998, the approximate number of record holders of the Company's Common Stock was 110 with an estimated total number of stockholders of 1,200. At that date the closing price of the Common Stock was $2.81 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                     YEAR ENDED JUNE 30,
                                                            -------------------------------------
                                                               1998          1997         1996
                                                            -----------   ----------   ----------
Interest and other income.................................  $    37,474   $  233,552   $   73,945
Net loss..................................................   (4,642,126)    (859,214)    (475,351)
Net loss per average common share outstanding.............         (.65)        (.12)        (.13)
Weighted average shares outstanding and equivalents.......    7,116,059    7,048,967    3,685,705

                        CONSOLIDATED BALANCE SHEET DATA

                                                                     YEAR ENDED JUNE 30,
                                                             ------------------------------------
                                                                1998         1997         1996
                                                             ----------   ----------   ----------
Working capital............................................  $  213,246   $3,197,265   $5,795,786
Total assets...............................................   5,053,272    7,750,737    5,953,949
Long-term debt.............................................     160,043      157,686           --
Stockholders' equity.......................................   1,823,623    6,452,137    5,829,565

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected Product clinical trial commencement dates, Product introductions, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

     Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2 declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment on Form S-3 dated April 15, 1997. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES

     On December 8, 1995, the Company (then named Sector Associates, Ltd.) acquired 100% of the stock of Viragen (Scotland) Ltd. ("VSL") for 2,000,000 shares of Series B Convertible Preferred Stock of the Company which, upon conversion, represented 5,600,000 shares of Common Stock or approximately 94% of the then issued and outstanding capital stock interest of the Company. As the stockholders of VSL gained voting control of the Company in this transaction, they became the acquiring entity and accounting survivor. Accordingly, the acquisition was accounted for as a reverse acquisition whereby the historical financial statements reflect those of the accounting acquirer, VSL, not the financial statements of the legal acquirer, Sector. The historical financial statements for all periods presented up to December 8, 1995 included herein are therefore those of the predecessor, or VSL, the accounting survivor of the reverse acquisition. Moreover, since at the time of the acquisition the legal acquirer, the Company, was a shell corporation with no operations, stockholders' equity of the combined entity was recapitalized to reflect the capital structure of the surviving legal entity and the accumulated deficit of VSL. VSL was organized in April 1995 by Viragen, Inc. as a Scottish private company to manufacture and distribute Viragen's Product in the EU and other countries outside the United States.

     Through a license granted by Viragen, VSL's ultimate parent, VSL secured certain rights to engage in the development, manufacture and distribution of certain proprietary products and technologies that related to the therapeutic application of human leukocyte derived multi-species interferon for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services, ("SNBTS") pursuant to which SNBTS, on behalf of VSL, would assist in the manufacture of VSL's Product and upon regulatory approval, with the distribution of the Product in the EU in return for certain fees and additional rights.

     SNBTS has committed to assist in the manufacture of the Product in sufficient scale to accommodate the EU clinical trials and may simultaneously or subsequently engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS will also cooperate with the Company in studies relevant to the Product and with eventual production, clinical trials and distribution. Management considers it critical to the Company's operations and to planned clinical trials to have secured a sufficient source of human leukocytes, a critical component in the manufacture of the Product. VSL was a newly formed company which commenced operations concurrent with the execution of its agreement with SNBTS.

     During fiscal 1998, the Company received notification that due to concerns over the possible presence of New Varient Creutzfelt-Jacob disease ("nvCJD"), also known as Mad Cow Disease, in the UK blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the Scottish Agreement, would not be approved for use in the Company's planned clinical trials or potential commercial production until the European regulatory authorities are satisfied that the risk of nvCJD contamination of any product using these leukocytes had been minimized. The Company intends to utilize leukocytes produced in Germany under Viragen's German contractual arrangements, as well as other approved sources to continue with its planned clinical trials and possibly the commencement of commercial scale production, if needed.

     Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Royalty Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 Initial Royalty Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the Agreement, which did not occur, the Initial Royalty Prepayment would have been refunded to VSL.

     The Company initiated a series of Private Placements to accredited investors to raise capital necessary to complete the planned reverse acquisition, raise the funding necessary to complete construction of its Scottish facility and for initial Product testing phases by VSL in Scotland. In December 1995, the Company completed a Private Placement, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per Unit. Each Unit consists of 0.71 shares of Common Stock and 2.5 Common Stock Purchase Warrants having an exercise price of $6.00 per share, representing a total of 240,000 Shares and 840,000 Warrants. In March 1996, the Company completed two additional Private Placements, issuing a total of 768,000 shares of Common Stock and 216,500 Warrants having an exercise price of $12.00 per share. These offerings yielded net cash proceeds of $5,102,000. The completion of the Private Placements provided the Company with the initial capital necessary (i) for the construction of manufacturing facilities in Scotland,

(ii) for the purchase of equipment at the Company's Scottish facilities, (iii) to provide $2,000,000 minimum royalty to the Company's affiliate, VTI, (iv) to increase the number of employees of the Company and (v) for general working capital purposes.

     The Company commenced safety and preclinical trials of the Product in March 1998, however, the Company will require significant additional financing to complete clinical trials for the purpose of obtaining EU distribution approval for the Product. The entire process of research, development and EU regulatory approvals if obtained, of a new biopharmaceutical product takes several years and requires substantial funding. The Company's present focus is the continued development of the Company's Product for the treatment of hepatitis B and C, Multiple Sclerosis, HIV/AIDS and Herpes.

     In November 1996, the Company executed a five year lease agreement, subsequently amended to include additional space, in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 12,000 sq. ft., contains the Company's European laboratory and production facilities. Monthly rental for the facility is 5,974 British Pounds or approximately US$9,975, subject to adjustment for common area maintenance charges. The lease provides for four five-year extensions at the option of the Company. Other augmenting productive assets located within the SNBTS facility are available to the Company under the Scottish Agreement.

     During fiscal years 1998 and 1997, the Company expended $914,000 and $3,400,000, respectively, in property, plant and equipment primarily related to the continued development of its Scottish manufacturing facility. The Company had also incurred commitments for additional equipment purchases of approximately $195,000 at June 30, 1998.

     The Company anticipates additional future losses at it enters into safety and preclinical and clinical trials. Accordingly, Viragen has agreed to provide the Company the working capital necessary to fund operations through June 30, 1999. Advances from parent at June 30, 1998 and 1997 represent cash advanced by Viragen. The amount is non-interest bearing. At June 30, 1998, Viragen has agreed to defer repayment of the intercompany advances through June 30, 1999. Viragen has also agreed to defer the $166,667 minimum monthly payments due under the Licensing Agreement that begin November 1, 1998 until the Company is able to fund this obligation. Accordingly, management believes that its working capital currently on-hand and the additional capital to be provided by Viragen is adequate to maintain its Product development operations. Significant additional funding will be required to complete the clinical trials and administrative filings necessary to apply for final EU regulatory approvals.

RESULTS OF OPERATIONS

  1998 Compared to 1997

     Revenue for the fiscal year ended June 30, 1998 of $37,474, represents interest earned on the investment of proceeds from a series of private placements completed in fiscal 1996. The decline in interest income from $233,552 from the preceding year reflects the reduction in principal invested between the periods resulting primarily from the payment of a $2 million Initial Royalty Prepayment and Deposit to Viragen in June 1997 pursuant to the License Agreement between VSL and Viragen (see Liquidity and Capital Resources above), operational losses of $4,642,126 and expenditures associated with the continued equipping of the Company's laboratory and manufacturing facility in Scotland.

     Research and development costs totaled $1,355,592 for the year, an increase of $1,041,266 over the previous year. This sharp increase is attributable to significantly expanded development and scale-up projects associated with the transfer of technology from the Company's parent, Viragen, relating to the Company's Omniferon product. Components of this increase during fiscal 1998 include increases in scientific salaries and support fees of approximately $270,800, increases in laboratory supplies expense of approximately $342,400 and an increase in research related scientific professional fees paid to SNBTS under the Scottish Agreement of $200,100. Research and development costs will continue to increase over preceding periods as the Company continues its process development refinements and scale-up projects prior to the planned commencement of clinical trials of the Product scheduled for the first quarter of calendar 1999.

     Licensing expense of $2,000,000 represents the $2 million Initial Licensing payment and Deposit paid by the Company to Viragen pursuant to the provisions of the License Agreement between VSL and Viragen. The $2 million was paid in June 1997. The Company will be required to incur a minimum $2 million of licensing expenses annually for the duration of the License Agreement. Viragen, however, has agreed to defer payment of the minimum monthly licencing fee due commencing November 1, 1998, until such time as the Company is able to fund this payment.

     General and administrative expenses increased sharply during the year totaling $1,066,825 for the year compared to $757,786 for the preceding year. This increase between the periods reflects an increase in the administrative support functions associated with establishment of the Company's laboratory and manufacturing facility in Scotland and related transfer of technology and process scale-up projects during fiscal 1998. Also included in the components of this increase were legal fees which increased by approximately $63,900 between the periods. The increase in legal fees is attributable to the establishment of the Company's German subsidiary, as well as the settlement of litigation previously disclosed. The $25,000 settlement was included in general and administrative expenses. Rent expense also increased by approximately $169,200, due primarily to increased space leased in the Company's Scottish manufacturing facility.

     The increase in interest expense reflects a full years interest on the $166,000, 8.68% per annum working capital loan obtained from the Lothian and Edinburgh Enterprise Limited obtained in November 1997.

     The increase in depreciation expense was due primarily to the acquisition and commencement of utilization of laboratory equipment in the Company's Scottish laboratory and manufacturing facility during fiscal 1997 and 1998. Depreciation expense will continue to increase over comparable periods of the preceding year as the Company continues its process development and scale-up projects related to its Omniferon product.

  1997 Compared to 1996

     Income for fiscal 1997 of $233,552 represents interest earned for an entire year on the investment of Private Placement proceeds (see "Liquidity and Capital Resources" above) completed during fiscal 1996. Interest income for fiscal 1996 of $73,945 represents the return on similar investments for a portion of that year.

     Research and development costs during the year totaled $314,326, an increase of $257,902 over the fiscal 1996 total. This increase reflects a full year of expenditures associated with development projects relating to the transfer of technology from the Company's parent, Viragen, Inc., begun in fiscal 1996, related to the Company's Omniferon product. Components of the increase include $103,800 in scientific professional fees paid to SNBTS, up from $32,500 paid the previous year, increases in laboratory supplies expense and laboratory equipment rentals of $100,700 and $29,600, respectively, and increases in scientific salaries and travel expenditures associated with the transfer of technology.

     General and administrative expenses increased significantly between the periods, totaling $757,786 for fiscal 1997, representing a $266,638 (54%) increases over the previous year. This increase between the periods represents a full year of administrative support functions, begun in fiscal 1996, associated with the establishment and construction of the Company's laboratory and manufacturing facility in Scotland and related technology transfer activities. Components of this increase include higher administrative salaries and related payroll taxes between the periods of $231,400, including a full year's salary for the Company's Managing Director in Scotland, an increase in legal and accounting fees of approximately $20,000 associated with facility construction agreements and related mandated reporting requirements, facility rental expenses with related utilities and services totaling $39,400, and a general increase in all administrative support functions including travel expenses associated with the establishment of the Scottish facility. These increases were offset by a reduction in compensation expense of $243,000 resulting from stock option issuances in fiscal 1996, not recognized during fiscal 1997.

     Interest expense recognized in fiscal 1997 reflects the Company's 100,000 UK pound (US$166,000) working capital loan obtained from Lothian and Edinburgh Enterprises (see Item 2 "Properties").

     The increase in depreciation expense reflects a full year of asset utilization in fiscal 1997 associated with the Company's Scottish operations commenced during the prior year.

YEAR 2000

     The Company recognizes the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business and the operations of third parties upon whom the Company is dependent. The Company relies heavily on computerized laboratory equipment both for its ongoing research and production scale-up projects as well as computer controlled commercial scales manufacturing equipment in place in the Company's Scottish facility. In addition, the Company, through strategic alliance and supply agreements currently in place, is also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of Product produced for planned clinical trials and eventually for commercial scale production.

     The Company will utilize both internal and external resources to isolate and as necessary, reprogram, update or replace hardware or software found to be non Year 2000 compliant. The evaluation phase of the Company's Year 2000 compliance program began in the fourth fiscal quarter of 1998. Due to the limited size of the Company's administrative staff, it is expected that most of this work will be performed by outside contractors retained specifically for this project. The Company expects to complete its internal Year 2000 project by March 1999. The total estimated cost to the Company to complete its internal Year 2000 project is $30,000 to $40,000, including projected hardware replacements indicated. Funding for the evaluation and correction phases will be provided from general working capital.

     The Company has contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to its ongoing operations to discuss and evaluate their own compliance programs.

     The costs and projected completion dates of the Company's Year 2000 compliance program is based on management's best estimates and is dependant in large part upon compliance programs of external third parties or scientific equipment and software vendors over whom the Company has no direct control. Accordingly, the inability of the Company or critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on the Company's operations product development, clinical trial or commercial manufacturing standpoint, negatively affecting its financial condition, results of operations and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                              SERVED AS
                                                                                           OFFICER AND/OR
NAME                                   AGE            POSITION WITH THE COMPANY            DIRECTOR SINCE
----                                   ---            -------------------------            ---------------
Gerald Smith.........................  68    Chairman of the Board                              1995
                                             President                                          1995
                                             Director of Viragen (Scotland) Limited             1995

Robert H. Zeiger.....................  54    Former Executive Officer                           1996
                                             Former Operating Officer                           1996
                                             Director of Viragen (Scotland) Limited             1995

Dr. Jay Sawardeker...................  60    Chief Executive Officer                            1998
                                             Director                                           1997

Dennis W. Healey.....................  50    Executive Vice President                           1996
                                             Treasurer, Secretary and Director                  1996
                                             Director of Viragen (Scotland) Limited             1995
                                             Director                                           1996

Dr. Magnus Nicolson..................  38    Managing Director of Viragen (Scotland)            1996
                                             Limited                                            1997
                                             Director

     The Company's directors are collectively elected at the annual meeting of stockholders and hold office for one year and until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board.

     Set forth below is a biographical description of each director and executive officer of the Company.

     GERALD SMITH, in accordance with the provisions of the reorganization by, between and among the Company, Viragen, Inc., and Viragen (Scotland) Limited, became the President and Chairman of the Board of Directors of the Company on December 8, 1995. Mr. Smith has also served as a Director of Viragen (Scotland) Limited since its inception in April 1995. Since February 5, 1993, Mr. Smith has served as a Director of Viragen, Inc., the majority stockholder of the Company, and on May 12, 1993, Mr. Smith became President of Viragen. In June 1994, Mr. Healey relinquished his position as Chairman of the Board of Directors of Viragen in favor of Mr. Smith. Since 1982, he was a Principal Stockholder, President, Chief Executive Officer and Director of Business Development Corp. ("BDC") of Miami, Florida, which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture of Boca Raton, Florida. In 1988, Mr. Smith was the Founder, President and a Director of Club-Theatre Network, Inc. of Boca Raton, Florida, an audience interactive private video theater. Mr. Smith sold his interest in that company in March 1989. From August 1991 to December 1991, Mr. Smith was the Chief Executive Officer of Electronic Imagery, Inc. located in Pompano, Florida, a company engaged in the development of imaging software. Mr. Smith is also the President, Chief Executive Officer and a Director of Cinescopic Corporation and International Database Service, Inc. located in Palm Beach Gardens, Florida, both computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith has wound down BDC's operations in order to devote substantially all of his time to the Company and Viragen.

     ROBERT H. ZEIGER was appointed a Director, Chief Executive Officer and Chief Operating Officer of the Company in January, 1996, holding these positions until August 6, 1998 when Dr. Jay Sawardeker was appointed to the position of Chief Executive Officer and Dr. D. Magnus Nicolson was appointed to the position of Chief Operating Officer. Mr. Zeiger has also served as a Director of Viragen (Scotland) Limited, a wholly-owned subsidiary of the Company since April, 1995 and a Director of Viragen, Inc., the majority stockholder of the Company, since June, 1995. From 1985 to 1994, Mr. Zeiger was employed by Glaxo, Inc., a pharmaceutical manufacturer serving as Vice President and General Manager of Glaxo Pharmaceuticals

Division (1991 to 1994). He has also served as Vice President and General Manager of the Allen & Hansbury Division, and Vice President and General Manager of the Dermatology Division (1985 to 1988). On July 31, 1998, Mr. Zeiger resigned for health reasons his positions as Chief Executive Officer, Chief Operating Officer and Director of the Company, effective September 30, 1998. He also resigned as Chief Executive Officer of Viragen and will remain on the Viragen Board of Directors as Vice Chairman, Senior Pharmaceutical Advisor to the Board and a member of the Executive Committee of the Board of Directors.

     JAY SAWARDEKER, PH.D., was appointed Chief Executive Officer of the Company in August, 1998. Dr. Sawardeker serves as the Chief Operating Officer of Viragen having joined Viragen in 1996 as Executive Vice President-Technical Affairs. For over 25 years prior to joining Viragen, Dr. Sawardeker had served in various pharmaceutical senior technical management capacities, primarily with the Glaxo Holdings organization. Most recently, he served as Corporate Vice
President -- Worldwide Quality Assurance for Glaxo Holdings. Prior thereto, he served as Corporate Vice President -- Manufacturing and Vice President -- Quality Assurance of Glaxo, Inc. Dr. Sawardeker also previously served as Director of QA for the Whitehall Laboratories division of American Home Products and Group Manager of QA for the Ortho Pharmaceutical division of Johnson & Johnson.

     DENNIS W. HEALEY is a Certified Public Accountant and was appointed the Company's Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company in January, 1996. Mr. Healey has also served as a Director of Viragen (Scotland) Limited since its inception in April 1995. In April 1993, he was appointed Chairman of the Board and Chief Executive Officer of Viragen, Inc., the majority stockholder of the Company, and in June 1994, Mr. Healey relinquished that position to Mr. Smith and in July 1994 relinquished the position of Chief Executive Officer. Upon Gerald Smith becoming President of Viragen on May 12, 1993, Mr. Healey became Executive Vice President and has served as Chief Financial Officer and Treasurer of Viragen since 1980 and its Secretary since 1994. In July 1996, Mr. Healey, resigned his position as Chief Financial Officer and Treasurer of Medicore, Inc., a publicly traded company on the NASDAQ, and as Executive Vice President of its publicly traded Techdyne affiliate. Mr. Healey joined Medicore in 1976 as its Controller. He also resigned his position as Treasurer of Medicore's subsidiaries and as Vice President of Dialysis Corporation of America, a publicly traded subsidiary of Medicore.

     D. MAGNUS NICOLSON, PH.D. was appointed Chief Operating Officer of the Company in August, 1998, was elected a Director of the Company in 1997 and has served as the Managing Director of Viragen (Scotland) Limited, since April 1996. From 1992 to 1995, Dr. Nicolson was employed by Scottish Enterprise, an agency of the Scottish government responsible for generating economic development in Scotland. During his time at Scottish Enterprise, he served as Technology Manager for "Locate in Scotland" (1995), Senior Executive (1993 to 1995), and Contractor, Healthcare Liaison Office of Dunbartonshire Enterprise (1992 to
1993). From 1990 to 1992, Dr. Nicolson conducted various market research projects for a variety of public and private enterprises, as an independent marketing consultant. In 1988, Dr. Nicolson was awarded a Doctorate in Immunology from the University of Strathclyde, in addition to acquiring Masters Degrees in both Immunology and Business in 1985 and 1992, respectively. Dr. Nicolson is a Fellow of the Royal Society of Medicine and a Member of the Royal Society of Chemistry, as well as a Member of the Chartered Institute of Marketing.

     There is no family relationship between any of the officers and directors.

     Inasmuch as the operations of the Company and its parent, Viragen, remain parallel at this time, Viragen's Executive Committee and Audit, Finance and Compensation Committee, operating on behalf of Viragen, provides a comparable function for the Company. Viragen's Executive Committee consists of Messrs. Carl
M. Singer (Chairman), Gerald Smith and Robert H. Zeiger, and the Audit, Finance and Compensation Committee consists of Messrs. Charles J. Simons (Chairman), Sidney Dworkin, and Dennis W. Healey.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation and employment agreements of the Chief Executive Officers of the Company and the four most highly compensated Executive Officers at June 30, 1998.

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL    RESTRICTED                        ALL OTHER
                                                              COMPEN-     STOCK      OPTIONS/    LTIP      COMPEN-
NAME AND PRINCIPAL POSITION          YEAR   SALARY    BONUS   SATION      AWARD      SARS(#)    PAYOUTS    SATION
---------------------------          ----  --------   -----   -------   ----------   --------   -------   ---------
Gerald Smith(1)....................  1998  $ 69,615     --        --         --          --         --         --
  Chairman of Board and              1997     2,923     --        --         --          --         --         --
  President                          1996        --     --        --         --          --         --         --

Robert H. Zeiger(2)................  1998  $  9,616     --        --         --          --         --         --
  Chief Executive Officer            1997        --     --        --         --          --         --         --
  and Director                       1996        --     --        --         --          --         --         --

Jay Sawardeker.....................  1998        --     --        --         --          --         --         --
  Chief Executive Officer            1997        --     --        --         --          --         --         --
  and Director                       1996        --     --        --         --          --         --         --

Dennis W. Healey(3)................  1998  $ 53,654     --        --         --          --         --         --
  Exec. Vice Pres., Chief Fin.       1997
    Officer                                  64,982     --        --         --          --         --         --
  Secretary, Treasurer and Director  1996        --     --        --         --          --         --         --

D. Magnus Nicolson(4)..............  1998  $100,054     --        --         --          --         --         --
  Chief Executive Officer            1997    83,080     --        --         --          --         --         --
  and Director                       1996    18,562     --        --         --          --         --         --

---------------

(1) Mr. Smith became the Chairman of the Board, Chief Executive Officer, President and a Director of the Company on December 8, 1995, pursuant to the Company's Agreement and Plan of Reorganization by, between and among the Company, Viragen, Inc., and Viragen (Scotland) Limited. Mr. Smith entered into a two-year employment agreement with the Company on March 1, 1997, provided for an annual salary of $10,000 and $20,000 for the first and second years, respectively. This agreement was amended on July 3, 1997, providing for an annual salary of $72,000 for the year ended June 30, 1998 and $82,000 for the period from July 1, 1998 through February 28, 1999.
(2) Mr. Zeiger was appointed a Director and Chief Executive Officer which position was relinquished by Mr. Smith , Chairman of the Board of Directors and President. On July 31, 1998, Mr. Zeiger resigned for health reasons his position as Chief Executive Officer and a Director of the Company, effective September 30, 1998.
(3) Mr. Healey serves as Executive Vice President, Chief Financial Officer, Secretary and a Director of the Company. On July 30, 1996 the Company entered into a two-year employment agreement with Mr. Healey providing for a salary of $14,200 for the two month period ending September 30, 1996 and $85,000 for the period October 1, 1996 to September 30, 1997. On March 1, 1997, Mr. Healey entered into a revised employment agreement to run concurrent with Mr. Smith's, superceding all previous agreements. This agreement as amended on July 3, 1997 provided for a salary of $31,700 for the four month period ending June 30, 1997, $52,000 per annum for the year ended June 30, 1998 and $57,000 per annum for the eight month period ending February 28, 1998.
(4) Dr. D. Magnus Nicolson serves as the Managing Director of Viragen (Scotland) Ltd., a Director and on August 6, 1998, was appointed Chief Operating Officer of the Company. On April 6, 1996 Dr. Nicolson entered into a two-year employment agreement, providing for a salary of $74,250 during the first six month period of the agreement and further providing for an increase of $8,250 for each of the three subsequent six month periods thereafter and options to acquire 50,000 shares of Common Stock of the Company at $7.00 per share. On September 4, 1997, Dr. Nicolson's employment agreement was amended and extended through March 31, 2000, providing for an annual salary of $107,000 and $115,000 for the first and second years, respectively, options to acquire 75,000 shares of Common Stock of the Company exercisable at $5.72 per share and reimbursement of automobile and related expenses during the term of the agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended June 30, 1998 to each person named in the Summary Compensation Table.

                                                   NUMBER OF      % OF TOTAL
                                                   SECURITIES    OPTIONS/SARS
                                                   UNDERLYING     GRANTED TO    EXERCISE OR
                                                  OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                                              GRANTED (#)    FISCAL YEAR    ($/SHARES)       DATE
----                                              ------------   ------------   -----------   ----------
Gerald Smith....................................         --           --              --             --
Robert H. Zeiger................................         --           --              --             --
Jay Sawardeker..................................         --           --              --             --
Dennis W. Healey................................         --           --              --             --
D. Magnus Nicolson..............................     75,000          100           $5.72       09-03-02

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended June 30, 1998 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1998 fiscal year.

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1998 FISCAL YEAR END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED IN THE
                                          VALUE REALIZED                                   MONEY OPTION AT FY-END
                                           MARKET PRICE       NUMBER OF UNEXERCISED           (BASED ON FY-END
                              SHARES       AT EXERCISE          OPTIONS AT FY-END             PRICE OF $/SHARE)
                             ACQUIRED       LESS PRICE     ---------------------------   ---------------------------
NAME                        ON EXERCISE    EXERCISABLE     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------------   -----------   -------------   -----------   -------------
Gerald Smith..............        --              --              --            --              --             --
Robert H. Zeiger..........        --              --              --            --              --             --
Jay Sawardeker............        --              --              --            --              --             --
Dennis W. Healey..........        --              --              --            --              --             --
D. Magnus Nicolson........        --              --          50,000        75,000         $     0        $     0

ADDITIONAL STOCK OPTIONS

     On September 4, 1997, Dr. D. Magnus Nicolson, Chief Operating Officer, a Director of the Company and Managing Director of VSL, amended and extended his employment agreement ("Amended Employment Agreement") through March 31, 2000. Provisions of Amended Employment Agreement included the grant of 75,000 options to purchase Common Stock of the Company, exercisable at $5.72 per share for a period of five years from the grant date. The options granted are exercisable:
(i) 37,500 options upon the earlier of the first anniversary of the option grant or upon the Company filing a Clinical Trial exemption ("CTX") for the Company's Product in the EU or UK and (ii) 37,500 options upon the earlier of the second anniversary of the option grant or upon acceptance of the CTX by EU or UK regulatory authorities and at least six months had elapsed since the filing of the CTX.

     In November 1995, VSL, a wholly-owned subsidiary of the Company, issued an aggregate of 7.144 shares of VSL common stock at $56.00 per share to individuals now serving as officers and directors of the Company and to an employee of Viragen, all of whom were expected to contribute to the operations of VSL. In connection with the Agreement and Plan of Reorganization, these shares were exchangeable into options to purchase 400,000 shares of the Company at $.001 per share. Of these options, 100,000 were granted each to (i) Mr. Gerald Smith, the current President and Chairman of the Board of Directors of the Company, (ii) Mr. Robert H. Zeiger, a former Chief Executive Officer, Chief Operating Officer, and Director of the Company, (iii) Dennis W. Healey, the Company's Treasurer, Chief Financial Officer, Secretary and a Director of the Company, and (iv) an employee of Viragen, who provided various services to the Company.

All options in VSL were exercised on December 5, 1995. The Company recognized $243,000 in compensation expense as a result of the issuance of these shares. See "Principal Stockholders" and "Certain Relationship and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned at September 21, 1998 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty days. At September 21, 1998, there were 7,116,059 shares of Common Stock of the Company outstanding.

                                                                 AMOUNT
                                                                NATURE OF
                                                               BENEFICIAL     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP(1)     CLASS(2)
------------------------------------                          -------------   ----------
Viragen, Inc.(3)............................................    5,000,000        70.3%
Gerald Smith(4).............................................      100,000         1.4
Jay Sawardeker(5)...........................................           --          --
Dennis W. Healey(6).........................................      100,000         1.4
Dr. Magnus Nicolson(7)......................................      125,000         1.7
Officers and Directors as a Group (4 persons)...............      325,000         4.6

---------------

(1) Based upon information furnished to the Company by the principal security holders or obtained from the stock transfer books of the Company. Other than indicated in the notes, the Company has been informed that such persons have sole voting and dispositive power with respect to their shares. All of the individuals listed are officers and/or directors of the Company whose address is 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324, which is also the address of Viragen, Inc.
(2) Based on 7,116,059 shares of Common Stock outstanding at September 10, 1998.
(3) Viragen, Inc. is the majority stockholder of the Company.
(4) Mr. Smith is President and Chairman of the Board of Directors of the Company.
(5) Dr. Sawardeker is Chief Executive Officer and a Director of the Company
(6) Mr. Healey is Executive Vice President, Treasurer, Chief Financial Officer, Secretary and a Director of the Company.
(7) Dr. Nicolson is the Chief Operating Officer and a Director of the Company. Includes (i) 50,000 Common Stock options exercisable at $7.00 per share granted pursuant to Dr. Nicolson's Service Agreement dated April 1, 1996 and
    (ii) 75,000 Common Stock options exercisable at $5.72 per share granted pursuant to Dr. Nicolson's Amended Service Agreement date September 5, 1997.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 1998, that all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed in a timely manner.

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

     On July 12, 1995 VSL entered into a License Agreement ("Agreement") with Viragen and VTI granting VSL rights to certain proprietary technology, including the right to manufacture and distribute the Company's Omniferon product. Pursuant to the terms of the Agreement, VSL is obligated to pay an annual royalty payment equal to the greater of (i) $2,000,000 or (ii) 10% of VSL's gross revenues until such time as total royalty payments of $18 million has been paid to VTI. Once the $18 million royalty amount has been paid, VSL is obligated to pay VTI an amount equal to 8% of VSL's gross revenues until such time as total royalty payment of $25 million has been paid to VTI. Once the $25 million royalty amount has been paid, VSL is obligated to pay VTI an amount equal to 5% of VSL's gross revenues thereafter. The initial term of the license agreement is for fifteen years and automatically renews for 2 successive fifteen years periods. In September 1997, VTI and VSL mutually agreed to extend the technology transfer completion dates. Accordingly, the Agreement was modified such that the $2,000,000 Initial Royalty Prepayment paid to Viragen in June 1997 would represent the contractual payment for the one year period commencing November 1, 1997. The Agreement was further modified to provide that the event the proprietary technology was not transferred pursuant to the provisions of the Agreement, which did not occur, the Initial Royalty Prepayment would have been refunded to VSL.

     Mr. Gerald Smith, the Company's President and Chairman, is also the Chairman and President of Viragen, the majority stockholder of the Company. Mr. Robert H. Zeiger served as Chief Executive Officer, Chief Operating Officer and a Director of the Company from January 8, 1996 until his resignation for health reasons effective August 6, 1998. Mr. Zeiger will continue to serve as Vice Chairman Senior Pharmaceutical Advisor to the Board and a member of the Executive Committee of the Board of Directors of Viragen. Dr, Jay Sawardeker, assumed the position of Chief Executive Officer upon the resignation of Mr. Zeiger, is a Director of the Company and also Chief Operating Officer and an Executive Vice President of Viragen. Mr. Dennis W. Healey, the Company's Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director also serves in the same capacities for Viragen. Dr. Magnus Nicolson assumed the position of Chief Operating Officer upon the resignation of Mr. Zeiger, is a Director and also serves as Managing Director of the Company's wholly owned subsidiary VSL. Viragen currently owns 5,000,000 shares of Common Stock of the Company, representing 70.3% of the Company's outstanding capital stock interest on September 10, 1998.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of documents filed as part of this report.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   (1)     --  All financial statements -- See Index to Consolidated
               Financial Statements.
   (2)     --  Financial statements schedules -- See Index to Consolidated
               Financial Statements.
   (3)     --  Exhibits
               (i)    Certificate of Incorporation dated November 4, 1985.
                      (incorporated by reference to the Company's initial
                      Registration Statement, File No. 33-1952-NY
                      ("Registration Statement")
               (ii)   Amended Certificate of Incorporation dated April 14,
                      1987. (incorporated by reference to the Company's
                      Registration Statement).
               (iii)  Amended Certificate of Incorporation dated October 9,
                      1987. (incorporated by reference to the Company's Annual
                      Report on Form 10-KSB for the fiscal year ended June
                      30, 1995 ("1994 10-KSB")
               (iv)   Amended Certificate of Incorporation dated November
                      18, 1987. (incorporated by reference to the 1994 10-KSB)
               (v)    Amended Certificate of Incorporation dated December 9,
                      1987. (incorporated by reference to the 1994 10-KSB)
               (vi)   Amended Certificate of Incorporation dated December
                      18, 1987. (incorporated by reference to Post-Effective
                      Amendment No. 3 to the Company's Registration
                      Statement filed on or about May 2, 1989
                      ("Post-Effective Amendment No. 3")
               (vii)  Amended Certificate of Incorporation dated January
                      17, 1989. (incorporated by reference to the 1994 10-KSB)
               (viii) Amended Certificate of Incorporation dated June 9,
                      1989. (incorporated by reference to the Company's Annual
                      Report on Form 10-KSB for the fiscal year ended June
                      30, 1993 ("1993 10-KSB")
               (ix)   Amended Certificate of Incorporation dated August 12,
                      1993. (incorporated by reference to the 1993 10-KSB)
   (4)     --  Instrument defining the rights of security holders,
               including indentures
               (i)    Amended Certificate of Incorporation dated December
                      13, 1993. (incorporated by reference to the 1993 10-KSB)
               (ii)   By laws of the Company (incorporated by reference to
                      Post-Effective Amendment No. 3)
               (iii)  Form of Common Stock Certificate (incorporated by
                      reference to Form 8-A dated June 14, 1989)
               (iv)   Form of Class A Redeemable Common Stock Purchase
                      Warrant (incorporated by reference to Form 8-A dated June
                      14, 1989)
               (v)    Form of Class B Redeemable Common Stock Purchase
                      Warrant (incorporated by reference to Form 8-A dated June
                      14, 1989)
               (vi)   Warrant Agreement (incorporated by reference to Form
                      8-A dated June 14, 1989)
               (vii)  Amendment to Warrant Agreement (incorporated by
                      reference to Post-Effective Amendment No. 3)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
               (viii) Amendment to Warrant Agreement (incorporated by
                      reference to the 1993 10-KSB)
               (ix)   Forms of Securities Purchase Agreement (incorporated
                      by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 ("1995
                      10-KSB")
               (x)    Form of Common Stock Purchase Warrant (associated with
                      Securities Purchase Agreement) (incorporated by reference to the 1995 10-KSB)
               (xi)   Subscription Agreement and Investment
                      Letter -- Sector Associates Ltd., dated November 12, 1993
                      (incorporated by reference to the 1993 10-KSB)
               (xii)  Securities Purchase Agreement dated January 25, 1995
                      (incorporated by reference to the 1994 10-KSB)
  (10)     --  Material Contracts
               (i)    Employment Agreement between Gerald Smith and the
                      Company dated March 1, 1997 (incorporated by reference to
                      the Company's Annual Report on 10-K for the fiscal
                      year ended June 30, 1997 ("1997 10-K").
               (ii)   Employment Agreement between Dennis W. Healey and the
                      Company dated March 1, 1997 (incorporated by reference to
                      the 1997 10-K)
               (iii)  Amendment to the Service Agreement between the
                      Company and Donald Magnus Nicolson, Ph.D. dated September 5,
                      1997 (incorporated by reference to the 1997 10-K)
               (iv)   Addendum to Employment Agreement between the company
                      and Gerald Smith dated July 3, 1997.
               (v)    Addendum to the Employment Agreement between the
                      Company and Dennis W. Healey dated July 3, 1997.
  (11)     --  Statement re: computation of per share earnings
  (21)     --  Subsidiaries of the registrant
  (27)     --  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K filed during the fourth quarter.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRAGEN (EUROPE) LTD.

                                          By      /s/ DENNIS W. HEALEY
                                            ------------------------------------
                                                      Dennis W. Healey
                                            Executive Vice President, Treasurer
                                              Principal and Financial Officer

Dated: September 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                  /s/ GERALD SMITH                      Chairman of the Board of     September 22, 1998
-----------------------------------------------------     Directors, Principal
                    Gerald Smith                          Executive Officer and
                                                          President

               /s/ DR. JAY SAWARDEKER                   Chief Executive Officer and  September 28, 1998
-----------------------------------------------------     Director
                 Dr. Jay Sawardeker

                /s/ DENNIS W. HEALEY                    Executive Vice President,    September 22, 1998
-----------------------------------------------------     Treasurer, Principal
                  Dennis W. Healey                        Financial Officer and
                                                          Director

             /s/ DR. D. MAGNUS NICOLSON                 Chief Operating Officer and  September 26, 1998
-----------------------------------------------------     Director
               Dr. D. Magnus Nicolson

                 /s/ JOSE I. ORTEGA                     Controller and Principal     September 22, 1998
-----------------------------------------------------     Accounting Officer
                   Jose I. Ortega

                              FORM 10-K -- ITEM 8

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen (Europe) Ltd. and subsidiaries are included:


Report of Independent Certified Public Accountants..........  F-2
Consolidated balance sheets -- June 30, 1998 and 1997.......  F-3
Consolidated statements of operations -- Years ended June
  30, 1998, 1997 and 1996...................................  F-4
Consolidated statements of stockholders' equity -- Years
  ended June 30, 1998, 1997 and 1996........................  F-5
Consolidated statements of cash flows -- Years ended June
  30, 1998, 1997 and 1996...................................  F-6
Notes to consolidated financial statements..................  F-7

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen (Europe) Ltd.

     We have audited the accompanying consolidated balance sheets of Viragen (Europe) Ltd. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen (Europe) Ltd. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Miami, Florida
September 18, 1998

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                       ASSETS
Current Assets
  Cash and cash equivalents.................................  $  656,139   $2,144,271
  Prepaid licensing fee.....................................          --    2,000,000
  Prepaid expenses and other current assets.................     312,282      193,908
                                                              ----------   ----------
          Total current assets..............................     968,421    4,338,179
Property, Plant and Equipment
  Leasehold improvements....................................   1,947,310    1,815,409
  Equipment and furniture...................................   2,342,273    1,606,406
  Construction in progress..................................      48,655           --
                                                              ----------   ----------
                                                               4,338,238    3,421,815
  Less accumulated depreciation.............................    (253,387)      (9,257)
                                                              ----------   ----------
                                                               4,084,851    3,412,558
                                                              ----------   ----------
                                                              $5,053,272   $7,750,737
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.....................  $  752,312   $  679,514
  Advances from parent......................................          --      455,175
  Current portion of long-term debt.........................       2,863        6,225
                                                              ----------   ----------
          Total current liabilities.........................     755,175    1,140,914
Long-term debt, less current portion........................     160,043      157,686
Advances from parent........................................   2,314,431           --
Commitments and Contingencies
Stockholders' Equity
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued and outstanding 7,116,059 shares........      71,160       71,160
  Additional paid-in capital................................   7,441,447    7,441,447
  Retained deficit..........................................  (5,976,065)  (1,333,939)
  Foreign currency translation adjustment...................     287,081      273,469
                                                              ----------   ----------
          Total stockholders' equity........................   1,823,623    6,452,137
                                                              ----------   ----------
                                                              $5,053,272   $7,750,737
                                                              ==========   ==========

                See notes to consolidated financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED JUNE 30,
                                                            -------------------------------------
                                                               1998          1997         1996
                                                            -----------   ----------   ----------
Income
  Interest and other income...............................  $    37,474   $  233,552   $   73,945
                                                            -----------   ----------   ----------
                                                                 37,474      233,552       73,945
Costs and Expenses
  Research and development costs..........................    1,355,592      314,326       56,424
  Licensing fee...........................................    2,000,000           --           --
  General and administrative expenses.....................    1,066,825      757,786      491,148
  Interest expense........................................       15,485        5,532           --
  Depreciation and amortization...........................      241,698       15,122        1,724
                                                            -----------   ----------   ----------
                                                              4,679,600    1,092,766      549,296
                                                            -----------   ----------   ----------
Net loss..................................................  $(4,642,126)  $ (859,214)  $ (475,351)
                                                            ===========   ==========   ==========
Basic and diluted loss per common share...................  $     (0.65)  $    (0.12)  $    (0.13)
                                                            ===========   ==========   ==========
Basic and diluted weighted average common shares
  outstanding.............................................    7,116,059    7,048,967    3,685,705
                                                            ===========   ==========   ==========

                See notes to consolidated financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            CONVERTIBLE
                                    COMMON       COMMON      PREFERRED    ADDITIONAL     COMMON       RETAINED       FOREIGN
                                    STOCK,       STOCK,        STOCK       PAID-IN        STOCK       EARNINGS      CURRENCY
                                   PAR $.01    PAR $1.61     SERIES B      CAPITAL     SUBSCRIBED     (DEFICIT)    TRANSLATION
                                   ---------   ----------   -----------   ----------   -----------   -----------   -----------
Balance at July 1, 1995..........  $     --      $ 161       $     --     $    1,453   $        --   $       626    $     --
Exercise of VSL Options by
  Directors and Affiliate........                   12                           390
Reverse acquisition of Sector
  Associates, Ltd................     1,198       (173)        20,000        144,160
Issuance of stock To Directors
  and Affiliate..................                                            243,000
Private placement (December
  1995), net of issuance costs...     2,400                                  746,880
Private placements (March 1996),
  net of issuance costs..........                                                        5,101,752
Conversion of Series B preferred
  Stock..........................    56,000                   (20,000)       (36,000)
Issuance of Common stock
  Subscribed.....................     9,630                                5,092,122    (5,101,752)
Foreign currency Translation
  adjustment.....................                                                                                     43,057
Net loss.........................                                                                       (475,351)
                                   --------      -----       --------     ----------   -----------   -----------    --------
Balance at June 30, 1996.........    69,228         --             --      6,192,005            --      (474,725)     43,057
Exercise of $6.00 Warrants.......     1,592                                  953,782
Exercise of $8.00 Warrants.......       280                                  223,720
Exercise of $12.00 Warrants......        60                                   71,940
Foreign currency Translation
  adjustment.....................                                                                                    230,412
Net loss.........................                                                                       (859,214)
                                   --------      -----       --------     ----------   -----------   -----------    --------
Balance at June 30, 1997.........    71,160         --             --      7,441,447            --    (1,333,939)    273,469
Foreign currency translation
  adjustment.....................                                                                                     13,612
Net loss.........................                                                                     (4,642,126)
                                   --------      -----       --------     ----------   -----------   -----------    --------
Balance at June 30, 1998.........  $ 71,160      $  --       $     --     $7,441,447   $        --    (5,976,065)   $287,081
                                   ========      =====       ========     ==========   ===========   ===========    ========

                See notes to consolidated financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Net Loss................................................  $(4,642,126)  $  (859,214)  $  (475,351)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Issuance of stock to Directors and Affiliate..........           --            --       243,000
     Depreciation and amortization......................      241,698        15,122         1,724
  Increase (decrease) relating to operating activities
     from:
     Prepaid licensing fee..............................    2,000,000    (2,000,000)           --
     Other current assets...............................     (118,374)     (142,595)      143,687
     Other assets.......................................           --         6,166            --
     Accounts payable and accrued expenses..............       72,798       555,130        69,736
                                                          -----------   -----------   -----------
          Net cash used in operating activities.........   (2,446,004)   (2,425,391)      (17,204)
Investing Activities
  Additions to property, plant and equipment, net.......     (913,991)   (3,400,067)      (27,796)
                                                          -----------   -----------   -----------
          Net cash used in investing activities.........     (913,991)   (3,400,067)      (27,796)
Financing Activities
Proceeds from exercise of warrants......................           --     1,251,374            --
  Proceeds from long-term debt..........................           --       166,000            --
  Payments on long-term debt............................       (1,005)       (2,089)           --
  Proceeds from March 1996 private placements, net of
     related expenses...................................           --            --     5,101,752
  Cash acquired through reverse acquisition of Sector
     Associates, Ltd....................................           --            --       768,823
  Advances to (from) parent.............................    1,859,256     1,338,135      (933,361)
  Contributions from officers...........................           --            --           400
                                                          -----------   -----------   -----------
          Net cash provided by financing activities.....    1,858,251     2,753,420     4,937,614
Effect of exchange rate fluctuations on cash............       13,612       230,412        43,057
                                                          -----------   -----------   -----------
(Decrease) increase in cash.............................   (1,488,132)   (2,841,626)    4,935,671
Cash and cash equivalents at beginning of period........    2,144,271     4,985,897        50,226
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of period..............  $   656,139   $ 2,144,271   $ 4,985,897
                                                          ===========   ===========   ===========
Supplemental Cash Flow Information
  Interest paid.........................................  $     9,960   $     2,265   $        --
  Income taxes paid.....................................           --        13,840            --

During the years ended June 30, 1998, 1997 and 1996, the Company had the following non-cash investing and financing activities:

  Other receivables acquired through reverse acquisition
     of Sector Associates, Ltd..........................  $        --   $        --   $   195,000
  Liabilities assumed through reverse acquisition of
     Sector Associates, Ltd.............................           --            --        47,341
  Issuance of stock to Directors and Affiliate..........           --            --       243,000

                See notes to consolidated financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Consolidation. Viragen (Europe) Ltd. ("VEL") and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of Viragen (Europe) Ltd. and its wholly-owned subsidiaries, Viragen (Scotland) Ltd. ("VSL") and Viragen (Germany) GmbH ("VGG"), collectively known as the Company. VSL is a private Scottish company. VGG is a private German company. All material intercompany accounts and transactions have been eliminated in consolidation. Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc. ("Viragen"). See Note B for further discussion relating to basis of presentation.

     During 1998 and 1997, the Company incurred significant research and development costs resulting in net losses of approximately $4,642,000 and $859,000, respectively. The Company anticipates additional future losses as it enters into safety and preclinical and clinical trials. Accordingly, Viragen has agreed to provide VEL the working capital necessary to fund operations through June 30, 1999. Advances from parent at June 30, 1998 and 1997 represent cash advanced by Viragen. The amount is non-interest bearing. At June 30, 1998, Viragen has agreed to defer repayment of the intercompany advances through June 30, 1999. Viragen has also agreed to defer the $166,667 minimum monthly payments due under the Licensing Agreement that begin November 1, 1998 until the Company is able to fund this obligation.

     Name Change and Reverse Stock Split. Effective May 2, 1996, the Company's name was changed from Sector Associates, Ltd. to Viragen (Europe) Ltd. The common stock was reverse split one share for fourteen (1:14) and the par value was changed from $.10 per share to $.01 per share. The number of authorized common shares was reduced from 50 million shares to 20 million shares.

     The effect of the reverse split has been reflected in the consolidated financial statements and accompanying notes for all periods presented.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

     Property, Plant and Equipment. Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed by using the straight-line method over the estimated useful life of the assets for financial reporting purposes.

     FAS 121 -- Accounting for the Impairment of Long-Lived Assets, requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscontinued cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company believes no impairment indicators exist at June 30, 1998.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes. Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

     Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding for fiscal 1996 includes the assumed conversion of the convertible preferred shares as of the issuance date, as they were issued with the intention of granting Viragen control of the Company. Common stock subscribed is

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
assumed outstanding as of the completion of the March 1996 private placements for purposes of the weighted average shares outstanding calculation. The effect of warrants and stock options (common stock equivalents) are antidilutive.

     Effective during the quarter ended December 31, 1997, the Company adopted FAS 128 -- Earnings per Common Share. All periods presented reflect the adoption of FAS 128.

     Financial Instruments: The carrying amount of financial instruments, including cash and cash equivalents and accounts payable approximate fair value as of June 30, 1998. The Company's long-term debt approximates fair value since it was recently negotiated. Fair market value of advances from parent is estimated to be $2,106,000, based on a discount rate of 9%.

     Foreign Currency Translation. The financial statements of VSL have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the reporting period. The translation adjustments resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

     Stock Based Compensation. The Company accounts for its stock-based compensation plans under the provisions of APB 25 -- Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant. The Company provides supplemental disclosures as required by the provisions of FAS 123 -- Accounting for Stock-Based Compensation.

     Recent Pronouncements. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which establishes standards for reporting and displaying comprehensive income. SFAS No. 130 will be adopted in the first quarter of fiscal 1999.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements July 1, 1998.

     Management believes that the impact of SFAS No. 130 and SFAS No. 131 will not be significant to the Company.

NOTE B.  ACQUISITION -- BASIS OF PRESENTATION

     VSL was organized during April 1995 by Viragen to cause or to undertake clinical trials in the European Union ("EU") and for manufacturing and distribution of Viragen's natural leukocyte-derived alpha interferon and related products in the EU and other countries outside the United States.

     On September 20, 1995, Sector Associates, Ltd. ("Sector") (now VEL) entered into an Agreement and Plan of Reorganization (the "Agreement") with Viragen, a Delaware corporation. Under the terms of the

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

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

NOTE C.  CAPITAL STOCK

     Common Stock. The Company initiated a series of Private Placement Offerings to raise the agreed upon capital necessary to complete the planned reverse acquisition of Sector (see Note B) and to raise the capital necessary to complete the construction of a plant in Edinburgh, Scotland, fund initial product testing phases by VSL in Scotland, and provide working capital.

     In December 1995, the Company completed a Private Placement Offering, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per unit. Each unit consisted of approximately 0.71 share of Common Stock and 2.5 Common Stock Purchase Warrants. This offering resulted in the issuance of 240,000 shares of Common Stock, and 840,000 Common Stock Purchase Warrants having an exercise price of $6.00 per share, exercisable through December 8, 1998.

     In March 1996, the Company completed two additional Private Placement Offerings, issuing a total of 768,000 shares of Common Stock and 216,500 Common Stock Purchase Warrants having an exercise price of $12.00 per share, exercisable through March 15, 1999. These two Offerings yielded net cash proceeds of approximately $5,102,000 after related expenses of $601,400, of which $229,900 was paid through the issuance of 195,000 shares of Common Stock and 450,000 Common Stock Purchase Warrants having an exercise price of $8.00 per share, exercisable through March 18, 1999.

     Viragen's ownership interest in the Company was reduced to 72%, upon completion of the March 1996 private placements. At June 30, 1998, Viragen's ownership interest is 70% of the Company.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     Shares of the Company's common stock reserved at June 30, 1998 for possible future issuance are as follows:

                                                               EXERCISE
                                                                PRICE        1998
                                                              ----------   ---------
December 1995 Private Placement Warrants....................  $     6.00     680,771
Employee options............................................   5.72-7.00     125,000
March 1996 Private Placement Warrants.......................        8.00     422,000
March 1996 Private Placement Warrants.......................       12.00     210,500
Class F Warrant (exercisable through November 1, 1998)......      105.00      44,196
                                                                           ---------
                                                                           1,482,467
                                                                           =========

     Options and Warrants. During fiscal 1996, three officers and one employee were each granted options to purchase 100,000 shares at $.001 per share. These options vested upon issuance and all of these options were exercised shortly after issuance. In addition, on April 1, 1996, the Company granted Dr. Magnus Nicolson, Managing Director of VSL, 50,000 options to purchase common stock in VEL, as part of his Employment Agreement. One half of the options vested on April 1, 1996, and the balance vested on April 1, 1997. The options are exercisable at $7.00 per share for a period of five years from the vesting dates. Under APB 25, VEL recognized compensation expense of $243,000 for the 400,000 options in 1996 as the exercise price of a portion of the Company's employee stock options was less than the market price of the underlying stock on the date of grant.

     The Company's 1997 Incentive Stock Option Plan has authorized the grant of options to management personnel, directors, employees, or consultants for up to 600,000 shares of the Company's common stock of which 525,000 remain available at June 30, 1998.

     On September 4, 1997, options to purchase 75,000 shares of common stock at $5.72 per share were granted to Dr. Magnus Nicolson in connection with an amended employment agreement. The options vest as follows: 37,500 shares the earlier of one year from grant or the date of the Company's filing of a Clinical Trial Exemption ("CTX") in the EU; and 37,500 shares the earlier of two years from the date of grant or acceptance of the Company's CTX application by EU regulatory authorities and at least six months had elapsed since the filing of the CTX.

     Stock Based Compensation. The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rate of 6.09% for 1998 and 6.00% for 1996; volatility factor of the expected market price of the Company's common stock of .723 for 1998 and .600 for 1996; and a weighted-average expected life of the option of 3 years. The weighted average fair value of each option granted in fiscal 1998 and 1996 was $2.97 and $1.13 per share, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        1998         1997        1996
                                                     -----------   ---------   ---------
Pro forma net loss.................................  $(4,779,490)  $(904,588)  $(695,977)
Pro forma basic and diluted loss per share.........         (.67)       (.13)       (.19)

     A summary of the Company's stock option activity is as follows:

                                                                                  WEIGHTED
                                                      NUMBER OF     OPTION        AVERAGE
                                                       SHARES       PRICE      EXERCISE PRICE
                                                      ---------   ----------   --------------
Options Outstanding at July 1, 1995.................        --            --          --
  Granted at less than market price.................   400,000    $     .001       $.001
  Granted above market price........................    50,000          7.00        7.00
  Exercised.........................................  (400,000)         .001        .001
  Canceled..........................................        --            --          --
                                                      ---------
Options Outstanding at June 30, 1996................    50,000    $     7.00       $7.00
  Granted...........................................        --            --          --
  Exercised.........................................        --            --          --
  Canceled..........................................        --            --          --
                                                      ---------
Options Outstanding at June 30, 1997................    50,000    $     7.00       $7.00
  Granted at market price...........................    75,000          5.72        5.72
  Exercised.........................................        --            --          --
  Canceled..........................................        --            --          --
                                                      ---------
Options Outstanding at June 30, 1998................   125,000    $5.72-7.00       $6.23
                                                      ========
Exercisable at June 30, 1998........................    50,000
                                                      =========
Exercisable at June 30, 1997........................    50,000
                                                      =========

     The weighted average remaining contractual life of options outstanding as of June 30, 1998 is five years.

NOTE D.  TRANSACTIONS WITH PARENT

     Through a fifteen-year License Agreement (the "License") granted by Viragen, VSL's ultimate Parent, VSL secured certain rights to engage in the development, and manufacture of certain proprietary products and technologies that related to the therapeutic application of human leukocyte interferon (the "Product") for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement ("Scottish Agreement") with the Common Services Agency of Scotland ("Agency"), an agency acting on behalf of the Scottish National Blood Transfusion Service ("SNBTS") pursuant to which SNBTS, on behalf of VSL, will participate in the manufacture and supply of VSL's Product to VSL for exclusive distribution in the EU in return for certain fees. The term of the Scottish Agreement is five years with two additional five-year extention terms exercisable at the option of VSL.

     Pursuant to the terms of the License, VSL was to prepay $2 million to Viragen within six months of the Effective Date (July 12, 1995). Commencing one year from the Effective Date, VSL is to pay to Viragen fees, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues thereafter. The License will renew automatically for two consecutive fifteen-year terms.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     Both parties have modified the License deferring the initial payment until the date when Viragen transferred the processes and technology, as defined by the License, to VSL. Viragen had substantially transferred the processes and technology to VSL by the end of May 1997. Viragen required the initial licensing payment be made. Completion of the technology transfer occurred on November 1, 1997. At that time, Viragen was deemed to have completed the transfer of the processes and technology.

     Viragen provides certain administrative services to the Company including management and general corporate assistance. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by Viragen totaled approximately $27,000 and $99,800 for the years ended June 30, 1998 and 1997.

NOTE E.  INCOME TAXES

     As discussed in Notes B and C, the percentage of ownership in VEL held by its Parent Company, Viragen, exceeded 80% only during the period December 8, 1995 through March 15, 1996. As a result, VEL was included in the Parent Company's consolidated federal and state income tax return only for that period.

     VSL files separate income tax returns in the United Kingdom. VGG files separate income tax returns in Germany. Net operating losses of VSL totaling approximately $5,280,000 are being carried forward to future periods at June 30, 1998.

     As of June 30, 1998, the Company has net operating loss carryforwards ("NOL's") for U.S. income tax purposes of approximately $2.3 million, including $1.2 million whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382, that expire at various dates between 2003 and 2013 and a capital loss carryforward of approximately $0.8 million that expires in 2000.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Deferred Tax Assets:
  Accrued liabilities(U.S.).................................  $    12,000   $     2,000
  Net operating loss carryforwards(U.S.)....................      857,700       738,700
  Capital loss carryforwards(U.S.)..........................      295,000       295,000
                                                              -----------   -----------
          Total deferred tax assets.........................    1,164,700     1,035,700
Valuation allowance for deferred tax assets.................   (1,164,700)   (1,035,700)
                                                              -----------   -----------
                                                              $        --   $        --
                                                              ===========   ===========

     The change in the valuation allowance was a net increase of $129,000 for the year ended June 30, 1998.

     For financial reporting purposes, loss before income taxes include the following components:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                                 1998         1997
                                                              -----------   ---------
Pre-tax loss:
  U.S.......................................................  $  (401,130)  $(276,271)
  Foreign...................................................   (4,240,996)   (582,943)
                                                              -----------   ---------
                                                              $(4,642,126)  $(859,214)
                                                              ===========   =========

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to U.S. net loss is as follows:

                                                              YEAR ENDED JUNE 30,
                                                              -------------------
                                                               1998       1997
                                                              -------   ---------
Tax at U.S. statutory rate..................................  (34.00)%    (34.00)%
State taxes, net of federal benefit.........................   (3.64)      (3.63)
Non-deductible items........................................    0.04        0.81
Change in valuation allowance...............................   32.20       42.46
Other.......................................................    5.40       (5.64)
                                                              ------    --------
                                                                  --%         --%
                                                              ======    ========

NOTE F.  LONG-TERM DEBT

     Long-term debt at June 30, 1998 and 1997 is as follows:

                                                                1998       1997
                                                              --------   --------
Loan from Scotland Regional Development authority. Payable
  quarterly over 20 years with an effective interest rate of
  8.68%. Note matures on August 28, 2017....................  $162,906   $163,911
                                                              --------   --------
                                                               162,906    163,911
Less current portion........................................    (2,863)    (6,225)
                                                              --------   --------
                                                              $160,043   $157,686
                                                              ========   ========

     Scheduled maturity of long-term debt at June 30, 1998 is: 1999 -- $2,863; 2000 -- $1,738; 2001 -- $1,894; 2002 -- $2,064; and 2003 and
thereafter -- $154,347.

NOTE G.  COMMITMENTS

     In November 1996, the Company executed a five-year lease on property located in Edinburgh, Scotland that will serve as the Company's laboratory and production facilities. Base monthly rental on the property is approximately $9,975. In addition, the Company may extend the term of the lease at its option, for four five-year periods.

     During the years ended June 30, 1998 and 1997, the Company recognized $202,000 and $29,000 in rent expense and related charges arising from the property lease. Future minimum lease payments on the facilities are:
1999 -- $119,700; 2000 -- $119,700; 2001 -- $119,700; and 2002 -- $29,900.

     The Company has entered into Employment Agreements with three officers of the Company. These agreements represent a commitment by the Company to pay an aggregate amount of approximately $248,000 per year in salaries to these individuals.

     During the year, the Company entered into a purchase commitment for plant equipment totalling $243,000. Through June 30, 1998, the Company had made payments totalling $49,000 towards the purchase of the equipment. The remaining balance will become due during fiscal 1999.

NOTE H.  CONTINGENCIES

     In May 1997, the Company in the name of Sector Associates, Ltd. was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee. The suit alleges that during the period from December 1993 to May 1994, prior to the Company's reverse acquisition (as described in Note B), Sector received preferential transfers of approximately $2.1 million. The

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
suit was settled on July 8, 1998 for a total of $25,000. The loss arising from settlement of the suit has been accrued at June 30, 1998.

     An action is pending in the Circuit Court for Broward County, Florida against the Company (then named Sector Associates, Ltd.) alleging that Sector Associates, Ltd., prior to the reverse acquisition by Viragen and VSL, mishandled payment of amounts due to Roy Woods, a secured creditor (ROY WOODS AS TRUSTEE V. SECTOR ASSOCIATES, LTD.). The Company has denied the claim and has filed a counterclaim. In addition, a former stockholder of Sector Associates, Ltd., is obligated and has agreed to indemnify the Company in this matter and has assumed responsibility for defense of this lawsuit. The ultimate liability, if any, cannot be determined at this time and no accrual for loss has been recorded. Management intends to vigorously defend its position.

NOTE I.  GEOGRAPHIC INFORMATION

     In 1997, the Company completed a manufacturing facility in Edinburgh, Scotland. Identifiable assets in Scotland totaled $4,745,000 and $7,178,000 at June 30, 1998 and 1997, respectively. Identifiable assets represent those assets used in the operations of the geographic area.

NOTE J.  PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

     The pro forma financial data included herein reflects the results of operations, as if the reverse acquisition of VEL had been completed at the beginning of the 1996 fiscal year. The pro forma financial data was calculated by pro rating the results of operations of VEL (formerly Sector) for the applicable period.

                                                               YEAR ENDED
                                                              JUNE 30, 1996
                                                              -------------
Net Loss....................................................   $ (558,403)
                                                               ==========
Loss per common share.......................................   $     (.09)
                                                               ==========
Weighted average common shares outstanding..................    6,240,705
                                                               ==========

                                 EXHIBIT INDEX

10(iv)   Addendum to Employment Agreement between the Company and
         Gerald Smith dated July 3, 1997
10(v)    Addendum to Employment Agreement between the Company and
         Dennis W. Healey dated July 3, 1997