Form 10-Q/A
period 1997-12-31
VIRAGEN EUROPE LTD
filed 1998-10-14
CIK 785081

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A


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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                    Six Months End
                                                               December 31,                        December 31,
                                                     -----------------------------       -----------------------------
                                                         1997             1996               1997               1996
                                                     -----------       -----------       -----------       -----------
INCOME
     Interest and other income                       $     9,188       $    62,583       $    29,471       $   122,168
                                                     -----------       -----------       -----------       -----------
                                                           9,188            62,583            29,471           122,168
COST AND EXPENSES
     Research and development costs                      243,810            19,899           338,309            61,859
     General and administrative expenses                 319,337           153,426           447,102           269,622
     Licensing fee                                     2,000,000                --         2,000,000                --
     Depreciation and amortization                        41,404               959           164,151             1,707
     Interest expense                                      3,565                --             7,058                --
                                                     -----------       -----------       -----------       -----------
                                                       2,608,116           174,284         2,956,620           333,188
                                                     -----------       -----------       -----------       -----------
NET LOSS                                             $(2,598,928)      $  (111,701)      $(2,927,149)      $  (211,020)
                                                     ===========       ===========       ===========       ===========

Net loss per common share                            $     (0.37)      $     (0.02)      $     (0.41)      $     (0.03)
                                                     ===========       ===========       ===========       ===========


Weighted average common shares outstanding             7,116,059         7,049,012         7,116,059         6,990,844
                                                     ===========       ===========       ===========       ===========









            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   December 31,        June 30,
                                                                       1997              1997
                                                                   -----------       -----------
                                                                   (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                     $   685,575       $ 2,144,271
     Prepaid licensing fee                                                  --         2,000,000
     Other current assets                                              228,694           193,908
                                                                   -----------       -----------
         Total current assets                                          914,269         4,338,179

PROPERTY, PLANT AND EQUIPMENT
     Leasehold improvements                                          1,882,356         1,815,409
     Equipment and furniture                                         1,987,819         1,606,406
                                                                   -----------       -----------
                                                                     3,870,175         3,421,815
     Less accumulated depreciation                                    (174,071)           (9,257)
                                                                   -----------       -----------
                                                                     3,696,104         3,412,558
     Other Assets                                                        9,819                --
                                                                   -----------       -----------
                                                                   $ 4,620,192       $ 7,750,737
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                         $   175,663       $   679,514
     Current Portion of long-term debt                                   6,225             6,225
     Advances from parent                                              790,708           455,175
                                                                   -----------       -----------
         Total current liabilities                                     972,596         1,140,914

Long-term debt, less current portion                                   156,659           157,686

Stockholders' Equity
     Common stock, $.01 par value. Authorized 20,000,000
        shares; issued and outstanding 7,116,059 shares                 71,160            71,160
     Additional paid-in capital                                      7,441,447         7,441,447
     Retained deficit                                               (4,261,089)       (1,333,939)
     Foreign currency translation adjustment                           239,419           273,469
                                                                   -----------       -----------
        Total stockholders' equity                                   3,490,937         6,452,137
                                                                   -----------       -----------
                                                                   $ 4,620,192       $ 7,750,737
                                                                   ===========       ===========



            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                            December 31,
                                                                   -----------------------------
                                                                       1997              1996
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss                                                           $(2,927,149)      $  (211,020)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation expense                                              164,151               959
Increase (decrease) relating to operating activities
   from:
     Prepaid licensing fee                                           2,000,000                --
     Other current assets                                              (34,786)           (1,229)
     Other assets                                                       (9,819)           (3,953)
     Accounts payable and accrued expenses                            (503,851)          528,743
                                                                   -----------       -----------
        Net cash (used in) provided by operating
          activities                                                (1,311,454)          313,500
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
Purchase of property plant and equipment, net                         (447,697)       (1,222,243)
                                                                   -----------       -----------
        Net cash used in investing activities                         (447,697)       (1,222,243)
                                                                   -----------       -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Advances from (to) parent                                              335,533          (278,343)
Exercise of warrants                                                        --         1,128,375
                                                                   -----------       -----------
      Net cash provided by financing activities                        335,533           850,032
                                                                   -----------       -----------

Effect of foreign currency translation                                 (35,078)          250,541
                                                                   -----------       -----------

        Net (decrease) increase in cash                             (1,458,696)          191,830

Cash - Beginning of Period                                           2,144,271         4,985,897
                                                                   -----------       -----------

Cash - End of Period                                               $   685,575       $ 5,177,727
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

         Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 Initial Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the agreement the Initial Prepayment would have been refunded to VSL.

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

RESULTS OF OPERATIONS

         Income for the six months and three months ended December 31, 1997 represents interest earned on the investment of proceeds from a series of private placements completed in fiscal 1996. The decline in interest income for the comparable periods of the preceding year reflect the reduction in principal invested between the periods resulting primarily from the payment of a $2 million Initial Prepayment and Deposit to Viragen in June 1997 pursuant to the License Agreement between VSL and Viragen (see Liquidity and Capital Resources-above), operational loses and expenditures associated with the establishment and equipping of the Company's laboratory and manufacturing facility in Scotland.

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

         Licensing fee expenses of $2,000,000 represents expensing of the $2 million Initial Prepayment and Deposit paid by the Company to Viragen pursuant to the provisions of the License Agreement between VSL and Viragen. The $2 million was paid in June 1997 and was expensed on November 1, 1997, the date that technology transfer was deemed complete. The Company will be required to pay a minimum $2 million in licensing fees annually for the duration of the License Agreement.

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


Dated:  October 9, 1998