Form 10-Q/A
period 1998-03-31
VIRAGEN EUROPE LTD
filed 1998-10-14
CIK 785081

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

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                   Nine Months Ended
                                                                March 31,                           March 31,
                                                       --------------------------        -----------------------------
                                                          1998              1997             1998               1997
                                                          ----              ----             ----               ----
INCOME
     Interest and other income                        $     6,297      $   72,516       $     35,768          $194,684
                                                      -----------       ---------        -----------         ---------
                                                            6,297          72,516             35,768           194,684

COST AND EXPENSES

     Research and development costs                       297,004         112,342            635,313           174,201
     General and administrative expenses                  276,105         217,846            723,207           487,468
     Licensing fee                                             --              --          2,000,000                --
     Depreciation and amortization                         96,174           1,125            260,325             2,832
     Interest expense                                       3,534              --             10,592                --
                                                      -----------       ---------        -----------         ---------
                                                          672,817         331,313          3,629,437           664,501
                                                      -----------       ---------        -----------         ---------
NET LOSS                                              $  (666,520)      $(258,797)       $(3,593,669)        $(469,817)
                                                      -----------       ---------        -----------         ---------

Net loss per common share                             $     (0.09)     $    (0.04)       $     (0.51)        $   (0.07)
                                                      ===========      ==========        ===========         =========


Weighted average common shares outstanding              7,116,059       7,098,159          7,116,059         7,026,714
                                                      ===========      ==========        ===========         =========



            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    March 31,               June 30,
                                                                      1998                    1997
                                                                   -----------             -----------
                                                                   (Unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                                     $   991,524             $ 2,144,271
     Prepaid licensing fee                                                  --               2,000,000
     Other current assets                                              282,025                 193,908
                                                                   -----------             -----------
         Total current assets                                        1,273,549               4,338,179

PROPERTY, PLANT AND EQUIPMENT
     Leasehold improvements                                          1,919,652               1,815,409
     Equipment and furniture                                         2,280,063               1,606,406
                                                                   -----------             -----------
                                                                     4,199,715               3,421,815
     Less accumulated depreciation                                   (274,701)                  (9,257)
                                                                   -----------             -----------
                                                                     3,925,014               3,412,558
     Other Assets                                                       31,251                      --
                                                                   -----------             -----------
                                                                   $ 5,229,814             $ 7,750,737
                                                                   ===========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                         $   268,661             $   679,514
     Current Portion of long-term debt                                   6,225                   6,225
     Advances from parent                                            1,914,867                 455,175
                                                                   -----------             -----------
         Total current liabilities                                   2,189,753               1,140,914

Long-term debt, less current portion                                   159,316                 157,686

Stockholders' Equity
     Common stock, $.01 par value. Authorized  20,000,000
        shares; issued and outstanding 7,116,059 shares                 71,160                  71,160
     Additional paid-in capital                                      7,441,447               7,441,447
     Retained deficit                                               (4,927,609)             (1,333,939)
     Foreign currency translation adjustment                           295,747                 273,469
                                                                   -----------             -----------
        Total stockholders' equity                                   2,880,745               6,452,137
                                                                   -----------             -----------
                                                                   $ 5,229,814             $ 7,750,737
                                                                   ===========             ===========


            See notes to consolidated condensed financial statements.

                      VIRAGEN (EUROPE) LTD. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine Months Ended
                                                                          March 31,
                                                             ---------------------------------
                                                                1998                  1997
                                                             -----------           -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
Net loss                                                     $(3,593,669)            $(469,817)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation expense                                        260,325                 2,832
Increase (decrease) relating to operating
   activities from:
     Prepaid licensing fee                                     2,000,000                   --
     Other current assets                                        (88,117)             (243,663)
     Other assets                                                (31,251)               (3,596)
     Accounts payable and accrued expenses                      (410,853)              116,766
                                                             -----------           -----------
        Net cash used in operating activities                 (1,863,565)             (597,478)
                                                             -----------           -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES
Purchase of property plant and equipment, net                   (772,781)           (2,371,465)
                                                             -----------           -----------
        Net cash used in investing activities                   (772,781)           (2,371,465)
                                                             -----------           -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES
Advances from parent                                           1,459,692             1,337,349
Exercise of warrants                                                  --             1,203,375
Proceeds from loan                                                    --               164,000
                                                             -----------           -----------
      Net cash provided by financing activities                1,459,692             2,704,724
                                                             -----------           -----------

Effect of foreign currency translation                            23,907               181,230
                                                             -----------           -----------

        Net decrease in cash                                  (1,152,747)              (82,989)

Cash - Beginning of Period                                     2,144,271             4,985,897
                                                             -----------           -----------

Cash - End of Period                                         $   991,524           $ 4,902,908
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

         Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 Initial Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the agreement, the Initial Prepayment would have been refunded to VSL.

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

RESULTS OF OPERATIONS

         Income for the nine months and three months ended March 31, 1998 primarily represents interest earned on the investment of proceeds from a series of private placements completed in fiscal 1996. The decline in interest income for the comparable periods of the preceding year reflect the reduction in principal invested between the periods resulting primarily from the payment of a $2 million Royalty Prepayment and Deposit to Viragen in June 1997 pursuant to the License Agreement between VSL and Viragen (see Liquidity and Capital Resources-above), operational loses and expenditures associated with the establishment and equipping of the Company's laboratory and manufacturing facility in Scotland.

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

         Licensing fee expense of $2,000,000 represents expensing of the $2 million Initial Prepayment and Deposit paid by the Company to Viragen pursuant to the provisions of the License Agreement between VSL and Viragen. The $2 million was paid in June 1997 and was expensed on November 1, 1997, the date that technology transfer was deemed complete. The Company will be required to pay a minimum $2 million in licensing fees annually for the duration of the License Agreement.

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

Dated:  October 9, 1998