Form 10-Q
period 1998-09-30
VIRAGEN EUROPE LTD
filed 1998-11-17
CIK 785081

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                            SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended - September 30, 1998

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes ( X ) No (   )

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes (   ) No (   )

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, par value $.01 - 7,116,059 shares at November 12, 1998.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three month periods ended September 30, 1998 and September 30, 1997 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements

1) Consolidated Condensed Statements of Operations for the three months ended September 30, 1998 and September 30, 1997.

2) The Consolidated Condensed Balance Sheets as of September 30, 1998 and June 30, 1998.

3) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1998 and September 30, 1997.

4)       Notes to Consolidated Condensed Financial Statement as of September
         30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                          September 30,
                                                                ----------------------------------
                                                                    1998                  1997
                                                                ------------          ------------
INCOME
     Interest and other income                                  $      4,219          $     20,283
                                                                ------------          ------------
                                                                       4,219                20,283

COST AND EXPENSES
     Research and development costs                                  348,634               208,654
     General and administrative expenses                             192,125               136,357
     Interest expense                                                  5,206                 3,493
                                                                ------------          ------------
                                                                     545,965               348,504
                                                                ------------          ------------

NET LOSS                                                        $   (541,746)         $   (328,221)
                                                                ============          ============

Basic and diluted loss per common share                         $      (0.08)         $      (0.05)
                                                                ============          ============

Weighted average common shares outstanding                         7,116,059             7,116,059
                                                                ============          ============

           See notes to consolidated condensed financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                September 30,           June 30,
                                                                    1998                  1998
                                                                ------------          ------------
                                                                (Unaudited)
ASSETS

Current Assets
     Cash and cash equivalents                                  $    577,787          $    656,139
     Other current assets                                            300,149               312,282
                                                                ------------          ------------
         Total current assets                                        877,936               968,421

Property, Plant and Equipment
     Leasehold improvements                                        2,001,875             1,947,310
     Equipment and furniture                                       2,511,334             2,342,273
     Construction in progress                                         49,530                48,655
                                                                ------------          ------------
                                                                   4,562,739             4,338,238
     Less accumulated depreciation                                  (341,574)             (253,387)
                                                                ------------          ------------
                                                                   4,221,165             4,084,851
                                                                ------------          ------------

                                                                $  5,099,101          $  5,053,272
                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                      $    332,184          $    752,312
     Current portion of long-term debt                                 2,863                 2,863
                                                                ------------          ------------
         Total current liabilities                                   335,047               755,175

Long-term debt, less current portion                                 163,457               160,043
Advances from parent                                               3,248,103             2,314,431

Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value. Authorized
         20,000,000 shares; issued and outstanding
         7,116,059 shares                                             71,160                71,160
     Additional paid-in capital                                    7,441,447             7,441,447
     Retained deficit                                             (6,517,812)           (5,976,065)
     Accumulated other comprehensive income                          357,699               287,081
                                                                ------------          ------------
        Total stockholders' equity                                 1,352,494             1,823,623
                                                                ------------          ------------

                                                                $  5,099,101          $  5,053,272
                                                                ============          ============

           See notes to consolidated condensed financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                          September 30,
                                                                ----------------------------------
                                                                    1998                  1997
                                                                ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $   (541,746)         $   (328,221)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation expense                                             81,667               122,747
Increase (decrease) relating to operating activities from:
     Other current assets                                             12,133                23,446
     Accounts payable and accrued expenses                          (420,128)             (311,971)
                                                                ------------          ------------
    Net cash used in operating activities                           (868,074)             (493,999)
                                                                ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property plant and equipment, net                       (217,981)              (30,209)
                                                                ------------          ------------
     Net cash used in investing activities                          (217,981)              (30,209)

CASH FLOWS FROM FINANCING ACTIVITIES

     Advances from parent                                            933,672                   807
                                                                ------------          ------------
Net cash provided by financing activities                            933,672                   807

Effect of foreign currency translation                                74,031              (125,331)
                                                                ------------          ------------

        Net decrease in cash                                         (78,352)             (648,732)

Cash - Beginning of Period                                           656,139             2,144,271
                                                                ------------          ------------

Cash - End of Period                                            $    577,787          $  1,495,539
                                                                ============          ============

           See notes to consolidated condensed financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE A - ORGANIZATION AND CONSOLIDATION

         Viragen (Europe) Ltd. ("VEL") and its subsidiary are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the accounts of VEL and its wholly owned subsidiaries, Viragen (Scotland) Ltd. ("VSL")and Viragen (Germany) GmbH, collectively known as the Company. VSL and VGG are private Scottish and German companies, respectively. All material intercompany accounts and transactions have been eliminated in consolidation. VEL is a majority-owned subsidiary of Viragen, Inc. ("Viragen").

         Certain reclassifications have been made to the fiscal 1998 Financial Statements to conform to the September 30, 1998 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended September 30, 1998 and September 30, 1997 include, in the opinion of management of the Company, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1999.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K for the year ended June 30, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE C - COMPREHENSIVE LOSS

                                                   Three Months Ended
                                                      September 30,
                                               -------------------------
                                                  1998            1997
                                               ---------       ---------

Net loss                                       $(541,746)      $(328,221)

Other comprehensive income (expense):
   Currency translation adjustment                70,618        (120,476)
                                               ---------       ---------

Total comprehensive loss                       $(471,128)      $(448,697)
                                               =========       =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, expected research and development expenditures, and related anticipated costs. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment dated April 18, 1997. You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological changes. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies, as well as the entry of new competitors into the market, could adversely affect the Company's financial condition and results of operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Through a fifteen-year license (the "License Agreement") granted by Viragen, VSL's ultimate parent, VSL secured certain rights to engage in the development, manufacture and distribution of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte derived multi-species interferon for various diseases that affect the human immune system. The License Agreement provides for two, automatic fifteen-year extensions. Pursuant to these rights, on July 20, 1995, VSL entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services ("SNBTS"), pursuant to which SNBTS, on behalf of VSL, would assist in the manufacture of VSL's product and upon regulatory approval with the distribution of the Product in the EU, in return for certain fees and additional rights (the "Scottish Agreement").

         SNBTS has committed to assist in the manufacture of Omniferon(TM), the Company's natural, human-leukocyte derived, alpha-interferon (the "Product") in sufficient scale to accommodate the EU clinical trials and may simultaneously engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS will also provide human leukocytes and cooperate with the Company in studies relevant to the Product and with eventual production, pre-clinical (currently underway) and clinical trials and distribution. Management considers it critical to the Company's operations and to planned clinical trials to have secured a sufficient qualified source of human leukocytes, a critical component in the manufacture of the Product. VSL commenced operations concurrent with the execution of its agreement with SNBTS.

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

         Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 Initial Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the License Agreement, the Initial Prepayment would have been refunded to VSL. The transfer of technology was deemed complete on November 1, 1997. The License Agreement has been further amended making the minimum annual licensing fee of $2,000,000 payable in monthly installments of $166,667, commencing on November 1, 1998.

         The Company commenced safety and preclinical trials of the Product in March 1998. The Company's present focus is the continued development of the Company's Product for the treatment of hepatitis B and C, Multiple Sclerosis, HIV/AIDS and Herpes. The entire process of research, development and EU regulatory approvals, if obtained, of a new biopharmaceutical product takes several years and requires substantial funding. The Company expects to obtain the necessary funding through direct investor capital contributions or through contributions from the Parent, Viragen, Inc. Management believes that following the completion of the Phase I Clinical Studies, scheduled to commence in the first calendar quarter of calendar 1999 and to be completed during the third quarter 1999, additional financing is expected to be more readily available. Viragen, Inc. is also raising additional capital which will also be available to fund operations of the Company. No assurances can be provided, however, that financing will be available on terms favorable to the Company and its stockholders.

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

         During the first fiscal quarter of 1999 and fiscal years ended June 30, 1998 and 1997 respectively, the Company expended approximately $218,000, $914,000 and $3,400,000 respectively, in property, plant and equipment primarily related to the continued development of its Scottish manufacturing facility. The Company had commitments for additional equipment purchases of approximately $ 194,000 at September 30, 1998.

         The Company anticipates additional future losses as it continues with safety and preclinical trials and enters the clinical trial phase scheduled to commence in March, 1999. Accordingly, Viragen has agreed to provide the Company the working capital necessary to fund operations through September 30, 1999. Advances from parent at September 30, 1998 and June 30, 1998 represent cash advanced by Viragen. Viragen has agreed to defer repayment of the intercompany advances through September 30, 1999. The amount is non-interest bearing. Viragen has also agreed to defer the $166,667 minimum monthly payments due under the Licensing Agreement that began November 1, 1998 until the Company is able to fund this obligation. Accordingly, management believes that its working capital currently on-hand and the additional capital to be provided by Viragen is adequate to maintain its Product development operations through September 30, 1999. Significant additional funding will be required to complete the clinical trials and administrative filings necessary to apply for final EU regulatory approvals. Management believes that such additional funding will be more readily available as the Company completes various phases of its clinical trials.

RESULTS OF OPERATIONS

         Income for the quarter ended September 30, 1998 of $4,219 represents interest earned on cash investments. The decline in interest income compared to the same quarter of the previous year reflects the reduction in principal invested between the periods resulting primarily from operational loses and expenditures associated with the establishment and equipping of the Company's laboratory and manufacturing facility in Scotland.

         Research and development costs for the first quarter of fiscal 1999 totaled $348,634, an increase of approximately $140,000 (67%) over the same period of the preceding year. This increase reflects increased costs associated with development and scale-up projects associated with the transfer of technology from the Company's parent, Viragen, relating to the Company's OMNIFERON(TM) product. Components of this increase include $62,200 in scientific salaries and support fees, increases in laboratory supplies expense of $75,000 and increased travel expenditures by scientific personnel associated with travel between Viragen, Inc.'s Florida facility and the Company's Scottish facility.

         General and administrative expenses totaled $192,125 for the quarter ended September 30, 1998 compared with $136,357 for the same period of the preceding year. This increase, representing a 41% increase between the periods, reflects an increase of $33,200 in the administrative salaries and support fees associated with establishment of the Company's laboratory and manufacturing facility in Scotland and related transfer of technology activities. The Company also incurred an increase in accounting and legal fees associated with increased operations totalling $18,600 over the same period in the prior year.

YEAR 2000

         The Company recognizes the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business, as well as the operations of third parties upon whom the Company is dependent. The Company relies heavily on computerized laboratory equipment both for its ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment in place in the Company's Scottish facility. In addition, the Company, through strategic alliance and supply agreements currently in place, is also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of Product produced for planned clinical trials and, subject to regulatory approval, for commercial scale production.

         The Company will utilize both internal and external resources to isolate and, as necessary, reprogram, update or replace hardware or software found to be non-Year 2000 compliant. The evaluation phase of the Company's Year 2000 compliance program. After evaluation of the third party responses, the Company will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

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

         The costs and projected completion dates of the Company's Year 2000 compliance program is based on management's best estimates and is dependant in large part upon compliance programs of external third parties or scientific equipment and software vendors over whom the Company has no direct control. Accordingly, the inability of the Company or critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on the Company's operations, product development, clinical trial or commercial manufacturing standpoint, negatively affecting its financial condition, results of operations and cash flows.

PART II - OTHER INFORMATION

Item 5.  Other Information

         The Company has received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") of its intention to delist the Company's Common Stock from Nasdaq based on non-compliance with certain quantitative listing criteria of Nasdaq. In particular, the Company did not have net tangible assets of at least $2 million at June 30, 1998, as reported in its Annual Report on Form 10-K. Nasdaq has raised issues as to whether certain revenues, licensing fees and royalties will be available in the future to sustain operations in the long-term. The Company has requested a hearing, and believes that it will be able to provide substantial arguments as to its ability to sustain operations including additional funding by its Parent, Viragen, Inc. and still satisfy Nasdaq quantitative criteria. However, there can be no assurance that Nasdaq will continue to list the Company's Common Stock.


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


                                             VIRAGEN (EUROPE) LTD.


                                             By:  /s/ Dennis W. Healey
                                                  -----------------------------
                                                  Dennis W. Healey
                                                  Executive Vice President and
                                                  Principal Financial Officer


                                             By:  /s/ Jose I. Ortega
                                                  -----------------------------
                                                  Jose I. Ortega
                                                  Controller and
                                                  Principal Accounting Officer

Dated:  November 12, 1998