Form 10-Q
period 1998-12-31
VIRAGEN EUROPE LTD
filed 1999-02-16
CIK 785081

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

         For the quarterly period ended - December 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ----   --------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes      No
                                                   ----   ----
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, par value $.01 - 11,127,146 shares at February 12, 1999.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three month and six month periods ended December 31, 1998 and 1997 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements

1) Consolidated Condensed Statements of Operations for the three months and six months ended December 31, 1998 and 1997.

2) The Consolidated Condensed Balance Sheets as of December 31, 1998 and June 30, 1998.

3) Consolidated Condensed Statements of Cash Flows for the three months and six months ended December 31, 1998 and 1997.

4)       Notes to Consolidated Condensed Financial Statements as of December 31,
         1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 5.    Other Information

Item 6.   Exhibits and Reports on Form 8-K
                     Exhibit 11 - Computation of Per Share Earnings
                     Exhibit 27 - Financial Data Schedule (for SEC use only)

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended                              Six Months Ended
                                                       December 31,                                   December 31,
                                        --------------------------------------------    ------------------------------------------
                                              1998                     1997                   1998                    1997
                                        ------------------      --------------------    ------------------     -------------------
INCOME
  Interest and other income               $     4,137               $     9,188           $     8,356               $    29,471
                                        ------------------      --------------------    ------------------     -------------------
                                                4,137                     9,188                 8,356                    29,471

COST AND EXPENSES
  Research and development costs              509,074                   285,598               857,708                   494,252
  General and administrative expenses         205,771                   318,953               397,896                   455,310
  Licensing fee                               333,333                 2,000,000               333,333                 2,000,000
  Interest expense                              3,684                     3,565                 8,890                     7,058
                                        ------------------      --------------------    ------------------     -------------------
                                            1,051,862                 2,608,116             1,597,827                 2,956,620
                                        ------------------      --------------------    ------------------     -------------------
NET LOSS                                  $(1,047,725)              $(2,598,928)          $(1,589,471)              $(2,927,149)
                                        ==================      ====================    ==================     ===================

Basic and diluted loss per common
   share                                  $    (0.15)               $     (0.37)             $  (0.22)                 $  (0.41)
                                        ==================      ====================    ==================     ===================


Weighted average common shares
   outstanding                             7,159,658                  7,116,059             7,137,858                 7,116,059
                                        ==================      ====================    ==================     ===================













            See notes to consolidated condensed financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                           December 31,                    June 30,
                                                                               1998                          1998
                                                                        --------------------           ------------------
                                                                            (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                                $ 594,837                    $ 656,139
     Other current assets                                                       241,439                      312,282
                                                                        --------------------           ------------------
         Total current assets                                                   836,276                      968,421

Property, Plant and Equipment
     Leasehold improvements                                                   1,976,274                    1,947,310
     Equipment and furniture                                                  2,469,428                    2,342,273
     Construction in progress                                                   145,049                       48,655
                                                                        --------------------           ------------------
                                                                              4,590,751                    4,338,238
     Less accumulated depreciation                                            (417,003)                     (253,387)
                                                                        --------------------           ------------------
                                                                              4,173,748                    4,084,851
                                                                        --------------------           ------------------

                                                                             $5,010,024                   $5,053,272
                                                                        ====================           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued expenses                                    $ 523,241                    $ 752,312
     Current portion of long-term debt                                            2,863                        2,863
                                                                        --------------------           ------------------
         Total current liabilities                                              526,104                      755,175

Licensing fee payable                                                           333,333                           --
Long-term debt, less current portion                                            157,531                      160,043
Advances from parent and affiliates                                             289,527                    2,314,431

Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value. Authorized
        20,000,000 shares; issued and outstanding
        11,127,146 and 7,116,059 shares at December 31,
        1998 and June 30, 1998, respectively                                    111,271                       71,160
     Additional paid-in capital                                              10,911,037                    7,441,447
     Retained deficit                                                       (7,565,537)                  (5,976,065)
     Accumulated other comprehensive income                                     246,758                      287,081
                                                                        --------------------           ------------------
        Total stockholders' equity                                            3,703,529                    1,823,623
                                                                        --------------------           ------------------

                                                                             $5,010,024                   $5,053,272
                                                                        ====================           ==================






            See notes to consolidated condensed financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                      -------------------------------------------------
                                                                             1998                         1997
                                                                      --------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(1,589,471)                  $(2,927,149)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation expense                                                    165,807                       164,151
Increase (decrease) relating to operating activities
   from:
     Prepaid licensing fee                                                        --                     2,000,000
     Other current assets                                                     70,843                       (34,786)
     Other assets                                                                 --                        (9,819)
     Accounts payable and accrued expenses                                  (229,072)                     (503,851)
     Licensing fee payable                                                   333,333                            --
                                                                      --------------------         --------------------
     Net cash used in operating activities                                (1,248,560)                   (1,311,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property plant and equipment, net                               (254,704)                     (447,697)
                                                                      --------------------         --------------------
     Net cash used in investing activities                                  (254,704)                     (447,697)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                               (2,512)                           --
     Advances from parent and affiliates                                   1,484,797                       335,533
                                                                      --------------------         --------------------
Net cash provided by financing activities                                  1,482,285                       335,533

Effect of foreign currency translation                                       (40,323)                      (35,078)
                                                                      --------------------         --------------------

        Net decrease in cash                                                 (61,302)                   (1,458,696)

Cash - Beginning of Period                                                   656,139                     2,144,271
                                                                      --------------------         --------------------

Cash - End of Period                                                       $ 594,837                     $ 685,575
                                                                      ====================         ====================







            See notes to consolidated condensed financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

         Certain reclassifications have been made to the fiscal 1998 Financial Statement to conform to the December 31, 1998 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months and six months ended December 31, 1998 and December 31, 1997 include, in the opinion of management of the Company, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1999.

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

NOTE C - CAPITAL STOCK

         On December 31, 1998, Viragen contributed to capital $3,509,701 in intercompany advances to the Company for additional common shares of VEL. The contribution resulted in the issuance of 4,011,087 shares to Viragen at $0.875 per share, the closing price on December

31, 1998, as reported by the NASDAQ Stock Market. Viragen's ownership interest in the Company was increased to 81% following the capital contribution.

NOTE D - COMPREHENSIVE LOSS

                                                   Three Months Ended                              Six Months Ended
                                                      December 31,                                   December 31,
                                        -----------------------------------------    ---------------------------------------------
                                               1998                  1997                  1998                     1997
                                        -------------------    ------------------    ------------------    -----------------------
Net loss                                      $(1,047,725)          $(2,598,928)         $(1,589,471)         $(2,927,149)
Other comprehensive income (expense):
     Currency translation adjustment             (110,941)                86,426             (40,323)              (34,050)
                                        -------------------    ------------------    ------------------    -----------------------

Total comprehensive loss                      $(1,158,666)          $(2,512,502)         $(1,629,794)         $(2,961,199)
                                        ===================    ==================    ==================    =======================


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, expected research and development expenditures, and related anticipated costs. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment on Form S-3 (Registration No. 333-7303) dated April 18, 1997. You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Reports to the Stockholders.

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

         The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any future patent, if any, owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned, if any, by the Company.

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

         SNBTS has committed to assist in the manufacture of OMNIFERON(TM), the Company's natural, human-leukocyte derived, alpha-interferon (the "Product"), in sufficient scale to accommodate the EU clinical trials and may simultaneously engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS will also provide human leukocytes and cooperate with the Company in studies relevant to the Product and with preclinical (recently completed) and clinical trials, as well as eventual production and distribution. VSL commenced operations concurrent with the execution of its agreement with SNBTS.

         Management considers it critical to the Company's operations and to planned clinical trials to have secured a sufficient qualified source of human leukocytes, a critical component in the manufacture of the Product. During fiscal 1998, the Company received notification that due to concerns over the possible presence of New Variant Creutzfelt-Jacob Disease ("nvCJD"), also known as Mad Cow Disease, in the UK blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the Scottish Agreement, would not be approved for use in the Company's planned clinical trials or potential commercial production until the European regulatory authorities are satisfied that the risk of nvCJD contamination of any product using these leukocytes had been minimized. The Company intends to utilize leukocytes produced in Germany under Viragen's German contractual arrangements, as well as other approved sources to continue with its planned clinical trials and possibly the commencement of commercial scale production, if needed.

         The Company's German subsidiary, VGG, was established during fiscal 1998, to facilitate possible future expansion into Germany. Currently, VGG has no operations.

         Currently, the Company believes that its foreign currency risk is not material. At the present time, the Company does not have sales revenue or related receivables. Also, the Company does not purchase foreign currencies on a regular basis. Transfers of funds to its foreign subsidiaries are performed infrequently, in large sums, at the then-current exchange rates.

         The Company was not impacted by the EU's adoption of the "Euro" currency. The Company's foreign operations are located in Edinburgh, Scotland, and the United Kingdom did not participate in the adoption of the Euro. The United Kingdom does not have a scheduled date for the eventual adoption of the Euro.

         Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the License Agreement was modified such that the $2,000,000 Initial Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The License Agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the License Agreement, the Initial Prepayment would have been refunded to VSL. The transfer of technology was deemed complete on November 1, 1997, and the Company expensed the entire prepayment on that date. The License Agreement has been further amended making the minimum annual licensing fee of $2,000,000 payable in monthly installments of $166,667, commencing on November 1, 1998.

         The Company commenced safety and preclinical trials of the Product in March 1998. These trials were concluded in December 1998. The Company anticipates receipt of the final preclinical study results in March 1999. The Company's present focus is the continued development of the Company's Product for the treatment of hepatitis B and C, Multiple Sclerosis, HIV/AIDS and Herpes. The entire process of research, development and EU regulatory approvals, if obtained, of a new biopharmaceutical product takes several years and requires substantial funding. The Company expects to obtain the necessary funding through direct investor capital contributions or through contributions from the Parent, Viragen, Inc. Management believes that following the completion of the Phase I Clinical Studies, scheduled to commence in the second calendar quarter of 1999 and to be completed during the third quarter 1999, additional financing is expected to be more readily available. Viragen, Inc. is also in the process of raising additional capital, which will also be available to fund operations of the Company. No assurances can be provided, however, that financing will be available on terms favorable to the Company and its stockholders.

         Additional funding will be required to complete the clinical trial process relating to OMNIFERON both in the EU and the US prior to receiving regulatory approvals to market the Product. Anticipated funding requirements related to the approval of the Company's OMNIFERON product for Hepatitus C, the first approval being sought by the Company, include: Phase I and Phase II trials -- #3.2 million and Phase III studies -- $9.1 million.

         In November 1998, the Company signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for OMNIFERON. AGC's designated territories include Saudi Arabia, Kuwait, Yemen, Oman, UAE, Brunei and other Middle Eastern countries, as well as India and Pakistan. The agreement calls for AGC to purchase a minimum of $20 million of OMNIFERON over five years commencing with, and subject to, AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and the Company's receipt of the requisite regulatory approval, following successful completion of Phase I Clinical Studies, to export OMNIFERON from its commercial manufacturing facility in Edinburgh, Scotland. The purchase minimums will be secured by a $1 million irrevocable revolving letter of credit. These minimums increase significantly upon the Company and Viragen obtaining regulatory approval for commercialization of OMNIFERON in the United States and/or Europe.

         Under the terms of the agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of OMNIFERON in its designated territories and all subsequent sales, marketing and distribution activities. The agreement also calls for AGC to build, own and operate, at its own expense, a GMP pharmaceutical distribution facility in a mutually agreeable location within the territory. It is expected that AGC will initially focus on the Company's natural alpha interferon for hepatitis B and C, diseases which are at epidemic proportions in the designated territories.

         During the first six months ended December 31, 1998 and the fiscal years ended June 30, 1998 and 1997 respectively, the Company expended approximately $255,000, $914,000 and $3,400,000, respectively, in property, plant and equipment primarily related to the continued development of its Scottish manufacturing facility. The Company had commitments for additional equipment purchases of approximately $ 100,000 at December 31, 1998.

         The Company anticipates additional future losses as it enters the clinical trial phase scheduled to commence in the second calendar quarter of 1999. Accordingly, Viragen has agreed to provide the Company the working capital necessary to fund operations at least through calendar 1999. Advances from parent and affiliates at December 31, 1998 and June 30, 1998 represent cash advanced by Viragen and its subsidiaries. Viragen has agreed to defer repayment of the intercompany advances through December 31, 1999. The amount is non-interest bearing. On December 31, 1998, Viragen also contributed to capital approximately $3,510,000 in intercompany advances in exchange for additional equity (4,011,087 common shares) in the Company. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the Licensing Agreement that began November 1, 1998 until the Company is able to fund this obligation. Accordingly, management believes that its working capital currently on-hand and the additional capital to be provided by Viragen is adequate to maintain its Product development operations through December 31, 1999. Significant additional funding will be required to complete the clinical trials and administrative filings necessary to apply for final EU regulatory approvals. Management believes that such additional funding will be more readily available as the Company completes various phases of its clinical trials.

RESULTS OF OPERATIONS

         Income for the six months ended December 31, 1998 of $ 8,356 represents interest earned on cash investments. The decline in interest income compared to the same period of the previous year reflects the reduction in principal invested between the periods resulting primarily from operational loses and expenditures associated with the establishment and equipping of the Company's laboratory and manufacturing facility in Scotland.

         Research and development costs for the first half of fiscal 1999 totaled $857,708, an increase of approximately $363,456 (74 %) over the same period of the preceding year. This increase reflects increased costs associated with development and scale-up projects associated with the transfer of technology from the Company's parent, Viragen, relating to the Company's OMNIFERONTM product. Components of this increase include an increase of $102,000 in scientific salaries and support fees, increases in laboratory supplies expense of $158,000 and increases in repairs and maintenance expenses associated with plant equipment totaling $60,000.

         Research and development costs for the quarter ended December 31, 1998 totaled $509,074 compared with $285,598 for the same period of the preceding year. This increase, reflecting a 78% increase between the periods, was due primarily to an increase in process scale-up efforts being conducted in the Company's Scottish manufacturing facility. Components of this increase include an increase in laboratory supplies expense of $84,000, increased scientific salaries and related fees of $78,000 and an increase in related equipment maintenance fees of $41,000.

         General and administrative expenses totaled $397,896 for the six months ended December 31, 1998 compared with $ 455,310 for the same period of the preceding year. This decrease of $57,000 (12.6%) was attributable primarily to negotiated decreases in property taxes relating to the Company's Scottish facility. Property taxes were $59,000 lower during the six months ended
December 31, 1998, than the same period in the preceding year. The Company also realized a decrease in legal fees totaling $21,000 during the first half of fiscal 1999. This decrease is attributable to the settlement of litigation during the prior year. These decreases were offset by increases of approximately $10,000 in salaries and accounting fees.

         General and administrative expenses totaled $205,771 for the second quarter of the current year, decreasing $113,182 (35%) from the second quarter of the prior year. This decrease reflected a negotiated reduction in property taxes associated with the Company's Scottish facility of approximately $59,000, a reduction in accounting fees of $13,000 and a decrease in legal fees of $20,000 reflecting the settlement of certain litigation active in the prior year and a decrease in contract negotiations.

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

         The Company has contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to its ongoing operations to discuss and evaluate their own compliance programs. After evaluation of third party responses during the quarter ended March 1999, the Company will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

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

PART II - OTHER INFORMATION

Item 5. Other Information

The Company had received notice from the Nasdaq Stock Market, Inc. (Nasdaq") of its intention to delist the Company's Common Stock from the NASDAQ SmallCap Market based on non-compliance with certain quantitative listing criteria of Nasdaq. In particular, the Company did not have net tangible assets of at least $2 million at June 30, 1998, as reported in its Annual Report on Form 10-K. The Company had requested a hearing, and based on that hearing, was granted a temporary exception from the minimum net tangible assets and minimum bid requirements subject to certain conditions. The Company must meet a net tangible asset minimum of $5.5 million, as reflected in an SEC filing, by March 15, 1999. Also, the Company must have achieved a minimum closing bid price of at least $1.00 per share by April 30, 1999 and immediately thereafter, the Company's closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive trading days. While management of the Company believes it can meet these conditions, there can be no assurance that these requirements can be met or maintained for the periods required.

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


                                           VIRAGEN (EUROPE) LTD.



                                           By: /s/ DENNIS W. HEALEY
                                               --------------------------------
                                               Dennis W. Healey
                                               Executive Vice President and
                                               Principal Financial Officer




                                          By: /s/ JOSE I. ORTEGA
                                              ---------------------------------
                                              Jose I. Ortega
                                              Controller and
                                              Principal Accounting Officer


Dated:  February 12, 1999