Form 10-Q/A
period 1997-12-31
VIRAGEN EUROPE LTD
filed 1999-04-07
CIK 785081

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Position and Results of Operations" including expected product clinical trial introductions, expected research and development expenditures, and related anticipated costs. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 (No. 333-7303) declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment on Form S-3 (No. 333-7303) dated April 18, 1997. You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.


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


         The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technology innovation. While Viragen has recently filed two patent applications related to Omniferon, there can be no assurance that the steps taken by the Company or Viragen to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any future patent owned by the Company or Viragen will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's or Viragen's future patent applications will be issued with the scope of the claims sought by the applicant, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents, if any, owned by the Company or Viragen.

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


         Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 Initial Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the agreement the Initial Prepayment would have been refunded to VSL. The technology transfer was completed on November 1, 1997, and the prepaid licensing fee was fully expensed at that time. This accounting treatment is consistent with SFAS No. 2, "Accounting for Research and Development Costs," as the Company is in the process of obtaining EU regulatory approval for marketing the licensed technology. The approval process entails performing preclinical and clinical research.




         In November 1996, the Company executed a five-year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 10,000 sq. ft., contains the Company's European laboratory and production facilities. Monthly rental for the facility is 7,109 UK Pounds or approximately US$11,500 subject to adjustment for common area maintenance charges. The lease provides for four-five year extensions at the option of the Company. Other augmenting productive assets, such as filling, packing, and storage equipment, located within the SNBTS facility are available, on a fee basis, to the Company under the Scottish Agreement.

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


Dated:  April 5, 1999