Form 10-Q/A
period 1998-03-31
VIRAGEN EUROPE LTD
filed 1999-04-07
CIK 785081

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


         In November 1996, the Company executed a five-year lease agreement in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 10,000 sq. ft., contains the Company's European laboratory and production facilities. Monthly rental for the facility is 7,109 UK Pounds or approximately US$11,500 subject to adjustment for common area maintenance charges. The lease provides for four-five year extensions at the option of the Company. Other augmenting productive assets, such as filling, packing and storage equipment, located within the SNBTS facility are available on a fee basis to the Company under the Scottish Agreement.

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

Dated:  April 5, 1999