Form 10-K405/A
period 1998-06-30
VIRAGEN EUROPE LTD
filed 1999-04-07
CIK 785081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A

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

                         COMMISSION FILE NUMBER 0-17827
                             ---------------------
                             VIRAGEN (EUROPE) LTD.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      11-2788282
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporated or organization)                       Identification No.)

       865 SW 78TH AVENUE, SUITE 100,
             PLANTATION, FLORIDA                                   33324
                                                                (Zip Code)
  (Address of principal executive offices)

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

     As of September 21 1998, the Company had outstanding 7,116,059 shares of common stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VIRAGEN (EUROPE) LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1998

                                                                        PAGE
                                                                        ----
                                   PART I

 Item 1.  Business....................................................    1

 Item 2.  Properties..................................................    8

 Item 3.  Legal Proceedings...........................................    9

 Item 4.  Submission of Matters to a Vote of Security Holders.........    9

                                  PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   10

 Item 6.  Selected Financial Data.....................................   10

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11

 Item 8.  Financial Statements and Supplementary Data.................   15

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   15

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   16

Item 11.  Executive Compensation......................................   18

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   20

Item 13.  Certain Relationships and Related Transactions..............   21

                                  PART IV

Item 14.  Exhibits and Reports on Form 8-K............................   22

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

     In November 1997, Viragen (Germany) GmbH ("VGG"), a German corporation, was formed to conduct operations on behalf of the Company in Germany, primarily the acquisition of buffycoats. In March 1998, VGG entered into an agreement with the German Red Cross providing it with access to buffycoats, under which agreement, a limited number have been supplied for testing purposes. Currently, VGG has no other operations.

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

     On July 20, 1995, VSL entered into a License and Manufacturing Agreement (the "Scottish Agreement") with the Common Services Agency of Scotland ("the Agency"), an agency acting on behalf of the SNBTS. The Agency has agreed to participate in the manufacture and supply of VSL's natural human interferon product, Omniferon for exclusive distribution within the EU and non-exclusively worldwide (excluding the United States and its territories) in return for certain fees and preferential access to the Product for Scottish and UK patients at a preferential price. The Scottish Agreement provides that the Agency will provide the Company with the services of skilled technicians, scientists and regulatory compliance expertise, and the Company will reimburse the Agency for the cost of these services. In addition, the Agreement further provides that once in production, the Agency is entitled to their costs plus an additional 25% for product manufactured for clinical trials, cost plus 40% on product manufactured for sale prior to the new drug application approval, and cost plus 50% for product manufactured following regulatory approval. It was considered critical to VSL's operations and to planned clinical trials to secure a sufficient qualified source of human source leukocytes, a critical component in the manufacture of the Product. VSL was a newly formed corporation which commenced operation concurrent with the execution of its agreement with SNBTS.

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

CLINICAL TRIALS

     The Company commenced safety and preclinical studies of the Product in March 1998, however in order to commence clinical trials, the EU regulatory authorities must approve the Scottish manufacturing facility, method and techniques of manufacture, as delineated in Standard Operating Procedures ("SOPs") and the parameters of the clinical trials. Viragen, on behalf of the Company and VSL, has engaged recognized consultants including Inveresk Research, a recognized international contract research organization and the Regulatory Affairs department within SNBTS. Both of these organizations have extensive experience in the EU regulatory approval process. SNBTS will provide its best efforts, working in conjunction with the Company, to obtain a UK current Good Manufacturing Practices ("cGMP") manufacturing license and subsequent Product approval. At such time as a manufacturing license is obtained for the Product, Viragen may then seek U.S. FDA manufacturing approval of the Scottish manufacturing facility. There can be no assurance that the EU regulators will approve the manufacturing facility or permit clinical testing and distribution of the Product within the EU, or that the FDA will license or approve the Scottish manufacturing facility or the Product for clinical trials and subsequent distribution in the United States.

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

     Clinical studies suggest that there may be significant therapeutic differences between the use of Natural Interferon and Synthetic Interferon. Viragen has been advised that studies have found that treatment with Synthetic Interferon in certain cases may cause an immunological response (the production by the human immune system of neutralizing and/or binding antibodies) that reduces the effectiveness of the treatment or which may cause adverse side effects. The Company believes that the production of neutralizing and/or binding antibodies will be virtually non-existent in patients treated with Natural Interferon. This belief is supported by published scientific data and evaluation of side effect profiles resulting from the Company's limited studies. Furthermore, primarily due to other differences including dosage requirements (less of the natural product may be required to treat the subject diseases), the side effects of treatment with Natural Interferon, in certain instances, may be less severe.

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

APPLICATIONS OF INTERFERON

     Human leukocyte interferon is a naturally occurring protein which serves to enhance the body's immune response to certain viral infections. The Company believes interferons can arrest the progress of certain viral based infections, reducing symptoms and disease related complications with a minimum of side effects.

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

  Multiple Sclerosis

     In 1988, following State of Florida regulatory approval for use of the Viragen's product by HRS for the treatment of multiple sclerosis, Viragen entered into a research agreement with the University of Miami School of Medicine, Department of Neurology Multiple Sclerosis Center. Pursuant to the 499 Program this study was a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon(TM), Viragen's first generation of natural human-leukocyte derived interferon product. The study was conducted on a double-blind basis with certain patients receiving different dosage levels of Alpha Leukoferon and certain patients receiving a placebo. The study terminated in mid-1992. Published information on these trials indicated that, in many cases, the Company's interferon product provided favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic progressive MS. The Principal Investigator for this study authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of Viragen's Alpha Leukoferon product in the treatment of various types of multiple sclerosis. The abstract titled Stabilization of Relapsing-Remitting and Progressive Multiple Sclerosis with Natural Interferon Alpha: A Preliminary Trial was published in the Annals of Neurology, the official journal of the American Neurological Association in 1994. An additional article was published by the investigators and the Company titled Natural Alpha Interferon in Multiple Sclerosis: Results of Three Preliminary Series appearing in the Journal of International Medical Research in 1996.

  Chronic Myelogenous Leukemia

     Chronic Myelogenous Leukemia ("CML") is one of a group of diseases called myeloproliferative disorders and is usually recognized by a distinctive cytogenetic abnormality, the Philadelphia Chromosome. The current treatment for CML is high dose chemotherapy with bone marrow transplantation. Interferon Therapy has emerged as a possible effective initial treatment in this disease affecting both the presence of Leukemia cells as well as the number of bone marrow cells having the Philadelphia Chromosome.

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

     In March 1996, Viragen in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from HRS under Florida's Investigational Drug Program to conduct an investigational study in Florida of Viragen's natural human alpha interferon product, Alpha Leukoferon, for the treatment of HIV/AIDS in hemophiliacs. Viragen entered into an agreement with Quantum Health Resources, Inc., ("Quantum") which provided to Viragen $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study commenced in March 1996, pursuant to which 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. A report by a contract research organization detailing the final results of this study is expected in April 1999.

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

INTELLECTUAL PROPERTY

     Viragen has recently made substantial advances in its technology and has recently filed two patents relative to certain production techniques. In July 1995, all of the patented and proprietary technology relating to the Product owned by Viragen was subsequently transferred to its wholly-owned subsidiary, VTI, and ultimately licensed to the Company.

     Under this License Agreement between the Company and Viragen, the Company was granted exclusive rights to Viragen's proprietary technologies, including those technologies covered by patent, including future patents, for all countries comprising the European Union. In addition, the Agreement granted the Company the non-exclusive rights to Viragen's technology throughout the world, excluding the United States and its territories. The Agreement further provides that the Company will pay Viragen a royalty ranging from 10% to 5% sales, with a minimum of $2 million per year, subsequently modified to approximately $167,000 per month. The minimum royalty payment has been deferred by Viragen until such time as the Company has the necessary cash flow to meet this payment. This Agreement has an initial term of 15 years which automatically renews for two successive 15 year periods.

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

COMPETITION

     Competition in the immunological and pharmaceutical products industry is intense. Competitors include major pharmaceutical companies, some of which have already marketed genetically engineered alpha and beta interferon products for various diseases and many of which have or plan to expand further into modern biotechnology. Several large Companies including Hoffman-La Roche, Inc., Schering-Plough Corporation, Glaxo-Wellcome, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for the treatment of certain cancers, viral infections, MS, HIV/AIDS and hepatitis. Competition is expected to increase in the future based upon the perceived potential commercial applications for such products. Many of the Company's competitors have existing programs, more experience in research, development and clinical testing of pharmaceutical products, and substantially greater financial, marketing and human resources than the Company. In addition to the manufacturers of Synthetic Interferons, Interferon Sciences, Inc., a domestic manufacturer of Natural Interferon received FDA approval in 1989 to sell, in injectable form, their natural interferon product for genital warts. They continue to conduct FDA sanctioned clinical trials for additional indications.

     The Company believes that competition is also based on production ability, technological superiority and administrative and regulatory expertise in obtaining governmental approvals for testing, manufacturing and marketing of the Product.

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. The Company's ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. The Company is not presently a competitive factor in revenue participation in the biopharmaceutical industry.

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

     In July 1994, an action was filed in the Circuit Court of Dade County, Florida against the Company (then named Sector Associates, Ltd.) alleging that Sector Associates, Ltd., prior to the reverse acquisition by Viragen and VSL, mishandled payment of amounts due to Roy Woods, a secured creditor (ROY WOODS AS TRUSTEE V. SECTOR ASSOCIATES, LTD.). Specifically, the suit alleges (i) that Sector collected certain receivables of Drew Communications Group, Inc. in which the Plaintiff held a security interest, and (ii) that Sector had a duty as a stockholder to liquidate Drew Communications Group, Inc. for the benefit of the creditors. The suit seeks recovery of damages in the amount of $200,000 plus an additional unspecified monetary amount. The Company has denied the claim and has filed a counterclaim. In addition, Mr. George Levin of Miami, FL, a former principal stockholder of Sector Associates, Ltd., is obligated and has agreed to indemnify the Company in this matter and has assumed responsibility for defense of this lawsuit. Based on the nature of the damages alleged, as well as the indemnification received from the stockholder defending the lawsuit, management does not believe that the litigation will result in a material liability to the Company.

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

                                                                HIGH      LOW
1997-1998 PERIOD                                                ----      ---
First Quarter ended 09/30/97................................   6  1/4      4
Second Quarter ended 12/31/97...............................   7  3/8      1  7/8
Third Quarter ended 03/31/98................................   5  5/32     1  15/16
Fourth Quarter ended 06/30/98...............................   4           3

1996-1997 PERIOD
First Quarter ended 09/30/96................................  25  1/2     14
Second Quarter ended 12/31/96...............................  19          13  1/2
Third Quarter ended 03/31/97................................  17  1/2     12  1/4
Fourth Quarter ended 06/30/97...............................  13           4  3/8

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

     Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2 (No. 333-7303) declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment on Form S-3 (No. 333-7303) dated April 15, 1997. You should also consult updated risk factors, which will be listed from time to time in future Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Stockholders issued by the Company.

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

     The Company's future success depends in part upon its intellectual property, including future patents, trade secrets, know-how and continuing technology innovation. While Viragen has recently filed two patent applications related to Omniferon, there can be no assurance that the steps taken by the Company or Viragen to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company or Viragen, in the future, will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's or Viragen's future patent applications will be issued with the scope of the claims sought by the applicant, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around possible patents owned by the Company or Viragen.

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

     Pursuant to the provisions of the License Agreement between VSL and Viragen, a $2,000,000 Initial Prepayment and Deposit was paid to Viragen in June 1997. In September 1997, VSL and Viragen mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 Initial Prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the Agreement, the Initial Prepayment would have been refunded to VSL. The technology transfer was completed on November 1, 1997, and the prepaid licensing fee was fully expensed, at that time. This accounting treatment is consistent with SFAS No. 2, "Accounting for Research and Development Costs," as the Company is in the process of obtaining EU regulatory approval for marketing the licensed technology. The approval process entails performing preclinical and clinical research.

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

     The Company has contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to its ongoing operations to discuss and evaluate their own compliance programs. After evaluation of third party responses during the quarter ended March 31, 1999, the Company will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                     SERVED AS
                                                                                   OFFICER AND/OR
                                                                                      DIRECTOR
NAME                                   AGE        POSITION WITH THE COMPANY            SINCE
----                                   ---        -------------------------        --------------
Gerald Smith.........................  68   Chairman of the Board                       1995
                                            President                                   1995
                                            Director of Viragen (Scotland)              1995
                                            Limited
Robert H. Zeiger.....................  54   Former Executive Officer                    1996
                                            Former Operating Officer                    1996
                                            Director of Viragen (Scotland)              1995
                                            Limited
Dr. Jay Sawardeker...................  60   Chief Executive Officer                     1998
                                            Director                                    1997
Dennis W. Healey.....................  50   Executive Vice President                    1996
                                            Treasurer, Secretary and Director           1996
                                            Director of Viragen (Scotland)              1995
                                            Limited
                                            Director                                    1996
Dr. Magnus Nicolson..................  38   Managing Director of Viragen                1996
                                            (Scotland) Limited
                                            Director                                    1997

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

     ROBERT H. ZEIGER was appointed a Director, Chief Executive Officer and Chief Operating Officer of the Company in January, 1996, holding these positions until August 6, 1998 when Dr. Jay Sawardeker was appointed to the position of Chief Executive Officer and Dr. D. Magnus Nicolson was appointed to the position of Chief Operating Officer. Mr. Zeiger has also served as a Director of Viragen (Scotland) Limited, a wholly-owned subsidiary of the Company since April, 1995 and a Director of Viragen, Inc., the majority stockholder of the Company, since June, 1995. From 1985 to 1994, Mr. Zeiger was employed by Glaxo, Inc., a pharmaceutical manufacturer serving as Vice President and General Manager of Glaxo Pharmaceuticals

Division (1991 to 1994). He has also served as Vice President and General Manager of the Allen & Hansbury Division, and Vice President and General Manager of the Dermatology Division (1985 to 1988). On July 31, 1998, Mr. Zeiger resigned for health reasons his positions as Chief Executive Officer, Chief Operating Officer, Director of the Company and Director of VSL, effective September 30, 1998. He also resigned as Chief Executive Officer of Viragen and will remain on the Viragen Board of Directors as Vice Chairman, Senior Pharmaceutical Advisor to the Board and a member of the Executive Committee of the Board of Directors.

     JAY SAWARDEKER, PH.D., was appointed Chief Executive Officer of the Company in August, 1998. Dr. Sawardeker serves as the Chief Operating Officer of Viragen, after having joined Viragen in 1996 as Executive Vice President-Technical Affairs. For over 25 years prior to joining Viragen, Dr. Sawardeker had served in various pharmaceutical senior technical management capacities, primarily with the Glaxo Holdings organization. Most recently, he served as Corporate Vice President -- Worldwide Quality Assurance for Glaxo Holdings, from 1991 to 1995. Between 1981 and 1990, he served as Corporate Vice President -- Technical Operations; Vice President -- Manufacturing; and Vice President -- Quality Assurance of Glaxo, Inc. Dr. Sawardeker also previously served as Director of QA for the Whitehall Laboratories division of American Home Products and Group Manager of QA for the Ortho Pharmaceutical division of Johnson & Johnson prior to joining Glaxo, Inc. in 1981.

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

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL    RESTRICTED                        ALL OTHER
                                                        COMPEN-     STOCK      OPTIONS/    LTIP      COMPEN-
NAME AND PRINCIPAL POSITION   YEAR    SALARY    BONUS   SATION      AWARD      SARS(#)    PAYOUTS    SATION
---------------------------   ----   --------   -----   -------   ----------   --------   -------   ---------
Gerald Smith(1).............  1998   $ 69,615    --       --         --             --      --           --
  Chairman of Board and       1997      2,923    --       --         --             --      --           --
  President                   1996         --    --       --         --             --      --       60,750
Robert H. Zeiger(2).........  1998   $  9,616    --       --         --             --      --           --
  Chief Executive Officer     1997         --    --       --         --             --      --           --
  and Director                1996         --    --       --         --             --      --       60,750
Jay Sawardeker..............  1998         --    --       --         --             --      --           --
  Chief Executive Officer     1997         --    --       --         --             --      --           --
  and Director                1996         --    --       --         --             --      --           --
Dennis W. Healey(3).........  1998   $ 53,654    --       --         --             --      --           --
  Exec. Vice Pres., Chief
  Fin. Officer Secretary,     1997     64,982    --       --         --             --      --           --
  Treasurer and Director      1996         --    --       --         --             --      --       60,750
D. Magnus Nicolson(4).......  1998   $100,054    --       --         --         75,000      --           --
  Chief Executive Operating   1997     83,080    --       --         --             --      --           --
  Officer and Director        1996     18,562    --       --         --         50,000      --           --

---------------

(1) Mr. Smith became the Chairman of the Board, Chief Executive Officer, President and a Director of the Company on December 8, 1995, pursuant to the Company's Agreement and Plan of Reorganization by, between and among the Company, Viragen, Inc., and Viragen (Scotland) Limited. Mr. Smith entered into a two-year employment agreement with the Company on March 1, 1997, provided for an annual salary of $10,000 and $20,000 for the first and second years, respectively. This agreement was amended on July 3, 1997, providing for an annual salary of $72,000 for the year ended June 30, 1998 and $82,000 for the period from July 1, 1998 through February 28, 1999.
(2) Mr. Zeiger was appointed a Director and Chief Executive Officer which position was relinquished by Mr. Smith , Chairman of the Board of Directors and President. On July 31, 1998, Mr. Zeiger resigned for health reasons his position as Chief Executive Officer and a Director of the Company, effective September 30, 1998.
(3) Mr. Healey serves as Executive Vice President, Chief Financial Officer, Secretary and a Director of the Company. On July 30, 1996 the Company entered into a two-year employment agreement with Mr. Healey providing for a salary of $14,200 for the two month period ending September 30, 1996 and $85,000 for the period October 1, 1996 to September 30, 1997. On March 1, 1997, Mr. Healey entered into a revised employment agreement to run concurrent with Mr. Smith's, superceding all previous agreements. This agreement as amended on July 3, 1997 provided for a salary of $31,700 for the four month period ending June 30, 1997, $52,000 per annum for the year ended June 30, 1998 and $57,000 per annum for the eight month period ending February 28, 1999.
(4) Dr. D. Magnus Nicolson serves as the Managing Director of Viragen (Scotland) Ltd., a Director and on August 6, 1998, was appointed Chief Operating Officer of the Company. On April 6, 1996 Dr. Nicolson entered into a two-year employment agreement, providing for a salary of $74,250 per annum prorated over the first six month period of the agreement and further provided for an annualized increase of $8,250 to be prorated during each of the three subsequent six month periods thereafter and options to acquire 50,000 shares of Common Stock of the Company at $7.00 per share. On September 4, 1997,

    Dr. Nicolson's employment agreement was amended and extended through March 31, 2000, providing for an annual salary of $107,000 and $115,000 for the first and second years, respectively, options to acquire 75,000 shares of Common Stock of the Company exercisable at $5.72 per share and reimbursement of automobile and related expenses during the term of the agreement.

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

                                                   NUMBER OF      % OF TOTAL
                                                   SECURITIES    OPTIONS/SARS
                                                   UNDERLYING     GRANTED TO    EXERCISE OR
                                                  OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                                               GRANTED(#)    FISCAL YEAR    ($/SHARES)       DATE
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

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1998 FISCAL YEAR END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED IN THE
                                          VALUE REALIZED                                   MONEY OPTION AT FY-END
                                           MARKET PRICE       NUMBER OF UNEXERCISED           (BASED ON FY-END
                              SHARES       AT EXERCISE          OPTIONS AT FY-END             PRICE OF $/SHARE)
                             ACQUIRED       LESS PRICE     ---------------------------   ---------------------------
NAME                        ON EXERCISE    EXERCISABLE     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------------   -----------   -------------   -----------   -------------
Gerald Smith..............        --             --              --             --           --             --
Robert H. Zeiger..........        --             --              --             --           --             --
Jay Sawardeker............        --             --              --             --           --             --
Dennis W. Healey..........        --             --              --             --           --             --
D. Magnus Nicolson........        --             --          50,000         75,000           $0             $0

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

                                                                 AMOUNT
                                                               NATURE OF
                                                               BENEFICIAL    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP(1)    CLASS(2)
------------------------------------                          ------------   ----------
Viragen, Inc.(3)............................................   5,000,000        70.3%
Gerald Smith(4).............................................     100,000         1.4
Jay Sawardeker(5)...........................................          --          --
Dennis W. Healey(6).........................................     100,000         1.4
Dr. Magnus Nicolson(7)......................................     125,000         1.7
Officers and Directors as a Group (4 persons)...............     325,000         4.6

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

     On July 12, 1995 VSL entered into a License Agreement ("Agreement") with Viragen and VTI granting VSL rights to certain proprietary technology, including the right to manufacture and distribute the Company's Omniferon product. Pursuant to the terms of the Agreement, VSL is obligated to pay an annual licensing fee equal to the greater of (i) $2,000,000 or (ii) 10% of VSL's gross revenues until such time as total licensing payments of $18 million has been paid to VTI. Once the $18 million licensing fee has been paid, VSL is obligated to pay VTI an amount equal to 8% of VSL's gross revenues until such time as total licensing fee of $25 million has been paid to VTI. Once the $25 million licensing fee has been paid, VSL is obligated to pay VTI an amount equal to 5% of VSL's gross revenues thereafter. The initial term of the license agreement is for fifteen years and automatically renews for 2 successive fifteen years periods. In September 1997, VTI and VSL mutually agreed to extend the technology transfer completion dates. Accordingly, the Agreement was modified such that the $2,000,000 Initial Prepayment paid to Viragen in June 1997 would represent the contractual payment for the one year period commencing November 1, 1997. The Agreement was further modified to provide that the event the proprietary technology was not transferred pursuant to the provisions of the Agreement, the Initial Prepayment would have been refunded to VSL. The technology transfer was completed on November 1, 1997, and the prepaid licensing fee was fully expensed, at that time. This accounting treatment is consistent with SFAS No. 2, "Accounting for Research and Development Costs," as the Company is in the process of obtaining EU regulatory approval for marketing the licensed technology. The approval process entails performing preclinical and clinical research.

     Mr. Gerald Smith, the Company's President and Chairman, is also the Chairman and President of Viragen, the majority stockholder of the Company. Mr. Robert H. Zeiger served as Chief Executive Officer, Chief Operating Officer and a Director of the Company from January 8, 1996 until his resignation for health reasons effective August 6, 1998. Mr. Zeiger will continue to serve as Vice Chairman Senior Pharmaceutical Advisor to the Board and a member of the Executive Committee of the Board of Directors of Viragen. Dr. Jay Sawardeker, assumed the position of Chief Executive Officer upon the resignation of Mr. Zeiger, is a Director of the Company and also Chief Operating Officer and an Executive Vice President of Viragen. Mr. Dennis W. Healey, the Company's Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director also serves in the same capacities for Viragen. Dr. Magnus Nicolson assumed the position of Chief Operating Officer upon the resignation of Mr. Zeiger, is a Director and also serves as Managing Director of the Company's wholly owned subsidiary VSL. Viragen currently owns 5,000,000 shares of Common Stock of the Company, representing 70.3% of the Company's outstanding capital stock interest on September 10, 1998.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of documents filed as part of this report.

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
  (1)     --   All financial statements -- See Index to Consolidated Financial
               Statements.
  (2)     --   Financial statements schedules -- See Index to Consolidated
               Financial Statements.
  (3)     --   Exhibits
                  (i)  Certificate of Incorporation dated November 4, 1985.
                       (incorporated by reference to the Company's initial
                       Registration Statement, File No. 33-1952-NY)
                 (ii)  Amended Certificate of Incorporation dated April 14, 1987.
                       (incorporated by reference to the Company's Registration
                       Statement, File No. 33-1952-NY).
                (iii)  Amended Certificate of Incorporation dated October 9, 1987.
                       (incorporated by reference to the Company's Annual Report on
                       Form 10-KSB for the fiscal year ended June 30, 1994 ("1994
                       10-KSB")
                 (iv)  Amended Certificate of Incorporation dated November 18,
                       1987. (incorporated by reference to the 1994 10-KSB)
                  (v)  Amended Certificate of Incorporation dated December 9, 1987.
                       (incorporated by reference to the 1994 10-KSB)
                 (vi)  Amended Certificate of Incorporation dated December 18,
                       1987. (incorporated by reference to Post-Effective Amendment
                       No. 3 to the Company's Registration Statement filed May 2,
                       1989 ("Post-Effective Amendment No. 3")
                (vii)  Amended Certificate of Incorporation dated January 17, 1989.
                       (incorporated by reference to the 1994 10-KSB)
               (viii)  Amended Certificate of Incorporation dated June 9, 1989.
                       (incorporated by reference to the Company's Annual Report on
                       Form 10-KSB for the fiscal year ended June 30, 1993 ("1993
                       10-KSB")
                 (ix)  Amended Certificate of Incorporation dated August 12, 1993.
                       (incorporated by reference to the 1993 10-KSB)
  (4)     --   Instrument defining the rights of security holders, including indentures
                  (i)  Amended Certificate of Incorporation dated December 13,
                       1993. (incorporated by reference to the 1993 10-KSB)
                 (ii)  By laws of the Company (incorporated by reference to
                       Post-Effective Amendment No. 3)
                (iii)  Form of Common Stock Certificate (incorporated by reference to Form 8-A dated June 14, 1989)
                 (iv)  Form of Class A Redeemable Common Stock Purchase Warrant
                       (incorporated by reference to Form 8-A dated June 14, 1989)
                  (v)  Form of Class B Redeemable Common Stock Purchase Warrant
                       (incorporated by reference to Form 8-A dated June 14, 1989)
                 (vi)  Warrant Agreement (incorporated by reference to Form 8-A dated June 14, 1989)
                (vii)  Amendment to Warrant Agreement (incorporated by reference to
                       Post-Effective Amendment No. 3)
               (viii)  Amendment to Warrant Agreement (incorporated by reference to the 1993 10-KSB)

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
                 (ix)  Forms of Securities Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 ("1995 10-KSB")
                  (x)  Form of Common Stock Purchase Warrant (associated with
                       Securities Purchase Agreement) (incorporated by reference to the 1995 10-KSB)
                 (xi)  Subscription Agreement and Investment Letter -- Sector
                       Associates Ltd., dated November 12, 1993 (incorporated by
                       reference to the 1993 10-KSB)
                (xii)  Securities Purchase Agreement dated January 25, 1995
                       (incorporated by reference to the 1994 10-KSB)
 (10)     --   Material Contracts
                  (i)  Employment Agreement between Gerald Smith and the Company dated March 1, 1997 (incorporated by reference to the
                       Company's Annual Report on 10-K for the fiscal year ended
                       June 30, 1997 ("1997 10-K").
                 (ii)  Employment Agreement between Dennis W. Healey and the
                       Company dated March 1, 1997 (incorporated by reference to
                       the 1997 10-K)
                (iii)  Amendment to the Service Agreement between the Company and
                       Donald Magnus Nicolson, Ph.D. dated September 5, 1997
                       (incorporated by reference to the 1997 10-K)
                 (iv)  Addendum to Employment Agreement between the company and
                       Gerald Smith dated July 3, 1997 (incorporated by reference to the 1998 10-K).
                  (v)  Addendum to the Employment Agreement between the Company and
                       Dennis W. Healey dated July 3, 1997.
                 (vi)  Indemnification Agreement between George Levin and the
                       Company dated October 20, 1995.
                (vii)  License and Manufacturing Agreement with Common Services
                       Agency (incorporated by reference to Viragen, Inc.'s 1995
                       Form SB-2 File No. 33-88070 (filed August 9, 1995), Part II,
                       Item 27(10)(xxxvi))
               (viii)  License Agreement between Viragen Technology, Inc. and
                       Viragen (Scotland) Ltd. dated July 12, 1995.
                 (ix)  Amendment to License Agreement between Viragen Technology,
                       Inc. and Viragen (Scotland) Ltd. dated September 29, 1997.
                  (x)  Cooperation and Supply Agreement between Viragen, Inc.,
                       Viragen Deutschland GmbH and German Red Cross dated March
                       19, 1998 (incorporated by reference to Viragen, Inc.'s
                       Annual Report on Form 10-K/A for the year ended June 30,
                       1998).
 (11)     --   Statement re: computation of per share earnings
 (21)     --   Subsidiaries of the registrant
 (27)     --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K filed during the fourth quarter.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRAGEN (EUROPE) LTD.

                                          By:     /s/ DENNIS W. HEALEY
                                            ------------------------------------
                                                      Dennis W. Healey
                                            Executive Vice President, Treasurer
                                              Principal and Financial Officer

Dated: April 5, 1999

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

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

                 /s/ GERALD SMITH                      Chairman of the Board of
---------------------------------------------------      Directors, Principal
                   Gerald Smith                          Executive Officer and       April 5, 1999
                                                         President

              /s/ DR. JAY SAWARDEKER                   Chief Executive Officer
---------------------------------------------------      Director
                Dr. Jay Sawardeker                                                   April 5, 1999

               /s/ DENNIS W. HEALEY                    Executive Vice President,
---------------------------------------------------      Treasurer, Principal
                 Dennis W. Healey                        Financial Officer and       April 5, 1999
                                                         Director

                                                       Chief Operating Officer
---------------------------------------------------      Director
              Dr. D. Magnus Nicolson                                                 April 5, 1999

                /s/ JOSE I. ORTEGA                     Controller and Principal
---------------------------------------------------      Accounting Officer
                  Jose I. Ortega                                                     April 5, 1999

                              FORM 10-K -- ITEM 8

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen (Europe) Ltd. and subsidiaries are included:


Report of Independent Certified Public Accountants..........  F-1
Consolidated balance sheets -- June 30, 1998 and 1997.......  F-2
Consolidated statements of operations -- Years ended June
  30, 1998, 1997 and 1996...................................  F-3
Consolidated statements of stockholders' equity -- Years
  ended June 30, 1998, 1997 and 1996........................  F-4
Consolidated statements of cash flows -- Years ended June
  30, 1998, 1997 and 1996...................................  F-5
Notes to consolidated financial statements..................  F-6

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

                                          /s/ ERNST & YOUNG LLP

Miami, Florida
September 18, 1998

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                       ASSETS
  Current Assets
  Cash and cash equivalents.................................  $  656,139   $2,144,271
  Prepaid licensing fee.....................................          --    2,000,000
  Prepaid expenses and other current assets.................     312,282      193,908
                                                              ----------   ----------
          Total current assets..............................     968,421    4,338,179
Property, Plant and Equipment
  Leasehold improvements....................................   1,947,310    1,815,409
  Equipment and furniture...................................   2,342,273    1,606,406
  Construction in progress..................................      48,655           --
                                                              ----------   ----------
                                                               4,338,238    3,421,815
  Less accumulated depreciation.............................    (253,387)      (9,257)
                                                              ----------   ----------
                                                               4,084,851    3,412,558
                                                              ----------   ----------
                                                              $5,053,272   $7,750,737
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.....................  $  752,312   $  679,514
  Advances from parent......................................          --      455,175
  Current portion of long-term debt.........................       2,863        6,225
                                                              ----------   ----------
          Total current liabilities.........................     755,175    1,140,914
Long-term debt, less current portion........................     160,043      157,686
Advances from parent........................................   2,314,431           --
Commitments and Contingencies
Stockholders' Equity
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued and outstanding 7,116,059 shares
     Additional paid-in capital.............................   7,441,447    7,441,447
  Retained deficit..........................................  (5,976,065)  (1,333,939)
  Foreign currency translation adjustment...................     287,081      273,469
                                                              ----------   ----------
          Total stockholders' equity........................   1,823,623    6,452,137
                                                              ----------   ----------
                                                              $5,053,272   $7,750,737
                                                              ==========   ==========

                See notes to consolidated financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED JUNE 30,
                                                            ------------------------------------
                                                               1998          1997        1996
                                                            -----------   ----------   ---------
Income Interest and other income..........................  $    37,474   $  233,552   $  73,945
                                                            -----------   ----------   ---------
                                                                 37,474      233,552      73,945
Costs and Expenses
  Research and development costs..........................    1,355,592      314,326      56,424
  Licensing fee...........................................    2,000,000           --          --
  General and administrative expenses.....................    1,066,825      757,786     491,148
  Interest expense........................................       15,485        5,532          --
  Depreciation and amortization...........................      241,698       15,122       1,724
                                                            -----------   ----------   ---------
                                                              4,679,600    1,092,766     549,296
                                                            -----------   ----------   ---------
Net loss..................................................  $(4,642,126)  $ (859,214)  $(475,351)
                                                            ===========   ==========   =========
Basic and diluted loss per common share...................  $     (0.65)  $    (0.12)  $   (0.13)
                                                            ===========   ==========   =========
Basic and diluted weighted average common shares
  outstanding.............................................    7,116,059    7,048,967   3,685,705
                                                            ===========   ==========   =========

                See notes to consolidated financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     CONVERTIBLE
                               COMMON     COMMON      PREFERRED    ADDITIONAL     COMMON       RETAINED       FOREIGN
                               STOCK,     STOCK,        STOCK       PAID-IN        STOCK       EARNINGS      CURRENCY
                              PAR $.01   PAR $1.61    SERIES B      CAPITAL     SUBSCRIBED     (DEFICIT)    TRANSLATION
                              --------   ---------   -----------   ----------   -----------   -----------   -----------
Balance at July 1, 1995.....  $    --      $ 161      $     --     $    1,453   $        --   $       626    $     --
Exercise of VSL Options by
  Directors and Affiliate...                  12                          390
Reverse acquisition of
  Sector Associates, Ltd....    1,198       (173)       20,000        144,160
Issuance of stock To
  Directors and Affiliate...                                          243,000
Private placement (December
  1995), net of issuance
  costs.....................    2,400                                 746,880
Private placements (March
  1996), net of issuance
  costs.....................                                                      5,101,752
Conversion of Series B
  preferred Stock...........   56,000                  (20,000)       (36,000)
Issuance of Common stock
  Subscribed................    9,630                               5,092,122    (5,101,752)
Foreign currency Translation
  adjustment................                                                                                   43,057
Net loss....................                                                                     (475,351)
                              -------      -----      --------     ----------   -----------   -----------    --------
Balance at June 30, 1996....   69,228         --            --      6,192,005            --      (474,725)     43,057
Exercise of $6.00
  Warrants..................    1,592                                 953,782
Exercise of $8.00
  Warrants..................      280                                 223,720
Exercise of $12.00
  Warrants..................       60                                  71,940
Foreign currency Translation
  adjustment................                                                                                  230,412
Net loss....................                                                                     (859,214)
                              -------      -----      --------     ----------   -----------   -----------    --------
Balance at June 30, 1997....   71,160         --            --      7,441,447            --    (1,333,939)    273,469
Foreign currency translation
  adjustment................                                                                                   13,612
Net loss....................                                                                   (4,642,126)
                              -------      -----      --------     ----------   -----------   -----------    --------
Balance at June 30, 1998....  $71,160      $  --      $     --     $7,441,447   $        --    (5,976,065)   $287,081
                              =======      =====      ========     ==========   ===========   ===========    ========

                See notes to consolidated financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                           --------------------------------------
                                                              1998          1997          1996
                                                           -----------   -----------   ----------
Net Loss.................................................  $(4,642,126)  $  (859,214)  $ (475,351)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Issuance of stock to Directors and Affiliate...........           --            --      243,000
  Depreciation and amortization..........................      241,698        15,122        1,724
Increase (decrease) relating to operating activities
  from:
  Prepaid licensing fee..................................    2,000,000    (2,000,000)          --
  Other current assets...................................     (118,374)     (142,595)     143,687
  Other assets...........................................           --         6,166           --
  Accounts payable and accrued expenses..................       72,798       555,130       69,736
                                                           -----------   -----------   ----------
          Net cash used in operating activities..........   (2,446,004)   (2,425,391)     (17,204)
Investing Activities
  Additions to property, plant and equipment, net........     (913,991)   (3,400,067)     (27,796)
                                                           -----------   -----------   ----------
          Net cash used in investing activities..........     (913,991)   (3,400,067)     (27,796)
Financing Activities
  Proceeds from exercise of warrants.....................           --     1,251,374           --
  Proceeds from long-term debt...........................           --       166,000           --
  Payments on long-term debt.............................       (1,005)       (2,089)          --
  Proceeds from March 1996 private placements, net of
     related expenses....................................           --            --    5,101,752
  Cash acquired through reverse acquisition of Sector
     Associates, Ltd.....................................           --            --      768,823
  Advances to (from) parent..............................    1,859,256     1,338,135     (933,361)
  Contributions from officers............................           --            --          400
                                                           -----------   -----------   ----------
          Net cash provided by financing activities......    1,858,251     2,753,420    4,937,614
Effect of exchange rate fluctuations on cash.............       13,612       230,412       43,057
                                                           -----------   -----------   ----------
(Decrease) increase in cash..............................   (1,488,132)   (2,841,626)   4,935,671
Cash and cash equivalents at beginning of period.........    2,144,271     4,985,897       50,226
                                                           -----------   -----------   ----------
Cash and cash equivalents at end of period...............  $   656,139   $ 2,144,271   $4,985,897
                                                           ===========   ===========   ==========
Supplemental Cash Flow Information
  Interest paid..........................................  $     9,960   $     2,265   $       --
  Income taxes paid......................................           --        13,840           --
During the years ended June 30, 1998, 1997 and 1996, the Company had the following non-cash investing and financing activities:
Other receivables acquired through reverse acquisition of
  Sector Associates, Ltd.................................  $        --   $        --   $  195,000
Liabilities assumed through reverse acquisition of Sector
  Associates, Ltd........................................           --            --       47,341
Issuance of stock to Directors and Affiliate.............           --            --      243,000

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

     A summary of the Company's stock option activity is as follows:

                                                                                   WEIGHTED
                                                      NUMBER OF     OPTION         AVERAGE
                                                       SHARES        PRICE      EXERCISE PRICE
                                                      ---------   -----------   --------------
Options Outstanding at July 1, 1995.................        --             --           --
  Granted at less than market price.................   400,000    $      .001       $ .001
  Granted above market price........................    50,000           7.00         7.00
  Exercised.........................................  (400,000)          .001         .001
  Canceled..........................................        --             --           --
                                                      --------
Options Outstanding at June 30, 1996................    50,000    $      7.00       $ 7.00
  Granted...........................................        --             --           --
  Exercised.........................................        --             --           --
  Canceled..........................................        --             --           --
                                                      --------
Options Outstanding at June 30, 1997................    50,000    $      7.00       $ 7.00
  Granted at market price...........................    75,000           5.72         5.72
  Exercised.........................................        --             --           --
  Canceled..........................................        --             --           --
                                                      --------
Options Outstanding at June 30, 1998................   125,000    $ 5.72-7.00       $ 6.23
                                                      ========
Exercisable at June 30, 1998........................    50,000
                                                      ========
Exercisable at June 30, 1997........................    50,000
                                                      ========

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

     Pursuant to the terms of the License, VSL was to prepay $2 million to Viragen within six months of the Effective Date (July 12, 1995). Commencing one year from the Effective Date, VSL is to pay to Viragen fees, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues thereafter. The License will renew automatically for two consecutive fifteen-year terms.

     Both parties have modified the License deferring the initial payment until the date when Viragen transferred the processes and technology, as defined by the License, to VSL. Viragen had substantially transferred the processes and technology to VSL by the end of May 1997. Viragen required the initial licensing payment be made. Completion of the technology transfer occurred on November 1, 1997. At that time, Viragen was deemed to have completed the transfer of the processes and technology. The prepaid licensing fee was fully expensed on November 1, 1997. This accounting treatment is consistent with SFAS No. 2, "Accounting for Research and Development Costs," as the Company is in the process of obtaining EU regulatory approval for marketing the licensed technology. The approval process entails performing preclinical and clinical research.

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

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Deferred Tax Assets:
  Accrued liabilities(U.S.).................................  $    12,000   $     2,000
  Net operating loss carryforwards(U.S.)....................      857,700       738,700
  Capital loss carryforwards(U.S.)..........................      295,000       295,000
                                                              -----------   -----------
          Total deferred tax assets.........................    1,164,700     1,035,700
  Valuation allowance for deferred tax assets...............   (1,164,700)   (1,035,700)
                                                              -----------   -----------
                                                              $        --   $        --
                                                              ===========   ===========

     The change in the valuation allowance was a net increase of $129,000 for the year ended June 30, 1998.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     For financial reporting purposes, loss before income taxes include the following components:

                                                                 YEAR ENDED JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Pre-tax loss:
  U.S. .....................................................  $  (401,130)  $  (276,271)
  Foreign...................................................   (4,240,996)     (582,943)
                                                              -----------   -----------
                                                              $(4,642,126)  $  (859,214)
                                                              ===========   ===========

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to U.S. net loss is as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Tax at U.S. statutory rate..................................  (34.00)%    (34.00)%
State taxes, net of federal.................................   (3.64)      (3.63)
benefit Non-deductible items................................     0.04        0.81
Change in valuation allowance...............................    32.20       42.46
Other.......................................................     5.40      (5.64)
                                                              -------     -------
                                                                   --%         --%
                                                              =======     =======

NOTE F.  LONG-TERM DEBT

     Long-term debt at June 30, 1998 and 1997 is as follows:

                                                                1998       1997
                                                              --------   --------
Loan from Scotland Regional Development authority. Payable
  quarterly over 20 years with an effective interest rate of
  8.68%. Note matures on August 28, 2017....................  $162,906   $163,911
                                                              --------   --------
                                                               162,906    163,911
Less current portion........................................    (2,863)    (6,225)
                                                              --------   --------
                                                              $160,043   $157,686
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

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     During the year, the Company entered into a purchase commitment for plant equipment totalling $243,000. Through June 30, 1998, the Company had made payments totalling $49,000 towards the purchase of the equipment. The remaining balance will become due during fiscal 1999.

NOTE H.  CONTINGENCIES

     In May 1997, the Company in the name of Sector Associates, Ltd. was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee. The suit alleges that during the period from December 1993 to May 1994, prior to the Company's reverse acquisition (as described in Note B), Sector received preferential transfers of approximately $2.1 million. The suit was settled on July 8, 1998 for a total of $25,000. The loss arising from settlement of the suit has been accrued at June 30, 1998.

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