Form 10-Q
period 1999-03-31
VIRAGEN EUROPE LTD
filed 1999-05-17
CIK 785081

               FORM 10-Q - QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended - March 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to _______________

           Commission file number 0-17827

                              VIRAGEN (EUROPE) LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      11-2788282
-------------------------------            -----------------------------------
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

Yes         No
   ----       ----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, par value $.01 - 16,067,153 shares at May 12, 1999.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The Consolidated Condensed Statements of Operations (Unaudited) for the three-month and nine-month periods ended March 31, 1999 and 1998 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements

     1) Consolidated Condensed Statements of Operations for the three months and nine months ended March 31, 1999 and 1998.

     2) The Consolidated Condensed Balance Sheets as of March 31, 1999 and June 30, 1998.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 1999 and 1998.

     4)  Notes to Consolidated Condensed Financial Statements as of March 31,
         1999.


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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                   Exhibit 11 - Computation of Per Share Earnings
                   Exhibit 27 - Financial Data Schedule (for SEC use only)

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended                              Nine Months Ended
                                                           March 31,                                      March 31,
                                          --------------------------------------------    ----------------------------------------
                                                1999                     1998                   1999                    1998
                                          ------------------      --------------------    ------------------     -----------------
INCOME
  Interest and other income                    $  8,387                  $  6,297              $ 16,743                $  35,768
                                          ------------------      --------------------    ------------------     -----------------
                                                  8,387                     6,297                16,743                   35,768
COST AND EXPENSES
  Research and development costs                945,430                   390,973             1,803,138                  885,225
  General and administrative expenses           208,679                   278,310               606,575                  733,620
  Licensing fee                                 500,000                        --               833,333                2,000,000
  Interest expense                                4,039                     3,534                12,929                   10,592
                                          ------------------      --------------------    ------------------     ----------------
                                              1,658,148                   672,817             3,255,975                3,629,437
                                          ------------------      --------------------    ------------------     ----------------
NET LOSS                                    $(1,649,761)                $(666,520)          $(3,239,232)             $(3,593,669)
                                          ==================      ====================    ==================     =================
Net loss per common share                       $ (0.14)                $   (0.09)              $ (0.37)                $  (0.51)
                                          ==================      ====================    ==================     =================


Weighted average common shares
  outstanding                                12,180,239                 7,116,059             8,794,114                7,116,059
                                          ==================      ====================    ==================     =================







            See notes to consolidated condensed financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             March 31,                     June 30,
                                                                               1999                          1998
                                                                        --------------------           ------------------
                                                                            (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                                $ 153,409                    $ 656,139
     Due from parent                                                          1,731,438                            -
     Other current assets                                                       118,055                      312,282
                                                                        --------------------           ------------------
         Total current assets                                                 2,002,902                      968,421

Property, Plant and Equipment
     Leasehold improvements                                                   1,927,960                    1,947,310
     Equipment and furniture                                                  2,525,212                    2,342,273
     Construction in progress                                                   140,984                       48,655
                                                                        --------------------           ------------------
                                                                              4,594,156                    4,338,238
     Less accumulated depreciation                                            (487,899)                      (253,387)
                                                                        --------------------           ------------------
                                                                              4,106,257                    4,084,851
                                                                        --------------------           ------------------

                                                                             $6,109,159                   $5,053,272
                                                                        ====================           ==================

Current Liabilities
     Accounts payable and accrued expenses                                     $852,534                    $ 752,312
     Current portion of long-term debt                                            2,863                        2,863
                                                                        --------------------           ------------------
         Total current liabilities                                              855,397                      755,175

Licensing fee payable                                                           833,333                           --
Long-term debt, less current portion                                            157,531                      160,043
Advances from parent and affiliates                                                  --                    2,314,431

Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value. Authorized
        20,000,000 shares; issued and outstanding
        16,067,153 and 7,116,059 shares at March 31,
        1999 and June 30, 1998, respectively                                    160,672                       71,160
     Additional paid-in capital                                              13,179,595                    7,441,447
     Retained deficit                                                        (9,215,298)                  (5,976,065)
     Accumulated other comprehensive income                                     137,929                      287,081
                                                                        --------------------           ------------------
        Total stockholders' equity                                            4,262,898                    1,823,623
                                                                        --------------------           ------------------
                                                                             $6,109,159                   $5,053,272
                                                                        ====================           ==================



            See notes to consolidated condensed financial tatements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                      -------------------------------------------------
                                                                             1999                         1998
                                                                      --------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(3,239,232)                   $(3,593,669)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation expense                                                   249,251                        260,325
Increase (decrease) relating to operating activities from:
     Prepaid licensing fee                                                       --                      2,000,000
     Other current assets                                                   194,227                        (88,117)
     Other assets                                                                --                        (31,251)
     Accounts payable and accrued expenses                                  100,221                       (410,853)
     Licensing fee payable                                                  833,333                             --
                                                                      --------------------          --------------------
    Net cash used in operating activities                                (1,862,200)                    (1,863,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property plant and equipment, net                              (270,657)                      (772,781)
                                                                      --------------------         --------------------
     Net cash used in investing activities                                 (270,657)                      (772,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from parent                                                      1,781,791                      1,459,692
Payments on long-term debt                                                   (2,512)                            --
                                                                      --------------------         --------------------
     Net cash provided by financing activities                            1,779,279                      1,459,692

Effect of foreign currency translation                                     (149,152)                        23,907
                                                                      --------------------         --------------------
        Net decrease in cash                                               (502,730)                    (1,152,747)

Cash - Beginning of Period                                                  656,139                      2,144,271
                                                                      --------------------         --------------------
Cash - End of Period                                                      $ 153,409                      $ 991,524
                                                                      ====================         ====================


            See notes to consolidated condensed financial statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

         Certain reclassifications have been made to the fiscal 1998 Financial Statement to conform to the March 31, 1999 interim presentation.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months and nine months ended March 31, 1999 and March 31, 1998 include, in the opinion of management of the Company, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1999.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K/A for the year ended June 30, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE C - CAPITAL STOCK

         On December 31, 1998, Viragen contributed to capital $3,509,701 in intercompany advances to the Company for additional common shares of VEL. The contribution resulted in the issuance of 4,011,087 shares to Viragen at $0.875 per share, the closing price on December 31, 1998, as reported by the NASDAQ

Stock Market. On February 28, 1999, and on March 17, 1999, Viragen contributed an additional $456,138 and $1,861,820 to capital, respectively. This resulted in the issuance of an additional 4,940,007 common shares to Viragen. Viragen's ownership interest in the Company increased to 87% following these capital contributions.

NOTE D - COMPREHENSIVE LOSS

                                                   Three Months Ended                             Nine Months Ended
                                                       March 31,                                      March 31,
                                          ---------------------------------------    ---------------------------------------------
                                               1999                  1998                  1999                     1998
                                          -----------------    ------------------    ------------------    -----------------------
Net loss                                      $(1,649,761)            $(666,520)         $(3,239,232)            $(3,593,669)
Other comprehensive income (expense):
     Currency translation adjustment             (108,829)               56,328             (149,152)                 22,278
                                          -----------------    ------------------    ------------------    -----------------------
Total comprehensive loss                      $(1,758,590)            $(610,192)         $(3,388,384)            $(3,571,391)
                                          =================    ==================    ==================    =======================


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, the cost of planned clinical trials, expected research and development expenditures, and related anticipated costs. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment on Form S-3 (File No. 333-7303) dated April 18, 1997. You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 10-Q/A, 8-K, 10-K, 10-K/A and Annual Reports to the Stockholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological changes. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include competition for investment capital in a sector which has shown a broad decline in stock prices in the last 12 month period, product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies, as well as the entry of new competitors into the market, could adversely affect the Company's financial condition and results of operations.

         The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company or Viragen to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive or medically superior technologies or products. There can be no assurance that any future patent, if any, owned by the Company or Viragen will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's or Viragen's future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned, if any, by the Company or Viragen.

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

         SNBTS has committed to assist in the manufacture of OMNIFERON(TM), the Company's natural, human-leukocyte derived, alpha-interferon (the "Product"), in sufficient scale to accommodate the EU clinical trials and may simultaneously engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. SNBTS is also to provide human leukocytes and cooperate with the Company in studies relevant to the Product and with clinical trials, as well as eventual production and distribution. VSL commenced operations concurrent with the execution of its agreement with SNBTS.

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

         The Company commenced safety and preclinical trials of the Product in March 1998. These trials were concluded in December 1998. The Company received the final preclinical study results in April 1999. Results of the study indicated no unexpected toxicity. The Company's present focus is the continued development of the Company's Product , initially for the treatment of hepatitis
C. The entire process of research, development and EU regulatory approvals, if obtained, of a new biopharmaceutical product takes several years and requires substantial funding.

         The Company expects to obtain the necessary funding through direct investor capital contributions or through contributions from the Parent, Viragen, Inc. Management believes that following the submission of its Clinical Trial Exemption Application and completion of the Phase I Clinical Studies, scheduled to commence in the third calendar quarter of 1999, additional financing is expected to be more readily available. Viragen, Inc. is also in the process of raising additional capital, which will also be available to fund operations of the Company. No assurances can be provided, however, that financing will be available on terms favorable to the Company and its stockholders.

         Additional funding will be required to complete the clinical trial process relating to OMNIFERON both in the EU and the US prior to receiving regulatory approvals to market the Product. Estimated funding requirements related to the approval of the Company's OMNIFERON product for hepatitis C, the first approval being sought by the Company, include: Phase I and Phase II trials -- $3.2 million and Phase III studies -- $9.1 million.

         In November 1998, the Company signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, (the "AGC Agreement") for OMNIFERON. AGC's designated territories include Saudi Arabia, Kuwait, Yemen, Oman, UAE, Brunei and other Middle Eastern countries, as well as India and Pakistan. The AGC Agreement calls for AGC to purchase a minimum of $20 million of OMNIFERON over five years commencing with, and subject to, AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and the Company's receipt of the requisite regulatory approval, following successful completion of Phase I Clinical Studies, to export OMNIFERON from its commercial manufacturing facility in Edinburgh, Scotland. The purchase minimums will be secured by a $1 million irrevocable revolving letter of credit. These minimums increase significantly upon the Company and Viragen obtaining regulatory approval for commercialization of OMNIFERON in the United States and/or Europe. The AGC Agreement has been approved by the Boards of Directors of AGC, Viragen, and the Company.

         Under the terms of the AGC Agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of OMNIFERON in its designated territories and all subsequent sales, marketing and distribution activities. The AGC Agreement also calls for AGC to build, own and operate, at its own expense, a GMP pharmaceutical distribution facility in a mutually agreeable location within the territory. It is expected that AGC will initially focus on the Company's natural alpha interferon for hepatitis B and C, diseases that are at epidemic proportions in the designated territories.

         During the nine months ended March 31, 1999 and the fiscal years ended June 30, 1998 and 1997 respectively, the Company expended approximately $271,000, $914,000 and $3,400,000, respectively, in property, plant and equipment primarily related to the continued development of its Scottish manufacturing facility. The Company had commitments for additional equipment purchases of approximately $100,000 at March 31, 1999.

         The Company anticipates additional future losses as it enters the clinical trial phase scheduled to commence in the third calendar quarter of 1999. Accordingly, Viragen has agreed to provide the Company the working capital necessary to fund operations at least through calendar 1999. Advances from parent and affiliates at March 31, 1999 and June 30, 1998 represent cash advanced by Viragen and its subsidiaries. Viragen has contributed to capital all intercompany advances made by Viragen through March 31, 1999. During fiscal 1999, Viragen has contributed to capital approximately $5,828,000 in intercompany advances in exchange for additional equity (8,951,094 Common Shares) in the Company. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the Licensing Agreement that began November 1, 1998 until the Company is able to fund this obligation. Accordingly, management believes that its working capital currently on-hand and the additional capital to be provided by Viragen is adequate to maintain its Product development operations. Significant additional funding will be required to complete the clinical trials and administrative filings necessary to apply for final EU regulatory approvals. Management believes that such additional funding will be more readily available as the Company completes various phases of its clinical trials.

RESULTS OF OPERATIONS

         Income for the nine months ended March 31, 1999 of $16,743 represents interest earned on cash investments. The decline in interest income compared to the same period of the previous year reflects the reduction in principal invested between the periods resulting primarily from operational loses and expenditures associated with the expansion of the Company's laboratory and manufacturing facility in Scotland.

         Research and development costs for the first nine months of fiscal 1999 totaled $1,803,138, an increase of approximately $918,000 (104%) over the same period of the preceding year. This increase reflects increased costs associated with development and scale-up projects associated with the transfer of technology from the Company's parent, Viragen, relating to the Company's OMNIFERON(TM) product. Components of this increase include an increase of $352,500 in scientific salaries and support fees, increases in laboratory supplies expense of $292,800 and increases in repairs and maintenance expenses associated with plant equipment totaling $111,000.

         Research and development costs for the quarter ended March 31, 1999 totaled $945,430 compared with $390,973 for the same period of the preceding year. This increase, reflecting a 142% increase between the periods, was due primarily to an increase in process scale-up efforts being conducted in the Company's Scottish manufacturing facility. Components of this increase include an increase in laboratory supplies expense of $135,800, increased scientific salaried and related fees of $296,900 and an increase in related equipment maintenance fees of $51,700.

         General and administrative expenses totaled $606,575 for the nine months ended March 31, 1999 compared with $733,620 for the same period of the preceding year. This decrease of $127,000 (17%) was attributable primarily to negotiated decreases in property taxes relating to the Company's Scottish facility. Property taxes were $59,500 lower during the nine months ended March 31, 1999, than the same period in the preceding year. The Company also realized a decrease in legal fees totaling $71,500 during the first nine months of fiscal 1999. This decrease is attributable to the settlement of litigation during the prior year. These decreases were offset by increases of approximately $49,900 in salaries and accounting fees.

         General and administrative expenses totaled $208,679 for the third quarter of the current year, decreasing $69,600 (25%) from the third quarter of the prior year. This decrease reflected a decrease in legal and consulting fees of $22,000 and $40,000, respectively, reflecting the settlement of certain litigation active in the prior year and a decrease in contract negotiations.

YEAR 2000

         The Company recognizes the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business, as well as the operations of third parties upon which the Company is dependent. The Company relies heavily on computerized laboratory equipment both for its ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment in place in the Company's Scottish facility. In addition, the Company, through strategic alliance and supply agreements currently in place, is also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of Product produced for planned clinical trials and, subject to regulatory approval, for commercial scale production.

         The Company will utilize both internal and external resources to isolate and, as necessary, reprogram, update or replace hardware or software found to be non-Year 2000 compliant. The evaluation phase of the Company's Year 2000 compliance program began in the fourth fiscal quarter of 1998. After evaluation of the third party responses, the Company will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary. Due to the limited size of the Company's administrative staff, it is expected that most of this work will be performed by outside contractors retained specifically for this project. The Company expects to complete its internal Year 2000 project by July 1999. The total estimated cost to the Company to complete its internal Year 2000 project is $30,000 to $40,000, including projected hardware replacements indicated. Funding for the evaluation and correction phases will be provided from general working capital.

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

PART II - OTHER INFORMATION

Item 5. Other Information

              The Company had received notice from the Nasdaq Stock Market, Inc. ("NASDAQ") of its intention to delist the Company's Common Stock from the NASDAQ SmallCap Market based on non-compliance with certain quantitative listing criteria of Nasdaq. In particular, the Company did not have net tangible assets of at least $2 million at June 30, 1998, as reported in its Annual Report on Form 10-K/A. The Company had requested a hearing, and based on that hearing, was granted a temporary exception from the minimum net tangible assets and minimum bid requirements subject to certain conditions. The Company was required to meet a net tangible asset minimum of $5.5 million, as reflected in a SEC filing, by March 15, 1999. Also, the Company needed to have achieved a minimum closing bid price of at least $1.00 per share by April 30, 1999 and immediately thereafter, the Company's closing bid price needed to meet or exceed $1.00 per share for a minimum of ten consecutive trading days.

              Due to delays in closing a financing agreement by Viragen, Inc., the Company requested a seven-day extension of the March 15, 1999, deadline. NASDAQ granted the extension, however, the Company was unable to meet the required net tangible asset minimum of $5.5 million. Following the closing of the financing agreement, Viragen contributed $1,861,820 to capital, in addition to $3,965,839 contributed during the year. The Company's proforma balance sheet dated February 28, 1999, reflected $5,055,000 in net tangible assets, as filed in a Form 8-K filed on March 23, 1999, $445,000 below the NASDAQ required minimum and accordingly, the Company was delisted from the NASDAQ SmallCap Market on March 23, 1999. The Company is currently traded under the symbol "VERP" on the over-the-counter market.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

             (11)    Statement re:  computation of per share earnings

             (27)    Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K

              (i)    Current Report on Form 8-K dated March 23, 1999
                     Re:  Contribution of Capital by Viragen, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VIRAGEN (EUROPE) LTD.



                                            By: /s/ Dennis W. Healey
                                                -------------------------------
                                                Dennis W. Healey
                                                Executive Vice President and
                                                Principal Financial Officer




                                            By: /s/ JOSE I. ORTEGA
                                                -------------------------------
                                                Jose I. Ortega
                                                Controller and
                                                Principal Accounting Officer

Dated:  May 12, 1999