Form 10-K405
period 1999-06-30
VIRAGEN EUROPE LTD
filed 1999-09-29
CIK 785081

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

       FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-17827

                             VIRAGEN (EUROPE) LTD.
             (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2788282
   (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)          Identification No.)


  865 SW 78TH AVENUE, SUITE 100,                 33324
       PLANTATION, FLORIDA                     (Zip Code)
      (Address of principal
        executive offices)

       Registrant's telephone number, including area code: (954) 233-8377
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 24, 1999 was approximately $867,000.

   As of September 24, 1999, the Company had outstanding 16,067,153 shares of common stock.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             VIRAGEN (EUROPE) LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 1999

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   15
Item 8.   Financial Statements and Supplementary Data.................   15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   15

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   16
Item 11.  Executive Compensation......................................   17
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   19
Item 13.  Certain Relationships and Related Transactions..............   20

                                  PART IV
Item 14.  Exhibits and Reports on Form 8-K............................   21

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Viragen (Europe) Ltd. is in the business of researching and developing products which help the human immune system resist viral infections. We operate primarily through our wholly-owned subsidiary, Viragen (Scotland) Ltd. Viragen (Scotland) is a Scottish private company formed in 1995. Through a license granted to us by Viragen in July 1995, we secured certain exclusive rights to the European Union and certain non-exclusive rights throughout the world, but specifically, excluding the United States and its territories, to manufacture and sell certain immunological products including Omniferon(TM). Our primary product is an injectible natural interferon product named Omniferon(TM), which is produced from human white blood cells. Natural interferon stimulates and controls the human immune system. In addition, interferon may stem the growth of various viruses including those involved with diseases such as hepatitis, multiple sclerosis, and certain cancers.

     Viragen (Europe) is an 87% owned subsidiary of Viragen, Inc. Viragen, Inc. is a U.S. publicly traded company which trades under the symbol VRGN.

     You may obtain additional information about us on Viragen's Internet website www.viragen.com.

     Our product has not been approved by the United States Food and Drug Administration or the European Union regulatory authorities. We intend to seek European Union regulatory authority approval for various uses of its Omniferon product in the future. This approval requires several years of clinical trials and substantial additional funds. Using funds raised in a series of equity financings by Viragen and ourselves, we are concentrating our efforts in obtaining approval for our Omniferon product initially in the European Union for the treatment of hepatitis C.

     Through Viragen (Scotland), we entered into a license and manufacturing agreement with the Common Services Agency of Scotland, and the Scottish National Blood Transfusion Service in July 1995. Under the terms of this agreement, the Blood Transfusion Service will assist in the manufacture of Omniferon for exclusive distribution in the European Union and on a non-exclusive basis worldwide. The Blood Transfusion Service will receive royalties and special access to our Omniferon product. Viragen also entered into agreements with the American Red Cross, America's Blood Centers and the German Red Cross for supplies of white blood cells, also known as "buffycoats" or "leukocytes". These sources of white blood cells will enable us to manufacture Omniferon in sufficient quantities to conduct planned European Union clinical trials and, subject to regulatory approvals, also provide for commercial manufacturing in the future.

     In November 1997, we formed Viragen (Germany) GmbH a German corporation, to conduct operations on our behalf in Germany, primarily the acquisition of leukocytes. In March 1999, Viragen Germany entered into an agreement with the German Red Cross providing it with access to leukocytes.

     Currently we are concentrating our efforts on preparing for clinical trials necessary to obtain approvals for Omniferon within the European Union. We commenced our preclinical studies with Omniferon in March 1998 and obtained approval of our Clinical Trial Exemption Application to begin human clinical trials in July 1999. We plan to begin clinical trials of Omniferon during the fourth calendar quarter of 1999.

BACKGROUND

     Viragen (Europe) Ltd., is a Delaware corporation, formed in November 1985. We were initially organized to acquire other companies with active operations sufficient to establish a viable business. Our efforts proved unsuccessful and by 1995 we became essentially dormant. In September, 1995, when our corporate name was Sector Associates, Ltd., we entered into an Agreement and Plan of Reorganization to acquire 100% of the outstanding stock of Viragen (Scotland). In exchange for the ownership interest in Viragen (Scotland), we issued Viragen, Viragen (Scotland)'s owner, shares of a newly issued preferred stock. The preferred stock we issued represented a 94% interest of our then issued and outstanding capital stock. As

Viragen received voting control in our stock in this transaction, the stock exchange represented a reverse acquisition.

     On May 2, 1996, we changed our name from Sector Associates, Ltd. to Viragen (Europe) Ltd. At that time, we reduced the par value of our common stock from $.10 per share to $.01 per share and our common stock was reverse split one for fourteen (1:14).

OPERATIONS

     Viragen (Scotland) was organized to manufacture and distribute Omniferon and related products in the European Union and other countries outside the United States. Viragen has transferred patent and proprietary rights associated with the production of Omniferon and related technology to Viragen (Scotland) under a grant of license. Viragen (Scotland) has provided the Transfusion Service with an exclusive license to use the proprietary rights covered by the License and Manufacturing Agreement for the manufacture and distribution of Omniferon within the European Union. The Transfusion Service has committed to participate with us in the manufacture of Omniferon in sufficient scale to accommodate the European Union clinical trials and also to conduct studies relevant to the product and cooperate with us in complying with the laws and regulations of the European Union in connection with the production of Omniferon.

     Capital investments made through a series of private placements completed in 1996, provided us with the capital necessary

     - for the construction of its manufacturing facilities in Scotland;

     - for the purchase of laboratory equipment at our Scottish facilities; and

     - to provide working capital.

     In July 1999, we received regulatory approval of our Clinical Trial Exemption Application, to commence Phase I/II human clinical trials of our Omniferon product, initially for the treatment of Hepatitis C. We anticipate the commencement of the clinical trials in the fourth calendar quarter of 1999.

     Clinical testing toward European Union approval is an expensive process which is expected to take several years to accomplish with no assurance that such approvals will be obtained.

LICENSE AND MANUFACTURING AGREEMENTS

     In certain instances, European Union regulations may require less stringent preclinical studies for naturally occurring substances such as our Omniferon product than for genetically engineered products. Accordingly, while we cannot assure you, we expect to possibly receive an expeditious review of the various European Union processes and clinical trials prior to market approval in the European Union.

     Through a license granted on July 12, 1995, from Viragen, we secured certain exclusive rights applicable to the European Union countries and non-exclusive rights throughout the world, specifically excluding the United States and its territories, to engage in the manufacture and distribution of certain proprietary products and technologies relating to the therapeutic application of human leukocyte-derived interferon. The initial term of the license is for 15 years, which is automatically renewed for two successive 15 year periods.

     In July 1995, Viragen (Scotland), entered into a License and Manufacturing Agreement with the Common Services Agency of Scotland to secure a sufficient source of needed raw materials as well as expertise in the area of blood-derived products and the regulatory approval process. The Agency is an adjunct of the Scottish Government which acts on behalf of the National Health Service in Scotland and the Scottish National Blood Transfusion Service. The Agency owns and operates a blood fractionation facility in Edinburgh, Scotland, and has the physical and technical capacity to supply leukocytes and manufacture alpha interferon from human leukocytes employing our processes. We believe that securing a sufficient qualified long-term source of blood-derived raw materials within the European Union is critical to enable us to conduct European Union clinical trials as well as providing a sufficient source of raw materials necessary for subsequent commercial manufacturing.

     During fiscal 1998, we were notified that due to concerns over the possible presence of New Varient Creutzfeld-Jacob disease also known as Mad Cow disease, in the UK blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the License and Manufacturing Agreement, would not be approved for use in our planned clinical trials or potential commercial production until the European regulatory authorities were satisfied that the risk of contamination had been minimized. Due to their situation, we intend to utilize leukocytes produced in Germany, under its German Red Cross contractual arrangements, as well as other approved sources to continue with planned clinical trials and possibly the commencement of commercial scale production if needed.

     Under the terms of the License and Manufacturing Agreement, we are providing the Transfusion Service with full access to our proprietary technology and specialized equipment. We are also absorbing all costs associated with securing permits and regulatory approvals, augmenting the Transfusion Service facilities, if necessary, to participate in the manufacture of Omniferon and securing documentation demonstrating compliance with European Union regulatory requirements. We have agreed to pay the Transfusion Service for product manufactured for use in clinical trials in the European Union, for product manufactured for sales prior to obtaining new drug application approval, and for sales following such approval. Under this arrangement, payments will be made at varying percentages in relation to costs. For products manufactured for use in clinical trials, they are entitled to cost plus 25 %, for sales prior to obtaining new drug application approval, cost plus 40%, and for sales following such approval, cost plus 50%. Products manufactured and utilized for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services will involve either no payments to the Agency or payments at substantially discounted prices. We also have agreed to pay the Transfusion Service for providing process documentation for any additional manufacturing facilities we might establish.

     The term of the License and Manufacturing Agreement is for a five-year period with two additional five-year extension terms at our option. The License and Manufacturing Agreement also contains provisions protecting our proprietary rights and limits of certain competitive activities by the Transfusion Service.

THE PRODUCT

     We derive our Omniferon product from human white cells, also known as "leukocytes." Natural interferon is one of the body's natural defensive responses to foreign substances such as viruses, and is so named because it "interferes" with viral growth. Natural interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies have indicated that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two basic types of interferon, differentiated primarily by their method of manufacture and resulting composition. The first, the type we produce, is a multi-species natural, human leukocyte-derived alpha interferon produced by cultivated human white blood cells, which are stimulated by the introduction of a harmless agent. This process induces the cells to produce natural interferon. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (alpha or beta), which is a genetically engineered interferon generally produced from a single human gene in bacterial cells by recombinant DNA techniques.

     Clinical studies suggest that there may be significant therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon in certain cases may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies may reduce the effectiveness of the treatment or may cause adverse side effects. We believe that the production of neutralizing and/or binding antibodies is virtually non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon, in certain instances, may be less severe than with a recombinant or synthetic interferon.

THE INTERFERON INDUSTRY

     Prior to 1985, natural interferon was the only type of interferon commercially available. Research institutions and other biomedical companies similar to us were working to solve the manufacturing problems associated with commercial scale production of natural interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using DNA technology. Both of these companies subsequently received Food and Drug Administration approval to produce and market their recombinant alpha interferon products for the treatment of hairy cell leukemia, hepatitis B & C and Kaposi's Sarcoma, an AIDS related skin cancer.

     After the emergence of recombinant alpha interferon, the medical community's interest in natural interferon diminished, due primarily to its limited availability and its higher cost of production. Most clinical studies thereafter were based on a synthetic product.

     Hoffman-LaRoche, Inc. and Schering-Plough Corporation continue to actively market their products and promote the therapeutic benefits of their respective synthetic interferon products. In 1993 Chiron Corp. received Food and Drug Administration approval of BetaSeron(TM), its recombinant beta interferon for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received Food and Drug Administration approval for Avonex(TM) its recombinant beta interferon for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received Food and Drug Administration approval of its peptide chemical compound, Copaxone(TM), for relapsing/remitting multiple sclerosis.

     In addition to the manufacturers of synthetic interferons, a domestic manufacturer of natural interferon-alpha, Interferon Sciences, Inc., received Food and Drug Administration approval in 1989 to sell, in injectable form, Alferon(TM) their natural interferon product for genital warts.

APPLICATIONS OF INTERFERON

     Human leukocyte interferon is a naturally occurring protein which serves to enhance the body's immune response to certain viral infections. We believe interferons can arrest the progress of certain viral based infections, reducing symptoms and disease related complications with a minimum of side effects.

  Hepatitis C

     The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as "non-A, non-B hepatitis", affects an estimated 4 million Americans with approximately 30,000 new cases diagnosed each year and is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently the leading cause of liver transplantation in the United States. Based on reviews of published literature and evaluation by our scientific staff and advisors, we believe that our Omniferon product may prove efficacious in the treatment of this indication.

  Hepatitis B

     Approximately 45% of the world population live in areas with a high prevalence of hepatitis B infection where the lifetime risk of infection can exceed 60%. Most infections in these areas are acquired at birth or during early childhood where the risk of developing chronic infection is highest. In the United States, which is not in a high prevalence area, approximately 300,000 cases of acute hepatitis B are diagnosed annually with 2% to 10% of these patients developing chronic infections, putting the patients at risk of progressive liver disease possibly leading to cirrhosis and/or hepatocellar carcinoma.

     Synthetic interferon alpha is the only Food and Drug Administration approved drug for hepatitis B and has been found to be an effective treatment in some cases. We believe that Omniferon may also prove effective in the treatment of hepatitis B.

  Multiple Sclerosis

     In 1988, following State of Florida regulatory approval for use of the Viragen's product by Health and Rehabilitative Services for the treatment of multiple sclerosis, Viragen entered into a research agreement with the University of Miami School of Medicine, Department of Neurology Multiple Sclerosis Center. Conducted under the Florida 499 program, this study was a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon(TM), Viragen's first generation natural human-leukocyte derived interferon product. The study was conducted on a double-blind basis with certain patients receiving different dosage levels of Alpha Leukoferon and certain patients receiving a placebo. The study terminated in mid-1992. Published information on these trials indicated that, in many cases, Viragen's interferon product provided favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic progressive multiple sclerosis.

     The Principal Investigator for this study authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of Viragen's Alpha Leukoferon product in the treatment of various types of multiple sclerosis. The abstract titled: "Stabilization of Relapsing-Remitting and Progressive Multiple Sclerosis with Natural Interferon
Alpha: A Preliminary Trial," was published in the Annals of Neurology, the official journal of the American Neurological Association in 1994. An additional article was published by the investigators and Viragen titled: "Natural Alpha Interferon in Multiple Sclerosis: Results of Three Preliminary Series," appeared in the Journal of International Medical Research in 1996.

  Chronic Myelogenous Leukemia

     Chronic myelogenous leukemia is one of a group of diseases called myeloproliferative disorders and is usually recognized by a distinctive abnormality, the Philadelphia Chromosome. The current treatment for chronic myelogenous leukemia is high dose chemotherapy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease affecting both the presence of Leukemia cells as well as the number of bone marrow cells having the Philadelphia Chromosome.

  HIV/AIDS

     In July 1990, Viragen received approval from the Florida HRS for an HIV/AIDS treatment protocol using Alpha Leukoferon in injectable form. In September 1993, Viragen initiated distribution on a limited basis of its product under this protocol. However, in December 1994, HRS informed Viragen that no new patients may be enrolled under the 499 Program, including those patients with HIV/AIDS, ARC and Kaposi's Sarcoma, until Viragen has satisfied HRS regarding compliance with Food and Drug Administration promulgated current Good Manufacturing Practice requirements. In July 1995, Viragen discontinued enrollment of new patients in its 499 Program and in August 1995, reached a settlement agreement with the Florida HRS which provided for the elimination of the enrollment of new patients in its 499 Program, with the possible exception of certain limited enrollments approved by the Florida HRS for humanitarian purposes, the continued participation by previously enrolled patients in the 499 Program and the resolution of other issues.

     In March 1996, Viragen in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from the Florida Health and Rehabilitation Services, under Florida's Investigational Drug Program, to conduct an investigational study in Florida of Viragen's natural human alpha interferon product, Alpha Leukoferon, for the treatment of HIV/AIDS in hemophiliacs. Viragen entered into an agreement with Quantum Health Resources, Inc., which provided Viragen with $330,000 towards the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study commenced in March 1996, with 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. While the study suggested that Alpha Leukoferon was safe and well tolerated, the overall study results proved to be inconclusive due to a smaller than anticipated number of patients that finished the study.

MANUFACTURE OF INTERFERON

     Human white blood cells, also known as leukocytes and a stimulating agent, raw materials which are readily available to us, are needed to produce human interferon. A stimulating agent, which is harmless to humans, is introduced into the white blood cell, which induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified.

     Viragen (Europe)'s Omniferon product is currently being manufactured in its Scottish facility for use in planned human clinical trials anticipated to commence in the fourth quarter of calendar 1999. Viragen's first generation of natural interferon was manufactured and distributed in Florida under the 499 Program under the name Alpha Leukoferon. Production of Alpha Leukoferon was discontinued in January 1995.

     Production methods that we have developed, as well as enhanced methods currently under development, could serve to reduce our costs of production and, ultimately, the market price of Omniferon to patients. However, we cannot assure you that our new manufacturing technology will enable us to achieve the level of manufacturing proficiency and product improvement hoped for.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and European Union regulatory approvals, if obtained, of a new biopharmaceutical product takes several years and requires substantial funding. In July 1999, we received approval of our European Clinical Trial Exemption Application to commence clinical trials of Omniferon for the treatment of hepatitis C. The completion of these clinical studies is required before we can receive regulatory approval to market Omniferon. Our completion of these studies is dependent upon our receiving significant additional fundings.

     Following the receipt of additional funding from a series of Private Placements completed in March 1996, our research efforts increased together with associated costs. These increases can be expected to continue as we continue our product development and production scale-up efforts. Research and development costs totaled $2,742,154, $1,585,837, and $319,076 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

INTELLECTUAL PROPERTY

     We believe our production techniques are unique and are capable of yielding a superior quality product. We believe our production techniques will allow us to offer Omniferon at a price competitive with the recombinant interferons currently being marketed.

     Viragen has filed two patent applications covering Omniferon production techniques. They have also submitted several foreign patent applications relating to natural interferon for topical use, several of which have been granted. During fiscal 1999, their patent issued in Japan for the topical use of interferon was challenged by a Japanese company. They defended their patent position and were successful in their defense.

     Under a license agreement between Viragen and Viragen (Europe) Ltd. dated July 12, 1995, we were granted exclusive rights to Viragen's proprietary technologies, including those technologies covered by patent, for all countries comprising the European Union. In addition, this agreement granted us the non-exclusive rights to Viragen's technology throughout the world, excluding the United States and its territories. This agreement provides that we will pay Viragen a royalty ranging from 10% to 5% of sales, with a minimum of $2 million per year, subsequently modified to $167,000 per month. The minimum royalty payment has been deferred by Viragen until as we have the necessary cash flow to meet this payment. This agreement has an initial term of 15 years and automatically renews for two successive 15-year periods.

     United States patents have been issued to others with respect to genetically engineered and human-derived interferon. Subject to other existing patent claims, Viragen (Europe) and/or Viragen may have to negotiate license agreements with other patent holders to use their processes and products. We believe that the technology we use to manufacture Omniferon does not infringe upon any current patent.

     The validity and enforceability of a patent can be challenged by litigation after its issuance. If the outcome of that litigation is against the owner of the patent, other parties may be free to use the subject matter covered by the patent. The degree of protection afforded by foreign patents may be different than in the United States. We cannot assure you that patents obtained in the future will be of substantial protection or commercial benefit to us.

REGULATION

     We completed our preclinical studies of Omniferon in fiscal 1999 and in July 1999 received approval to commence clinical trials on humans. We anticipate commencing clinical trials in the fourth calendar quarter of 1999. The European Union regulations specifically provide for the possibility of more abbreviated preclinical studies for naturally occurring substances such as our product than for genetically engineered products. Accordingly, while we cannot be sure, we believe we may receive a more expeditious review of the various European Union processes and clinical trials necessary for market approval.

     Our activities and the product and processes resulting from our activities are subject to substantial government regulation in Scotland, the UK and within European Union member nations. Obtaining regulatory approval for commercialization of any new biopharmaceutical product takes significant time and capital, and involves extensive testing procedures and lengthy clinical trials. The preclinical and clinical trial process initially includes extensive annual testing to demonstrate product safety and dosage information. Subsequent human tests are then undertaken to show the same and document findings related to effectiveness, toxicity, and side effects. Biostatistical analysis of data is then gathered in these studies, followed by the submission of all information and data to the regulatory authorities.

     To secure physical resources, expertise, and a continuing leukocyte supply for clinical trials and, subject to regulatory approval, and in the commercialization of the product, on July 20, 1995, we entered into the Scottish Agreement with the Common Services Agency in Scotland and the Scottish National Blood Transfusion Service. The Transfusion Service operates a blood fractionation facility near Edinburgh, Scotland, located near our production facility. The Transfusion Service has the physical and technical resources to assist in the implementation of our proprietary technology in the manufacture of Omniferon. The Scottish Agreement provided us with access to leukocytes which was considered critical for us to successfully conduct European Union clinical trials, as well as to provide for expected commercial manufacturing upon regulatory approval.

     During fiscal 1999, we received notification that due to concerns over the possible presence of New Varient Creutzfelt-Jacob disease, also known as Mad Cow Disease, in the UK blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the Scottish Agreement, would not be approved for use our planned clinical trials or potential commercial production until the European regulatory authorities are satisfied that the risk of contamination had been minimized. Due to this situation we intend to use leukocytes collected in Germany under our German contractual arrangements as well as other approved sources to continue with our planned clinical trials and possibly the commencement of commercial scale production if needed.

     In Europe as in the United States, human clinical trial programs generally involve a three phase process. Typically, Phase I trials are conducted in healthy volunteers to determine an early side effect profile and the pattern of drug distribution and metabolism. Phase II trials are then conducted in groups of patients afflicted with the target disease to provide sufficient data for the statistical proof of effectiveness and safety required by regulatory agencies. If Phase II evaluations indicate that a product demonstrated potential effectiveness and has an acceptable safety profile, Phase III trials are undertaken to conclusively demonstrate clinical effectiveness and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

     Regulatory approvals of a new pharmaceutical or biopharmaceutical product can often take five years or longer unless accelerated in certain instances for life-threatening diseases. In all cases this process involves the use and expenditure of substantial resources. Approval depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

     American pharmaceutical manufacturers who sell outside of the United States are also subject to Food and Drug Administration jurisdiction. Semi-finished drugs may be shipped under certain controlled circumstances for further processing, packaging, labeling and distribution to third parties residing in approved foreign countries, subject to the laws that apply in those countries. For Viragen to conduct this type of sale, we must comply with all Food and Drug Administration rules and regulations as well as those of the country to which we intend to ship the product before we would be permitted to export crude or finished interferon products outside the United States.

COMPETITION

     Competition in the immunological and pharmaceutical products industry is intense. Competitors include major pharmaceutical companies, some of which have already marketed genetically engineered alpha and beta interferon products for various diseases and others which have expanded or plan to expand into modern biotechnology. Several large companies including Hoffman-La Roche, Inc., Schering-Plough Corporation, Glaxo-Wellcome, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with recombinant interferons (alpha and beta) and other immunological products for the treatment of certain cancers, and viral infections, including hepatitis C, our first targeted use of Omniferon. Competition is expected to increase in the future based upon the perceived potential commercial applications for such products. Many of our competitors have existing programs, more experience in research, development and clinical testing of pharmaceutical products, and substantially greater financial, marketing and human resources than we do.

     In addition to the manufacturers of synthetic interferons, Interferon Sciences, Inc., a domestic manufacturer of natural interferon received Food and Drug Administration approval in 1989 to sell, in injectable form, their natural interferon product for genital warts.

     We believe that competition is also based on production ability, technological superiority and administrative and regulatory expertise in obtaining governmental approvals for testing, manufacturing and marketing of the product.

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. We are not presently a competitive factor in revenue participation in the biopharmaceutical industry.

EMPLOYEES

     As of September 24, 1999, we had twenty-six full-time employees, including Dr. D. Magnus Nicolson, the Managing Director of Viragen (Scotland) and Chief Operating Officer of Viragen, Inc. Through the provisions of the Scottish Agreement, we have access to additional personnel within our production facility in Scotland and departments within the Scottish Transfusion Service. We also retain external consultants as needed.

ITEM 2.  PROPERTIES

     Viragen, Inc. currently owns a 14,000 square foot building in Hialeah, Florida, which serves as Viragen's chief laboratory and research facility in the United States. Viragen intends to sell its Florida laboratory facility during fiscal 2000, consolidating all research and production assets in our Edinburgh Scotland facility.

     Viragen and Viragen (Europe) also maintain administrative offices in a 15,000 square foot facility, located at 865 S.W. 78th Avenue, Suite 100, Plantation, FL 33324.

     In November 1996, Viragen (Scotland) executed a five year lease with Lothian and Edinburgh Enterprise Limited for a newly constructed laboratory and manufacturing facility located in the Pentlands Science Park in the Edinburgh area of Scotland. The facility consists of approximately 15,000 square feet with an annual base lease rate of 71,700 UK pounds ($119,700 per year) plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. As part of the lease agreement, Lothian and Edinburgh Enterprise Limited provided us with a 8.68% per annum, working capital loan in the amount of 100,000 UK Pounds (approximately $166,000), payable over a 20 year term with quarterly payments due through maturity, August 2017.

     We consider all of our properties as suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

ITEM 3.  LEGAL PROCEEDINGS

     In July 1994, an action was filed in the Circuit Court of Dade County, Florida against Viragen (Europe), then named Sector Associates, Ltd., alleging that Sector Associates, Ltd., prior to the reverse acquisition by Viragen and Viragen (Scotland), mishandled payment of amounts due to Roy Woods, a secured creditor (Roy Woods as Trustee v. Sector Associates, Ltd.). Specifically, the suit alleges (1) that Sector collected certain receivables of Drew Communications Group, Inc. in which the Plaintiff held a security interest, and
(2) that Sector had a duty as a stockholder to liquidate Drew Communications Group, Inc. for the benefit of the creditors. The suit seeks recovery of damages in the amount of $200,000 plus an additional unspecified monetary amount. We have denied the claim and have filed a counterclaim. In addition, Mr. George Levin of Miami, FL, a former principal stockholder of Sector Associates, Ltd., is obligated and has agreed to indemnify us in this matter and has assumed responsibility for defense of this lawsuit. Based on the nature of the damages alleged, as well as the indemnification received from the stockholder defending the lawsuit, management does not believe that the litigation will result in a material liability. No accrual for loss has been recorded related to this litigation.

     We know of no other material litigation or claims pending, threatened or contemplated to which we are or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Viragen (Europe) Ltd.'s common stock was traded on the NASDAQ SmallCap Market until March 23, 1999, under the symbol "VERP." Our stock commenced trading on the over-the-counter bulletin board on March 24, 1999. The stock symbol continues to be "VERP". The following table sets forth the high and low bid quotations for our common stock since July 1, 1997.

                                                              HIGH     LOW
                                                              -----   -----
1998-1999 PERIOD
First Quarter ended 09/30/98................................  $3.44   $1.94
Second Quarter ended 12/31/98...............................   2.31     .75
Third Quarter ended 03/31/99................................    .88     .25
Fourth Quarter ended 06/30/99...............................   1.00     .25

1997-1998 PERIOD
First Quarter ended 09/30/97................................   6.25    4.00
Second Quarter ended 12/31/97...............................   7.38    1.88
Third Quarter ended 03/31/98................................   5.16    1.94
Fourth Quarter ended 06/30/98...............................   4.00    3.00

     The above quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

     As of September 24, 1999, the approximate number of record holders of our common stock was 120 with an estimated total number of stockholders of 1,200. At that date the closing price of the common stock was $0.47 per share.

     We have not paid any cash dividends on our common stock since incorporation. Since we have experienced losses since inception, have an accumulated deficit, and significant capital requirements in the future and presently intend to retain future earnings, if any, to finance the expansion of its business, it is not anticipated that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on our earnings, if any, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                               YEAR ENDED JUNE 30,
                                               ----------------------------------------------------
                                                   1999          1998          1997         1996
                                               ------------   -----------   ----------   ----------
Interest and other income....................  $     49,762   $    37,474   $  233,552   $   73,945
Net loss.....................................    (4,930,453)   (4,642,126)    (859,214)    (475,351)
Net loss per average common share
  outstanding................................         (0.46)        (0.65)       (0.12)       (0.13)
Weighted average shares outstanding..........    10,607,393     7,116,059    7,048,967    3,685,705

                        CONSOLIDATED BALANCE SHEET DATA

                                                                 YEAR ENDED JUNE 30,
                                                  -------------------------------------------------
                                                     1999         1998         1997         1996
                                                  ----------   ----------   ----------   ----------
Working capital (deficit).......................  $ (582,995)  $  213,246   $3,197,265   $5,795,786
Total assets....................................   4,909,596    5,053,272    7,750,737    5,953,949
Long-term debt..................................     131,973      160,043      157,686           --
Stockholders' equity............................   2,480,500    1,823,623    6,452,137    5,829,565

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any of our forward looking statements. It is important to note that our actual results could differ materially from those contained in our forward looking statements.

     Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in our Registration Statement Form SB-2 (No. 333-7303) declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment on Form S-3 (No. 333-7303) dated April 15, 1997. You should also consult updated risk factors, which will be listed from time to time in future Reports on Forms 10-Q, 10-Q/A, 8-K, 10-K and annual reports to the stockholders.

     The biopharmaceutical industry is highly competitive and subject to rapid technological change. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions. Increased competition from existing biopharmaceutical companies as well as the entry into the market of new competitors could adversely affect our financial condition and results of operations.

     Our future success depends greatly on our ability to obtain additional financing capital. We cannot assure you that we will be able to obtain the capital necessary to continue with our operations. Our future success also depends in part upon our intellectual property, including future patents, trade secrets, know-how and continuing technology innovation. While Viragen has recently filed two patent applications related to Omniferon, there can be no assurance that the steps taken by us or Viragen to protect intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We cannot provide assurance that any patent owned by us or Viragen, in the future, will not be invalidated, circumvented or challenged, or that the rights granted to us, will provide competitive advantages. We cannot assure you that any of our or Viragen's future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, we cannot provide assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around possible patents owned by us or Viragen.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 24, 1999, Viragen (Europe) has limited capital to sustain its operations. The fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern. We are actively seeking new investment capital however, we cannot assure you as to the timing of any new investment, if at all. If we are unable to attract new investment capital in the near-term, it would be necessary for us to significantly reduce or completely suspend all operations.

     Through a license granted by Viragen, Viragen (Scotland)'s parent, Viragen (Scotland) secured certain rights to engage in the development, manufacture and distribution of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte derived multi-species interferon for various diseases that affect the human immune system. On July 20, 1995, Viragen (Scotland) entered into a License and Manufacturing Agreement with the Common Services Agency, an agency acting on behalf of the Scottish National Blood Transfusion Services. This agreement provided that the Transfusion Service would assist us in the manufacture of our Omniferon product and upon regulatory approval, if obtained, aid in the distribution of the product in the European Union in return for certain fees and additional rights.

     The Transfusion Service has committed to assist in the manufacture of Omniferon in sufficient scale to accommodate the European Union clinical trials and may simultaneously or subsequently engage in commercial sales in amounts to be agreed upon by the parties and the European regulatory authorities. The Transfusion Service will also cooperate with us in studies relevant to the product and with eventual production, clinical trials and distribution. Our management considered it critical to our operations and to planned clinical trials to have secured a sufficient source of human leukocytes, a critical component in the manufacture of Omniferon. Viragen (Scotland) was a newly formed company which commenced operations upon the execution of its agreement with the Transfusion Service in 1995.

     During fiscal 1999, we received notification that due to concerns over the possible presence of New Varient Creutzfelt-Jacob disease, also known as Mad Cow Disease, in the United Kingdom blood supply, human leukocytes collected in Scotland, including those intended to be supplied under the Scottish Agreement, would not be approved for use in our planned clinical trials or potential commercial production. This ban is expected to stay in place until the European regulatory authorities are satisfied that the risk of contamination of any product using these leukocytes has been minimized. We intend to use leukocytes produced in Germany under our German contractual arrangements, as well as other approved sources, to continue with its planned clinical trials and possibly the commencement of commercial scale production, if needed.

     Under the terms of our license agreement with Viragen, a $2,000,000 Initial prepayment and deposit was paid to Viragen in June 1997. In September 1997, we mutually agreed with Viragen to extend the technology transfer completion dates. Accordingly, the agreement was modified such that the $2,000,000 initial prepayment would represent the contractual prepayment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of that agreement, the initial prepayment would have been refunded to us. The technology transfer was completed on November 1, 1997, and the prepaid licensing fee was fully expensed at that time. This accounting treatment is consistent with SFAS No. 2, "Accounting for Research and Development Costs," as we are in the process of obtaining European Union regulatory approval for marketing the licensed technology.

     We initiated a series of private placements to accredited investors to raise capital necessary to complete the planned reverse acquisition, raise the funding necessary to complete construction of our Scottish facility and for our initial product testing in Scotland. In December 1995, we completed a private placement, raising approximately $750,000 through the sale of 336,000 units for a purchase price of $2.23 per unit. Each unit consisted of 0.71 shares of common stock and 2.5 common stock purchase warrants having an exercise price of $6.00 per share. This offer represented a total of 240,000 shares and 840,000 warrants. In March 1996, we completed two additional private placements, issuing a total of 768,000 shares of common stock and 216,500 warrants having an exercise price of $12.00 per share. These offerings yielded net cash proceeds of $5,102,000. The completion of the private placements provided us with the initial capital necessary:

          - for the construction of manufacturing facilities in Scotland,
          - for the purchase of equipment for our Scottish facilities,
          - to provide $2,000,000 minimum royalty to Viragen,
          - to increase our number of employees and
          - for general working capital purposes.

     In November 1996, we executed a five year lease agreement, subsequently amended to include additional space, in a biotechnology park in the Edinburgh area of Scotland. This facility, comprised of approximately 12,000 sq. ft., contains our European laboratory and production facilities. Monthly rental for the facility is 5,974 British Pounds or approximately US$9,975, subject to adjustment for common area maintenance charges. The lease provides for four five-year extensions at our option. Other productive assets located within the Transfusion Service facility are available to us under the Scottish Agreement.

     We commenced safety and preclinical trials of Omniferon in March 1998. These trials were concluded in December 1998. We received the final preclinical study results in April 1999. Results of the study indicated no unexpected toxicity. In July 1999, our Clinical Trial Exemption Application to commence human clinical trials was approved. We intend to commence our clinical trials in the fourth calendar quarter of 1999.

     Our present focus is the continued development of Omniferon, initially for the treatment of hepatitis C. The entire process of research, development and European Union regulatory approvals, if obtained, of a new biopharmaceutical product takes several years and requires substantial funding.

     In November 1998, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for Omniferon. Under the terms of this agreement, AGC's designated territories include Saudi Arabia, Kuwait, Yemen, Oman, UAE, Brunei and other Middle Eastern countries, as well as India and Pakistan. The AGC agreement calls for AGC to purchase a minimum of $20 million of Omniferon over five years commencing with AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of regulatory approvals to export Omniferon from our facility in Edinburgh, Scotland. The purchase minimums will be secured by a $1 million irrevocable revolving letter of credit. These minimums increase significantly upon our obtaining regulatory approval for commercialization of Omniferon in the United States and/or Europe.

     Under the terms of the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of Omniferon in its designated territories and all subsequent sales, marking and distribution activities. The AGC agreement also calls for AGC to build, own and operate, at its own expense, a pharmaceutical distribution facility in a mutually agreeable location within their distribution territory. AGC has informed us they will initially focus on distributing our natural alpha interferon for hepatitis B and C, diseases that are at epidemic proportions in the designated territories.

     During fiscal years 1999 and 1998, we expended $390,000 and $914,000 respectively, in property, plant and equipment primarily related to the continued development of its Scottish manufacturing facility.

     We will incur additional future losses as we enter the clinical trial phase scheduled to commence in the fourth calendar quarter of 1999. Accordingly, Viragen has agreed to provide us, to the extent they are able, with the working capital necessary to fund operations at least through calendar 2000. Advances from parent and affiliates at June 30, 1999 and 1998, represent cash advanced by Viragen and its subsidiaries. During fiscal 1999, Viragen has contributed to capital approximately $5,828,000 in intercompany advances in exchange for an additional 8,951,094 shares of our common stock. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the Licensing Agreement that began November 1, 1998 until we are able to fund this obligation. Significant additional funding will be required to complete the clinical trials and administrative filings necessary to apply for final European Union regulatory approvals. Our management believes that these additional funding may be more readily available as we complete various phases of our clinical trials. Estimated funding requirements related to the approval of Omniferon for hepatitis C, the first approval we are seeking, include: Phase I/II trials -- $3.2 million and Phase II studies -- $9.1 million.

RESULTS OF OPERATIONS

  1999 Compared to 1998

     As the discussion of Liquidity and Capital Resources noted, our fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubts as to our ability to continue as a going concern.

     Research and development costs for fiscal 1999 totaled $2,742,154, an increase of approximately $1,156,000 (73%) over the preceding year. This increase reflects increased costs associated with development and scale-up projects associated with the transfer of technology from our parent, Viragen, relating to Omniferon. Components of this increase include an increase of $640,755 in scientific salaries and support fees, increases in laboratory supplies expense of $146,288 and increases in repairs and maintenance expenses associated with plant equipment totaling $115,762.

     General and administrative expenses totaled $880,762 for the year ended June 30, 1999 compared with $1,078,287 for the preceding year. This decrease of $198,000 (18%) was attributable primarily to a decrease in legal fees of $64,302 from the prior year. This decrease is attributable to the settlement of litigation during the prior year. Also included in the reduction was a negotiated reduction in real property taxes of $133,350 payable on our Scottish facility.

  1998 Compared to 1997

     Revenue for the fiscal year ended June 30, 1998 of $37,474, represents interest earned on the investment of proceeds from a series of private placements completed in fiscal 1996. The decline in interest income from $233,552 from the preceding year reflects the reduction in principal invested between the periods. This reduction in cash balances resulted primarily from the payment of a $2 million initial royalty prepayment and deposit to Viragen in June 1997 under the License Agreement between Viragen (Scotland) and Viragen. Also, we incurred operational losses of $4,642,126 and expenditures associated with the continued equipping of our laboratory and manufacturing facility in Scotland.

     Research and development costs totaled $1,585,837 for the year, an increase of $1,266,761 over the previous year. This sharp increase is attributable to significantly expanded development and scale-up projects associated with the transfer of technology from our parent, Viragen, relating to our Omniferon product. Components of this increase during fiscal 1999 include increases in scientific salaries and support fees of approximately $270,800, increases in laboratory supplies expense of approximately $342,400 and an increase in research related scientific professional fees paid to the Scottish National Blood Transfusion Service under the Scottish Agreement of $200,100. Research and development costs will continue to increase as we continue our process development refinements and scale-up projects prior to the planned commencement of clinical trials of the product.

     Licensing expense of $2,000,000 represents the $2 million initial licensing payment and deposit we paid to Viragen under the terms of our license agreement with Viragen. The $2 million was paid in June 1997. We will be required to incur a minimum $2 million of licensing expenses annually, payable at $166,667 per month, for the duration of the license agreement. Viragen has agreed to defer payment of the minimum monthly licensing fee due commencing November 1, 1998, until such time as we were able to fund this payment.

     General and administrative expenses increased sharply during the year totaling $1,078,278 for the year compared to $768,158 for the preceding year. This increase between the periods reflects an increase in the administrative support functions associated with establishment of our laboratory and manufacturing facility in Scotland and related transfer of technology and process scale-up projects during fiscal 1998. Also included in the components of this increase were legal fees which increased by approximately $63,900 between the periods. The increase in legal fees is attributable to the establishment of our German subsidiary, as well as the settlement of litigation. The $25,000 settlement was included in general and administrative expenses. Rent expense also increased by approximately $169,200, due primarily to increased space leased in our Scottish manufacturing facility.

     The increase in interest expense reflects a full year's interest on the $166,000, 8.68% per annum working capital loan obtained from the Lothian and Edinburgh Enterprise Limited in November 1997.

YEAR 2000

     Viragen (Europe) recognizes the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business and the operations of third parties upon whom we are dependent. We rely heavily on computerized laboratory equipment both for ongoing research and production scale-up projects as well as computer controlled commercial scales manufacturing equipment in place in our Scottish facility. In addition, through strategic alliance and supply agreements currently in place, we are also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of product produced for planned clinical trials and eventually for commercial scale production.

     We have been using both internal and external resources to isolate and as necessary, reprogram, update or replace hardware or software found to be non Year 2000 compliant. The evaluation phase of our Year 2000 compliance program began in the fourth fiscal quarter of 1998. Due to the limited size of our administrative staff, most of this work is being completed by outside contractors retained specifically for this project. We expect to complete our internal Year 2000 project by October 1999. The total estimated cost to complete our internal Year 2000 project is $30,000 to $40,000, including projected hardware replacements indicated. Funding for the evaluation and correction phases is being provided from general working capital.

     We have contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to our ongoing operations to discuss and evaluate their own compliance programs. After evaluation of third party responses we will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

     The costs and projected completion dates of our Year 2000 compliance program is based on our best estimates and is dependant in large part upon compliance programs of external third parties or scientific equipment and software vendors over whom we have no direct control. Accordingly, our inability or the inability of the critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on our operations, product development, clinical trial or commercial manufacturing standpoint, negatively affecting our financial condition, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On January 28, 1997, the Securities and Exchange Commission adopted Securities Act Release No. 7386 which requires that we disclose our policies used to account for derivatives and certain quantitative and qualitative information about market risk exposures. Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.

     We have not traded or otherwise transacted in derivatives nor do we expect to do so in the future. We have established policies and internal processes related to the management of market risks which we use in the normal course of our business operations.

INTEREST RATE RISK

     The fair value of long-term interest rate debt is subject to interest rate risk. As we had a minimal amount of long-term debt at June 30, 1999, a change in interest rates would not have a material impact on our future operating results or cash flows.

FOREIGN CURRENCY EXCHANGE RISK

     We believe our foreign currency risk is not material. At the present time we do not have sales revenues or related receivables. Also, we do not purchase foreign currencies on a regular basis. Transfers of funds to our foreign subsidiary in Scotland are infrequent and are transferred at the then current exchange rate.

     We were not impacted by the European Union's adoption of the "Euro" currency. Our foreign operations are located in Scotland and the United Kingdom did not participate in the adoption of the Euro. The United Kingdom does not have a scheduled date for the eventual adoption of the Euro.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                              SERVED AS
                                                                                           OFFICER AND/OR
                                                                                              DIRECTOR
NAME                                     AGE   POSITION WITH THE COMPANY                        SINCE
- ----                                     ---   -------------------------                   ---------------
Gerald Smith...........................  69    Chairman of the Board                            1995
                                               President                                        1995
                                               Director of Viragen (Scotland) Limited           1995

Dennis W. Healey.......................  51    Executive Vice President                         1996
                                               Treasurer, Secretary and Director                1996
                                               Director of Viragen (Scotland) Limited           1995

Dr. Magnus Nicolson....................  39    Managing Director of Viragen (Scotland)          1996
                                               Ltd.
                                               Director                                         1997

     Our directors are collectively elected at the annual meeting of stockholders and hold office for one year and until their successors are elected and qualified. Officers are appointed by the board of directors and serve at the pleasure of the board.

     GERALD SMITH became the president and chairman of the board of directors on December 8, 1995. Mr. Smith has also served as a director of Viragen (Scotland) Ltd. since, its inception in April 1995. Since February 5, 1993, Mr. Smith has served as a director of Viragen, Inc., our majority stockholder, and on May 12, 1993, Mr. Smith became president of Viragen. In June 1994, Mr. Healey relinquished his position as chairman of the board of directors of Viragen in favor of Mr. Smith. Since 1982, Mr. Smith was a principal stockholder, president, chief executive officer and director of Business Development Corp. of Miami, Florida, which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture of Boca Raton, Florida. Mr. Smith is also the president, chief executive officer and a director of Cinescopic Corporation and International Database Service, Inc. located in Palm Beach Gardens, Florida, both computer-oriented companies which developed database technology using the personal computer for audio, video, animation and real time communication. Mr. Smith has wound down Business Development Corp.'s operations in order to devote substantially all of his time to Viragen (Europe) and Viragen.

     DENNIS W. HEALEY is a certified public accountant and was appointed executive vice president, chief financial officer, treasurer, secretary and a director in January, 1996. Mr. Healey has also served as a director of Viragen (Scotland) Ltd. since its inception in April 1995. In April 1993, he was appointed chairman of the board and chief executive officer of Viragen, Inc. and in June 1994, Mr. Healey relinquished the position of chairman to Mr. Smith and in July 1994 relinquished the position of chief executive officer. Upon Gerald Smith becoming president of Viragen on May 12, 1993, Mr. Healey became executive vice president and has served as chief financial officer and treasurer of Viragen since 1980 and its secretary since 1994. In July 1996, Mr. Healey, resigned his position as chief financial officer and treasurer of Medicore, Inc., a publicly traded company on the NASDAQ, and as executive vice president of its publicly traded affiliate, Techdyne, Inc. Mr. Healey joined Medicore in 1976 as its controller. He also resigned his position as treasurer of most of Medicore's subsidiaries and as vice president of Dialysis Corporation of America, a publicly traded subsidiary of Medicore.

     D. MAGNUS NICOLSON, Ph.D. was appointed chief operating officer in August, 1999. Dr. Nicolson was elected a director in 1997 and has served as the managing director of Viragen (Scotland) Ltd., since April 1996. From 1992 to 1995, Dr. Nicolson was employed by Scottish Enterprise, an agency of the Scottish government responsible for generating economic development in Scotland. During his time at Scottish Enterprise, he served as technology manager for Locate in Scotland (1995), senior executive (1993 to 1995), and contractor, healthcare liaison office of Dunbartonshire Enterprise (1992 to 1993). From 1990 to 1992, Dr. Nicolson conducted various market research projects for a variety of public and private enterprises as an independent marketing consultant. In 1988, Dr. Nicolson was awarded a Doctorate in Immunology from the University of Strathclyde, in addition to acquiring Masters Degrees in both Immunology and Business in 1985 and 1992, respectively. Dr. Nicolson is a Fellow of the Royal Society of Medicine, a Member of the Royal Society of Chemistry, and a Member of the Chartered Institute of Marketing.

     There is no family relationship between any of the officers and directors.

     As the operations of Viragen (Europe) and its parent, Viragen, remain parallel at this time, Viragen's executive committee and audit, finance and compensation committee, operating on behalf of Viragen, provides a comparable function for Viragen (Europe). Viragen's executive committee consists of Carl M. Singer (Chairperson), Gerald Smith and Robert H. Zeiger, and the audit, finance and compensation committee consists of Charles J. Simons (Chairperson), Sidney Dworkin, Robert C. Salisbury and Dennis W. Healey. Mr Healey abstains from any discussions or votes concerning his salary or other forms of compensation.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation and employment agreements of the chief executive officers and the four most highly compensated executive officers at June 30, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                                          ALL
                                                                           ANNUAL    RESTRICTED                          OTHER
              NAME AND PRINCIPAL                                           COMPEN-     STOCK      OPTIONS/    LTIP      COMPEN-
                   POSITION                      YEAR    SALARY    BONUS   SATION      AWARD      SARS(#)    PAYOUTS    SATION
              ------------------                 ----   --------   -----   -------   ----------   --------   -------   ---------
Gerald Smith(1)................................  1999   $ 82,000
  Chairman of Board                              1998     69,615    --       --          --          --        --            --
  and President                                  1997      2,923    --       --          --          --        --            --

Robert H. Zeiger(2)............................  1999   $  2,582    --       --          --          --        --            --
  Chief Executive Officer                        1998      9,616    --       --          --          --        --            --
  and Director                                   1997         --    --       --          --          --        --            --

Jay Sawardeker.................................  1999   $  9,039    --       --          --          --        --            --
  Chief Executive Officer                        1998         --    --       --          --          --        --            --
  and Director                                   1997         --    --       --          --          --        --            --

Dennis W. Healey(3)............................  1999   $ 57,000    --       --          --          --        --            --
  Exec. Vice Pres., Chief Finan. Off.,           1998     53,654    --       --          --          --        --            --
  Secretary, Treasurer and Director              1997     64,982    --       --          --          --        --            --

D. Magnus Nicolson(4)..........................  1999   $115,000    --       --          --          --        --            --
  Chief Executive Officer                        1998    100,054    --       --          --          --        --            --
  and Director                                   1997     83,080    --       --          --          --        --            --

- ---------------

(1) Mr. Smith became the chairman of the board, chief executive officer, president and a director of Viragen (Europe) on December 8, 1995. Mr. Smith entered into a two-year employment agreement on March 1, 1997, which provided for an annual salary of $10,000 and $20,000 for the first and second years, respectively. This agreement was amended on July 3, 1997, providing for an annual salary of $72,000 for the year ended June 30, 1998 and $82,000 for the period from July 1, 1998 through February 28, 1999.
(2) Mr. Zeiger was appointed a director and chief executive officer which position was relinquished by Mr. Smith. On July 31, 1998, Mr. Zeiger resigned for health reasons his position as chief executive officer and a director, effective September 30, 1998.
(3) Mr. Healey serves as executive vice president, chief financial officer, secretary and a director . On July 30, 1996 Viragen (Europe) entered into a two-year employment agreement with Mr. Healey providing for a salary of $14,200 for the two month period ending September 30, 1996 and $85,000 for the period October 1, 1996 to September 30, 1997. On March 1, 1997, Mr. Healey entered into a revised employment agreement to run concurrent with Mr. Smith's, superceding all previous agreements. This agreement as amended on July 3, 1997 provided for a salary of $31,700 for the four month period ending June 30, 1997, $52,000 per annum for the year ended June 30, 1998 and $57,000 per annum for the eight month period ending February 28, 1999.

(4) Dr. D. Magnus Nicolson serves as the managing director of Viragen (Scotland) Ltd. On August 6, 1998, Dr. Nicolson was appointed chief operating officer of Viragen (Europe). On April 6, 1996 Dr. Nicolson entered into a two-year employment agreement, providing for a salary of $74,250 per annum prorated over the first six month period of the agreement and further provided for an annualized increase of $8,250 to be prorated during each of the three subsequent six month periods thereafter and options to acquire 50,000 shares of common stock of Viragen (Europe) at $7.00 per share. On September 4, 1997, Dr. Nicolson's employment agreement was amended and extended through March 31, 2000, providing for an annual salary of $107,000 and $115,000 for the first and second years, respectively, options to acquire 75,000 shares of common stock exercisable at $5.72 per share and reimbursement of automobile and related expenses.

    On July 1, 1999, Dr. Nicolson entered into a two year employment agreement with Viragen (Scotland) to serve as its managing director at an annual salary of 72,700 UK pounds (US$116,300). Terms of this agreement also provide Dr. Nicolson with health insurance and similar benefits generally available to our executive officers, use of an automobile and related maintenance and reimbursement of business related expenses.

    Upon entering into this agreement, Dr. Nicolson received a grant of 200,000 options to purchase common stock of Viragen, Inc. with an exercise price of $0.75 per share. The options are exercisable for a period of five years from vesting and vest one-half on the first anniversary of the grant date and one half on the second anniversary.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 1999 to each person named in the Summary Compensation Table.

                                                    NUMBER OF      % OF TOTAL
                                                    SECURITIES    OPTIONS/SARS
                                                    UNDERLYING     GRANTED TO    EXERCISE OR
                                                   OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                                                GRANTED(#)    FISCAL YEAR    ($/SHARES)       DATE
- ----                                               ------------   ------------   -----------   ----------
Gerald Smith.....................................        --             --             --           --
Robert H. Zeiger.................................        --             --             --           --
Jay Sawardeker...................................        --             --             --           --
Dennis W. Healey.................................        --             --             --           --
D. Magnus Nicolson...............................        --             --             --           --

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 1999 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1999 fiscal year.

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                     AND 1999 FISCAL YEAR END OPTION VALUES

                                                                       NUMBER OF UNEXERCISED
                                                                         OPTIONS AT FY-END
                                                   LESS EXERCISE    ----------------------------    VALUE OF UNEXERCISED IN THE
                                                   VALUE REALIZED                                     MONEY OPTIONS AT FY-END
                                                    MARKET PRICE                                     (BASED ON FY-END PRICE OF
                                       SHARES       AT EXERCISE                                             $0.41/SHARE)
                                      ACQUIRED       LESS PRICE                                    ------------------------------
NAME                                 ON EXERCISE    EXERCISABLE     EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
- ----                                 -----------   --------------   -----------    -------------   -------------    -------------
Gerald Smith.......................      --             --                --              --              --               --
Robert H. Zeiger...................      --             --                --              --              --               --
Jay Sawardeker.....................      --             --                --              --              --               --
Dennis W. Healey...................      --             --                --              --              --               --
D. Magnus Nicolson.................      --             --            87,500          37,500          $    0           $    0

ADDITIONAL STOCK OPTIONS

     On September 4, 1997, Dr. D. Magnus Nicolson, chief operating officer and a director of Viragen (Europe) and managing director of Viragen (Scotland), amended and extended his employment agreement through March 31, 2000. Provisions of amended employment agreement included the grant of 75,000 options to purchase common stock of Viragen (Europe) exercisable at $5.72 per share for a period of five years from the grant date. The options granted are exercisable: (i) 37,500 options upon the earlier of the first anniversary of the option grant or upon filing a Clinical Trial Exemption Application for our Omniferon product in the European Union or United Kingdom and (ii) 37,500 options upon the earlier of the second anniversary of the option grant or upon acceptance of the Clinical Trial Exemption Application by European Union or United Kingdom regulatory authorities and at least six months had elapsed since the filing of the Clinical Trial Exemption Application.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding our common stock beneficially owned at September 24, 1999 (1) by each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our common stock, (2) by each of our directors, and (3) by all officers and directors as a group. A person is considered to be a beneficial owner of any securities for which the person has the right to acquire beneficial ownership within sixty days. At September 24, 1999, there were 16,067,153 shares of common stock outstanding.

                                                                 AMOUNT
                                                                NATURE OF
                                                               BENEFICIAL      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP(1)    OWNERSHIP
- ------------------------------------                          -------------   ---------
Viragen, Inc.(3)............................................   13,951,094       86.8%
Gerald Smith(4).............................................      100,000        0.1
Dennis W. Healey(5).........................................      100,000        0.1
Dr. Magnus Nicolson(6)......................................      125,000        0.1
5% holders, officers and directors as a group (4 persons)...   14,276,094       88.9

- ---------------

(1) Based upon information furnished to use by the principal security holders or obtained from our stock transfer books. Other than indicated in the notes, we have been informed that these persons have sole voting and dispositive power with respect to their shares. All of the individuals listed are officers and/or directors. Their address is 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324, which is also the address of Viragen, Inc.
(2) Based on 16,067,153 shares of common stock outstanding at September 24, 1999.
(3) Viragen, Inc. is the majority stockholder.
(4) Mr. Smith is president and chairman of the board of directors.
(5) Mr. Healey is executive vice president, treasurer, chief financial officer, secretary and a director.
(6) Dr. Nicolson is the chief operating officer and a director. Includes (i) 50,000 Common Stock options exercisable at $7.00 per share granted pursuant to Dr. Nicolson's service Agreement dated April 1, 1996 and (ii) 75,000 Common Stock options exercisable at $5.72 per share granted pursuant to Dr. Nicolson's Amended Service Agreement date September 5, 1997.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of common stock and other equity securities. Officers, directors and greater than ten percent (10%) stockholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 1999, that all

Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were completed in a timely manner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 12, 1995 Viragen (Scotland) entered into a license agreement with Viragen granting Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon. Under the terms of this agreement, we are obligated to pay an annual licensing fee equal to the greater of (1) $2,000,000 or (2) 10% of our gross revenues until total licensing payments of $18 million has been paid to Viragen. Once the $18 million licensing fee has been paid, we are obligated to pay Viragen an amount equal to 8% of our gross revenues until such time as total licensing fee of $25 million has been paid to Viragen. Once the $25 million licensing fee has been paid, we are obligated to pay Viragen an amount equal to 5% of our gross revenues thereafter.

     The initial term of the license agreement is for fifteen years and automatically renews for 2 successive fifteen years periods. In September 1997, Viragen and Viragen (Scotland) mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified providing that the $2,000,000 initial prepayment paid to Viragen in June 1997 would represent the contractual payment for the one year period commencing November 1, 1997. The agreement was further modified to provide that the event the proprietary technology was not transferred pursuant to the provisions of the agreement, the initial prepayment would have been refunded to Viragen (Scotland). The technology transfer was completed on November 1, 1997, and the prepaid licensing fee was fully expensed at that time. This accounting treatment is consistent with SFAS No. 2, "Accounting for Research and Development Costs," as we are in the process of obtaining European Union regulatory approval for marketing the licensed technology. The approval process entails performing extensive preclinical and clinical research.

     Mr. Gerald Smith, president and chairman of Viragen (Europe), is also the chairman and president of Viragen, our majority stockholder. Mr. Robert H. Zeiger served as chief executive officer, chief operating officer and a director from January 8, 1996 until his resignation for health reasons effective August 6, 1999. Mr. Zeiger continues to serve as vice chairman senior pharmaceutical advisor to the board and a member of the executive committee of the board of directors of Viragen. Mr. Dennis W. Healey, executive vice president, chief financial officer, treasurer, secretary and a director also serves in the same capacities for Viragen. Dr. Magnus Nicolson assumed the position of chief operating officer upon the resignation of Mr. Zeiger, is a director and also serves as managing director of Viragen (Scotland). Upon the resignation of Dr. Jay Sawardeker effective July 1, 1999, Dr. Nicolson assumed the position of chief operating officer of Viragen.

     Viragen currently owns 13,951,094 shares of common stock, representing 86.8% of our outstanding capital stock interest on September 24, 1999.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of documents filed as part of this report.

 EXHIBIT
 NUMBER    DESCRIPTION
- ---------  -----------
(1)   --   All financial statements -- See Index to Consolidated Financial
           Statements
(2)   --   Financial statements schedules -- See Index to Consolidated Financial
           Statements
(3)   --   Exhibits
                (i)     Certificate of Incorporation dated November 4,
                        1985.(incorporated by reference to the Company's initial
                        Registration Statement, File No 33-1952-NY)
               (ii)     Amended Certificate of Incorporation dated April 14, 1987.
                        (incorporated by reference to the Company's Registration
                        Statement, File No. 33-1952-NY)
              (iii)     Amended Certificate of Incorporation dated October 9, 1987.
                        (incorporated by reference to the Company's Annual Report on
                        Form 10-KSB for the fiscal year ended June 30, 1994 ("1994
                        10-KSB")
               (iv)     Amended Certificate of Incorporation dated November 18,
                        1987. (incorporated by reference to the 1994 10-KSB)
                (v)     Amended Certificate of Incorporation dated December 9, 1987.
                        (incorporated by reference to the 1994 10-KSB)
               (vi)     Amended Certificate of Incorporation dated December 18,
                        1987. (incorporated by reference to Post-Effective Amendment
                        No. 3 to the Company's Registration Statement filed May 2,
                        1989 ("Post-Effective Amendment No. 3")
              (vii)     Amended Certificate of Incorporation dated January 17, 1989.
                        (incorporated by reference to the 1994 10-KSB)
             (viii)     Amended Certificate of Incorporation dated June 9, 1989.
                        (incorporated by reference to the Company's Annual Report on
                        Form 10-KSB for the fiscal year ended June 30, 1993 ("1993
                        10-KSB")
               (ix)     Amended Certificate of Incorporation dated August 12, 1993.
                        (incorporated by reference to the 1993 10-KSB)
(4)   --   Instrument defining the rights of security holders, including indentures
                (i)     Amended Certificate of Incorporation dated December 13,
                        1993. (incorporated by reference to the 1993 10-KSB)
               (ii)     By laws of the Company (incorporated by reference to
                        Post-Effective Amendment No. 3)
              (iii)     Form of Common Stock Certificate (incorporated by reference to Form 8-A dated June 14, 1989)
               (iv)     Form of Class A Redeemable Common Stock Purchase Warrant
                        (incorporated by reference to Form 8-A dated June 14, 1989)
                (v)     Form of Class B Redeemable Common Stock Purchase Warrant
                        (incorporated by reference to Form 8-A dated June 14, 1989)
               (vi)     Warrant Agreement (incorporated by reference to Form 8-A
                        dated June 14, 1989)
              (vii)     Amendment to Warrant Agreement (incorporated by reference to
                        Post-Effective Amendment No 3)
             (viii)     Amendment to Warrant Agreement (incorporated by reference to the 1993 10-KSB)
               (ix)     Forms of Securities Purchase Agreement (incorporated by
                        reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 ("1995 10-KSB")
                (x)     Form of Common Stock Purchase Warrant (associated with
                        Securities Purchase Agreement) (incorporated by reference to the 1995 10-KSB)

 EXHIBIT
 NUMBER    DESCRIPTION
- ---------  -----------
               (xi)     Subscription Agreement and Investment Letter -- Sector
                        Associates Ltd., dated November 12, 1993 (incorporated by
                        reference to the 1993 10-KSB)
              (xii)     Securities Purchase Agreement dated January 25, 1995
                        (incorporated by reference to the 1994 10-KSB)
(10)  --   Material Contracts
                (i)     Employment Agreement between Gerald Smith and the Company
                        dated March 1, 1997 (incorporated by reference to the
                        Company's Annual Report on 10-K for the fiscal year ended
                        June 30, 1997 ("1997 10-K")
               (ii)     Employment Agreement between Dennis W Healey and the Company dated March 1, 1997 (incorporated by reference to the 1997
                        10-K)
              (iii)     Amendment to the Service Agreement between the Company and
                        Donald Magnus Nicolson, Ph.D. dated September 5, 1997
                        (incorporated by reference to the 1997 10-K)
               (iv)     Addendum to Employment Agreement between the company and
                        Gerald Smith dated July 3, 1997 (incorporated by reference to the 1998 10-K)
                (v)     Addendum to the Employment Agreement between the Company and
                        Dennis W. Healey dated July 3, 1997 (incorporated by
                        reference to 1998 10-K/A).
               (vi)     Indemnification Agreement between George Levin and the
                        Company dated October 20, 1995 (incorporated by reference to
                        1998 10-K/A).
              (vii)     License and Manufacturing Agreement with Common Services
                        Agency (incorporated by reference to Viragen, Inc.'s 1995
                        Form SB-2 File No. 33-88070 (filed August 9, 1995), Part II,
                        Item 27(10)(xxxvi))
             (viii)     License Agreement between Viragen Technology, Inc. and
                        Viragen (Scotland) Ltd. dated July 12, 1995 (incorporated by reference to 1998 10-K/A).
               (ix)     Amendment to License Agreement between Viragen Technology,
                        Inc. and Viragen (Scotland) Ltd. dated September 29, 1997
                        (incorporated by reference to 1998 10-K/A).
                (x)     Cooperation and Supply Agreement between Viragen, Inc.,
                        Viragen Deutschland GmbH and German Red Cross dated March
                        19, 1999 (incorporated by reference to Viragen, Inc.'s
                        Annual Report on Form 10-K/A for the year ended June 30,
                        1998).
               (xi)     Supply and Distribution Agreement between the Company and
                        the Adomjee Group of Companies dated November 16, 1998.
              (xii)     Letter of Intent between the Company and Drogson Healthcare dated July 2, 1999.
(21)  --   Subsidiaries of the registrant
(27)  --   Financial Data Schedule (for Securities and Exchange Commission use only)

     (b) Reports on Form 8-K filed during the fourth quarter

     None

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

Dated: September 5, 1999

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

                       SIGNATURE                                    TITLE                   DATE
                       ---------                                    -----                   ----

                    /s/ GERALD SMITH                      Chairman of the Board of   September 27, 1999
- --------------------------------------------------------  Directors, Principal
                      Gerald Smith                        Executive Officer and
                                                          President

                  /s/ DENNIS W. HEALEY                    Executive Vice President,  September 27, 1999
- --------------------------------------------------------  Treasurer and Principal
                    Dennis W. Healey                      Financial Officer,
                                                          Director

               /s/ DR. D. MAGNUS NICOLSON                 Director                   September 27, 1999
- --------------------------------------------------------
                 Dr. D. Magnus Nicolson

                   /s/ JOSE I. ORTEGA                     Controller and Principal   September 27, 1999
- --------------------------------------------------------  Accounting Officer
                     Jose I. Ortega

                              FORM 10-K -- ITEM 8
                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen (Europe) Ltd. and subsidiaries are included:


Report of Independent Certified Public Accountants..........  F-2
Consolidated balance sheets -- June 30, 1999 and 1998.......  F-3
Consolidated statements of operations -- Years ended
  June 30, 1999, 1998 and 1997..............................  F-4
Consolidated statements of stockholders' equity - Years
  ended June 30, 1999, 1998 and 1997........................  F-5
Consolidated statements of cash flows -- Years ended
  June 30, 1999, 1998 and 1997..............................  F-6
Notes to consolidated financial statements..................  F-7

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen (Europe) Ltd.

     We have audited the accompanying consolidated balance sheets of Viragen (Europe) Ltd. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen (Europe) Ltd. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that Viragen (Europe) Ltd. and subsidiaries will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred recurring operating losses and has an accumulated deficit of approximately $11 million at June 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ ERNST & YOUNG LLP

Miami, Florida
September 17, 1999

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current Assets
  Cash and cash equivalents.................................  $    124,335   $    656,139
  Prepaid expenses and other current assets.................       256,460        312,282
                                                              ------------   ------------
          Total current assets..............................       380,795        968,421
Property, Plant and Equipment
  Leasehold improvements....................................     1,893,992      1,947,310
  Equipment and furniture...................................     2,512,216      2,342,273
  Construction in progress..................................       292,152         48,655
                                                              ------------   ------------
                                                                 4,698,360      4,338,238
  Less accumulated depreciation.............................      (559,878)      (253,387)
                                                              ------------   ------------
                                                                 4,138,482      4,084,851
Due from parent.............................................       390,319             --
                                                              ------------   ------------
                                                              $  4,909,596   $  5,053,272
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.....................  $    955,911   $    752,312
  Current portion of long-term debt.........................         7,879          2,863
                                                              ------------   ------------
          Total current liabilities.........................       963,790        755,175
Licensing fee payable.......................................     1,333,333             --
Long-term debt, less current portion........................       131,973        160,043
Advances from parent........................................            --      2,314,431
Commitments and Contingencies
Stockholders' Equity
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued and outstanding 16,067,153 and 7,116,059
     shares at June 30, 1999 and 1998, respectively.........       160,672         71,160
  Additional paid-in capital................................    13,179,595      7,441,447
  Retained deficit..........................................   (10,906,519)    (5,976,065)
  Accumulated other comprehensive income....................        46,752        287,081
                                                              ------------   ------------
                                                                 2,480,500      1,823,623
                                                              ------------   ------------
          Total stockholders' equity........................  $  4,909,596   $  5,053,272
                                                              ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED JUNE 30,
                                                           --------------------------------------
                                                              1999          1998          1997
                                                           -----------   -----------   ----------
Income
  Interest and other income..............................  $    49,762   $    37,474   $  233,552
                                                           -----------   -----------   ----------
                                                                49,762        37,474      233,552
Costs and Expenses
  Research and development costs.........................    2,742,154     1,585,837      319,076
  Licensing fee..........................................    1,333,333     2,000,000           --
  General and administrative expenses....................      880,762     1,078,278      768,158
  Interest expense.......................................       23,966        15,485        5,532
                                                           -----------   -----------   ----------
                                                             4,980,215     4,679,600    1,092,766
                                                           -----------   -----------   ----------
Net loss.................................................  $(4,930,453)  $(4,642,126)  $ (859,214)
                                                           ===========   ===========   ==========
Basic and diluted loss per common share..................  $     (0.46)  $     (0.65)  $    (0.12)
                                                           ===========   ===========   ==========
Basic and diluted weighted average common shares
  outstanding............................................   10,607,393     7,116,059    7,048,967
                                                           ===========   ===========   ==========

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                                 COMMON     ADDITIONAL                       OTHER
                                               STOCK, PAR     PAID-IN       RETAINED     COMPREHENSIVE
                                                  $.01        CAPITAL       DEFICIT         INCOME
                                               ----------   -----------   ------------   -------------
Balance at July 1, 1996......................   $ 69,228    $ 6,192,005   $   (474,725)    $  43,057
Exercise of $6.00 Warrants...................      1,592        953,782
Exercise of $8.00 Warrants...................        280        223,720
Exercise of $12.00 Warrants..................         60         71,940
Foreign currency translation adjustment......                                                230,412
Net loss.....................................                                 (859,214)
                                                --------    -----------   ------------     ---------
Balance at June 30, 1997.....................     71,160      7,441,447     (1,333,939)      273,469
Foreign currency translation adjustment......                                                 13,612
Net loss.....................................                               (4,642,126)
                                                --------    -----------   ------------     ---------
Balance at June 30, 1998.....................     71,160      7,441,447     (5,976,065)      287,081
Capital contribution by Viragen, Inc.........     40,112      3,469,590
Capital contribution by Viragen, Inc.........     12,164        443,974
Capital contribution by Viragen, Inc.........     37,236      1,824,584
Foreign currency translation adjustment......                                               (240,329)
Net loss.....................................                               (4,930,453)
                                                --------    -----------   ------------     ---------
Balance at June 30, 1999.....................   $160,672    $13,179,595   $(10,906,519)    $  46,752
                                                ========    ===========   ============     =========

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Net Loss................................................  $(4,930,453)  $(4,642,126)  $  (859,214)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.........................      336,135       241,698        15,122
Increase (decrease) relating to operating activities
  from:
  Prepaid licensing fee.................................           --     2,000,000    (2,000,000)
  Other current assets..................................       55,821      (118,374)     (142,595)
  Other assets..........................................           --                       6,166
  Accounts payable and accrued expenses.................      203,599        72,798       555,130
  Licensing fee payable.................................    1,333,333            --            --
                                                          -----------   -----------   -----------
          Net cash used in operating activities.........   (3,001,565)   (2,446,004)   (2,425,391)
Investing Activities
  Additions to property, plant and equipment, net.......     (389,766)     (913,991)   (3,400,067)
                                                          -----------   -----------   -----------
          Net cash used in investing activities.........     (389,766)     (913,991)   (3,400,067)
Financing Activities
  Proceeds from exercise of warrants....................           --            --     1,251,374
  Proceeds from long-term debt..........................           --            --       166,000
  Payments on long-term debt............................      (14,440)       (1,005)       (2,089)
  Advances from parent..................................    3,122,910     1,859,256     1,338,135
                                                          -----------   -----------   -----------
          Net cash provided by financing activities.....    3,108,470     1,858,251     2,753,420
          Effect of exchange rate fluctuations on
            cash........................................     (248,943)       13,612       230,412
                                                          -----------   -----------   -----------
Decrease in cash........................................     (531,804)   (1,488,132)   (2,841,626)
Cash and cash equivalents at beginning of period........      656,139     2,144,271     4,985,897
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of period..............  $   124,335   $   656,139   $ 2,144,271
                                                          ===========   ===========   ===========
Supplemental Cash Flow Information
  Interest paid.........................................  $    14,473   $     9,960   $     2,265
  Income taxes paid.....................................           --            --        13,840

     During the years ended June 30, 1999, 1998 and 1997, the Company had the following non-cash investing and financing activities:

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Contribution to capital of intercompany balances by
  Viragen, Inc..........................................  $ 5,827,660   $        --   $        --

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Basis of Presentation. Viragen (Europe) Ltd. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated. We made certain reclassifications to the 1998 and 1997 financial statements to conform to the 1999 presentation. Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc.

     In preparing the financial statements, management must use some estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results such as changes in the health care environment, competition, foreign exchange and legislation.

     During 1999, 1998 and 1997, Viragen (Europe) incurred significant losses of approximately $4,930,000, $4,642,000 and $859,000, respectively. Management anticipates additional future losses as it enters into clinical trials. Accordingly, Viragen has agreed to provide Viragen (Europe) the working capital necessary to fund operations through June 30, 2000. Advances from parent were contributed to capital during fiscal 1999. Viragen has also agreed to defer the $166,667 minimum monthly payments due under the licensing agreement that began November 1, 1999 until Viragen (Europe) is able to fund this obligation.

     During fiscal 1999, however, Viragen incurred a loss of $10,650,832 and had negative operating cash flow of $8,955,434. As a result, its accumulated deficit increased to $50,521,028. These operating results were caused by a lack of regulatory approval for the sale of our products. Viragen's management has plans to increase working capital by its efforts related to obtaining additional capital funding. Viragen's and Viragen (Europe)'s ability to continue as going concerns are dependent on the availability of additional capital funding, regulatory approval of our pharmaceutical products, and adequate downsizing to operate at a reduced level of expense. Viragen's management plans to continue to pursue available funding and adjust operating expenses accordingly. Viragen (Europe)'s financial statements have been prepared assuming it will continue as a going concern and do not reflect any costs or charges that could result from this uncertainty.

     Cash and Cash Equivalents. Cash equivalents include items almost as liquid as cash. These items include demand deposits, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

     Financial Instruments. The carrying amount of financial instruments, including cash and cash equivalents and accounts payable approximate fair value as of June 30, 1999. The Company's long-term debt approximates fair value since it was recently negotiated

     Property, Plant and Equipment. Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed by using the straight-line method over the estimated useful life of the assets for financial reporting purposes and using accelerated methods for income tax purposes. The estimated useful lives used for financial reporting purposes are:

Building and improvements...................................  25 years
Equipment and furniture.....................................  5-10 years

     Management believes no impairment indicators exist at June 30, 1999, as defined by SFAS 121.

     Foreign Currency Translation. For foreign operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in stockholders' equity. We translate statement of income

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
accounts at average rates for the period. Transaction adjustments, which are not material, are recorded in results of operations.

     Research and Development Costs. Viragen (Europe) accounts for research and development costs in accordance with SFAS No. 2 -- "Accounting for Research and Development Costs." Accordingly, all research and development costs are expensed as incurred.

     Stock Based Compensation. Viragen (Europe) accounts for its stock-based compensation plans under the provisions of APB 25 -- "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant. The Company provides supplemental disclosures as required by the provisions of SFAS 123 -- "Accounting for Stock-Based Compensation."

     Income Taxes. Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

     Loss Per Common Share. Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS 128 -- "Earnings per Common Share." The effect of warrants and options are antidilutive. As a result, diluted loss per share data does not include the assumed conversion of these instruments and has been presented jointly with basic loss per share.

     Comprehensive Loss. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 -- "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of SFAS No. 130 had no impact on Viragen (Europe)'s net loss or stockholders' equity. Viragen (Europe)'s comprehensive loss for fiscal years 1999, 1998, and 1997 totalled $5,170,782, $4,628,514 and $628,802, respectively.

     Recent Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement amends SFAS No. 52 -- "Foreign Currency Translation", and supersedes SFAS No.
80 -- "Accounting for Future Contracts", No. 105 -- "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 -- "Disclosures about Fair Value of Financial Instruments", and No. 119 -- "Disclosure about Derivative Financial Instruments". The Company plans to adopt SFAS No. 133 in fiscal 2000.

     Management believes that the impact of SFAS No. 133 will not be significant to Viragen (Europe).

NOTE B -- CAPITAL STOCK

  COMMON STOCK.

     During fiscal 1999, Viragen, Inc. contributed to capital a total of $5,827,659 in intercompany balances. The capital contributions occurred on December 31, 1998, February 28, 1998 and March 17, 1999 at stock prices ranging between $0.375 and $0.875 per common share. Viragen received 8,951,094 common shares, as a result of the capital contributions. Accordingly, Viragen's ownership interest increased from 70% on June 30, 1998 to 87% by June 30, 1999.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

  OPTIONS.

     Viragen (Europe)'s 1997 incentive stock option plan has authorized the grant of options to management personnel, directors, employees, or consultants for up to 600,000 shares of common stock of which 525,000 remain available at June 30, 1999.

     On September 4, 1997, options to purchase 75,000 shares of common stock at $5.72 per share were granted to Dr. Magnus Nicolson in connection with an amended employment agreement. The options vest as follows: 37,500 shares the earlier of one year from grant or the date of filing of a Clinical Trial Exemption in the European Union; and 37,500 shares the earlier of two years from the date of grant or acceptance of the Clinical Trial Exemption Application by European Union regulatory authorities and at least six months had elapsed since the filing of the Clinical Trial Exemption.

  WARRANTS.

     Class F warrants totaling 44,196 shares, with an exercise price of $105.00 per share, expired in November 1998.

     In December 1998, 680,771 common stock purchase warrants, with an exercise price of $6.00 per share, expired unexercised.

     During March 1999, 632,500 common stock purchase warrants, with exercise prices ranging between $8.00 and $12.00. expired unexercised.

  STOCK BASED COMPENSATION.

     Viragen (Europe) has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Viragen (Europe) had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rate of 6.09% for 1998; volatility factor of the expected market price of our common stock of .723 for 1998; and a weighted-average expected life of the option of 3 years. The weighted average fair value of each option granted in fiscal 1998 was $2.97 per share.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Viragen (Europe)'s pro forma information follows:

                                                      1999          1998         1997
                                                   -----------   -----------   ---------
Pro forma loss...................................  $(5,005,947)  $(4,779,490)  $(904,588)
Pro forma loss per share.........................        (0.47)        (0.67)      (0.13)

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     A summary of our stock option activity and related information for the years ended June 30, follows:

                                      NUMBER OF   WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
                                       OPTIONS     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                      ---------   ----------------   -----------   ----------------
Outstanding July 1, 1996............    50,000         $7.00               --           $  --
  Granted...........................        --            --
  Exercised.........................        --            --
  Canceled..........................        --            --
                                       -------
Outstanding June 30, 1997...........    50,000          7.00           50,000            7.00
  Granted...........................    75,000          5.72
  Exercised.........................        --            --
  Canceled..........................        --            --
                                       -------
Outstanding at June 30, 1998........   125,000          6.23           50,000            7.00
  Granted...........................        --            --
  Exercised.........................        --            --
  Canceled..........................        --            --
                                       -------
Outstanding at June 30, 1999........   125,000         $6.23           87,500           $6.45
                                       =======

     The weighted average remaining contractual life of options outstanding as of June 30, 1999 is 4.11 years.

  COMMON SHARES RESERVED.

     Shares of Viragen (Europe)'s common stock reserved at June 30, 1999, for possible future issuance are as follows:

Employee options............................................  125,000

     These options are exercisable through 2004, with exercise prices ranging between $5.72 and $7.00 per share.

NOTE C -- TRANSACTIONS WITH PARENT

     Through a fifteen-year license agreement granted by Viragen, Viragen (Scotland) secured certain rights to engage in the development and manufacture of certain proprietary products and technologies that relate to the therapeutic application of human leukocyte interferon for various diseases that affect the human immune system. Pursuant to these rights, on July 20, 1995, we entered into a license and manufacturing agreement with the Common Services Agency of Scotland, an agency acting on behalf of the Scottish National Blood Transfusion Service pursuant to which the Transfusion Service, on behalf of Viragen (Scotland), will participate in the manufacture and supply of our product for exclusive distribution in the European Union in return for certain fees. The term of the Scottish agreement is five years with two additional five-year extension terms exercisable at the option of Viragen (Scotland).

     Pursuant to the terms of the license, Viragen (Scotland) was to prepay $2 million to Viragen within six months of the effective date, July 12, 1995. Commencing one year from the effective date, Viragen (Scotland) is to pay to Viragen fees, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues thereafter. The license will renew automatically for two consecutive fifteen-year terms.

     Both parties have modified the license deferring the initial payment until the date when Viragen transferred the processes and technology, as defined by the license, to Viragen (Scotland). Viragen had substantially transferred the processes and technology to Viragen (Scotland) by the end of May 1997. Viragen required the initial licensing payment be made. Completion of the technology transfer occurred on

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

November 1, 1997. At that time, Viragen was deemed to have completed the transfer of the processes and technology. The prepaid licensing fee was fully expensed on November 1, 1997. This accounting treatment is consistent with SFAS No. 2 -- "Accounting for Research and Development Costs," as we are in the process of obtaining European Union regulatory approval for marketing the licensed technology. The approval process entails performing preclinical and clinical research.

     Viragen provides certain administrative services to us including management and general corporate assistance. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In our opinion, this method of allocation is reasonable. The amount of expenses allocated by Viragen totaled approximately $-0-, $27,000 and $99,800 for the years ended June 30, 1999, 1998 and 1997.

NOTE D -- INCOME TAXES

     Even though Viragen, Inc.'s ownership percentage of Viragen (Europe) exceeds 80% as of December 31, 1998, Viragen (Europe) may have to continue filing separate income tax returns.

     Viragen (Scotland) Ltd. files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH files separate income tax returns in Germany. Net operating losses of Viragen (Scotland) totaling approximately $9,847,000 are being carried forward to future periods at June 30, 1999.

     As of June 30, 1999, Viragen (Europe) has net operating loss carryforwards for U.S. income tax purposes of approximately $2,600,000, including $1,200,000 whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382, that expire at various dates between 2003 and 2018.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

                                                                     JUNE 30,
                                                             ------------------------
                                                               1999          1998
                                                             ---------    -----------
Deferred Tax Assets:
  Accrued liabilities (U.S.)...............................  $  22,000    $    12,000
  Net operating loss carryforwards (U.S.)..................    971,000        857,700
Capital loss carryforwards (U.S.)..........................         --        295,000
                                                             ---------    -----------
          Total deferred tax assets........................    993,000      1,164,700
  Valuation allowance for deferred tax assets..............   (993,000)    (1,164,700)
                                                             ---------    -----------
                                                             $      --    $        --
                                                             =========    ===========

     The change in the valuation allowance was a net decrease of $171,700 for the year ended June 30, 1999.

     For financial reporting purposes, loss before income taxes include the following components:

                                                                 YEAR ENDED JUNE 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Pre-tax loss:
  U.S.......................................................  $  (328,277)  $  (401,130)
  Foreign...................................................   (4,602,176)   (4,240,996)
                                                              -----------   -----------
                                                              $(4,930,453)  $(4,642,126)
                                                              ===========   ===========

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to U.S. net loss is as follows:

                                                               YEAR ENDED JUNE 30,
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------   ------   ------
Tax at U.S. statutory rate.................................  (34.00)% (34.00)% (34.00)%
State taxes, net of federal................................   (3.63)   (3.64)   (3.63)
Non-deductible items.......................................    0.01     0.04     0.81
Change in valuation allowance..............................  (52.32)   32.20    42.46
Expiration of capital loss carryforward....................   89.94       --       --
Other......................................................      --     5.40    (5.64)
                                                             ------   ------   ------
                                                                 --%      --%      --%
                                                             ======   ======   ======

NOTE E -- LONG-TERM DEBT

     Long-term debt at June 30, 1999 and 1998 is as follows:

                                                                1999       1998
                                                              --------   --------
Loan from Scotland Regional Development authority. Payable
  quarterly over 20 years with an effective interest rate of
  11.00%. Note matures on August 28, 2017...................  $139,852   $162,906
                                                              --------   --------
                                                               139,852    162,906
Less current portion........................................    (7,879)    (2,863)
                                                              --------   --------
                                                              $131,973   $160,043
                                                              ========   ========

     Scheduled maturity of long-term debt at June 30, 1999 is: 2000 -- $7,879; 2001 -- $7,879; 2002 -- $7,879; 2003 -- $7,879; and 2004 and thereafter --
$108,336.

NOTE F -- COMMITMENTS

     In November 1996, the Company executed a five-year lease on property located in Edinburgh, Scotland that will serve as the Company's laboratory and production facilities. Base monthly rental on the property is approximately $9,975. In addition, the Company may extend the term of the lease at its option, for four five-year periods.

     During the years ended June 30, 1999, 1998 and 1997, the Company recognized $195,000, $202,000 and $29,000 in rent expense and related charges arising from the property lease. Future minimum lease payments on the facilities are:
2000 -- $119,700; 2001 -- $119,700; and 2002 -- $29,900.

     Viragen (Europe) Ltd. has entered into employment agreements with three of its officers. These agreements represent a commitment by the Company to pay an aggregate amount of approximately $290,000 per year in salaries to these individuals.

NOTE G -- CONTINGENCIES

     In May 1997, Viragen (Europe) under the name of Sector Associates, Ltd. was named as a defendant in an action brought in the United States Bankruptcy Court, Southern District of Florida by the bankruptcy trustee. The suit alleges that during the period from December 1993 to May 1994, prior to Viragen (Europe)'s reverse acquisition of Sector Associates, Sector Associates received preferential transfers of approximately $2.1 million. The suit was settled on July 8, 1999 for a total of $25,000. The loss arising from settlement of the suit was recognized during fiscal 1998.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     An action is pending in the Circuit Court for Broward County, Florida against Viragen (Europe), then named Sector Associates, Ltd., alleging that Sector Associates, prior to the reverse acquisition, mishandled payment of amounts due to Roy Woods, a secured creditor (Roy Woods as Trustee v. Sector Associates, Ltd.). Viragen (Europe) has denied the claim and has filed a counterclaim. In addition, a former stockholder of Sector Associates is obligated and has agreed to indemnify Viragen (Europe) in this matter and has assumed responsibility for defense of this lawsuit. The ultimate liability, if any, cannot be determined at this time and no accrual for loss has been recorded. Management intends to vigorously defend its position.

NOTE H -- GEOGRAPHIC INFORMATION

     In 1997, the Company completed a manufacturing facility in Edinburgh, Scotland. Identifiable assets in Scotland totaled $4,506,000 and $4,745,000 at June 30, 1999 and 1998, respectively. Identifiable assets represent those assets used in the operations of the geographic area.