Form 10-Q
period 1999-09-30
VIRAGEN EUROPE LTD
filed 1999-11-15
CIK 785081

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended - September 30, 1999

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

                                 (954) 233-8377
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No  [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  [ ]      No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, par value $.01 -16,067,153 shares at November 15, 1999.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three-month periods ended September 30, 1999 and 1998 include the accounts of Viragen (Europe) Ltd. and subsidiaries.

Item 1.  Financial Statements

      1) Consolidated condensed statements of operations for the three months ended September 30, 1999 and 1998

      2) Consolidated condensed balance sheets as of September 30, 1999 and June 30, 1999

      3) Consolidated condensed statements of cash flows for the three months ended September 30, 1999 and 1998

      4) Notes to consolidated condensed financial statement as of September 30, 1999


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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months Ended
                                                            September 30,
                                               ---------------------------------------
                                                      1999                 1998
                                               -----------------      ----------------
INCOME
     Interest and other income .................     $        416      $     4,219
                                                     ------------      -----------
                                                              416            4,219

COST AND EXPENSES

     Research and development costs ............          703,080          348,634
     Licensing fee .............................          500,000               --
     General and administrative expenses .......          212,967          192,125
     Interest expense ..........................            3,910            5,206
                                                     ------------      -----------
                                                        1,419,957          545,965
                                                     ------------      -----------

NET LOSS .......................................     $ (1,419,541)     $  (541,746)
                                                     ============      ===========

BASIC AND DILUTED LOSS PER COMMON SHARE ........     $      (0.09)     $     (0.08)
                                                     ============      ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES       16,067,153        7,116,059
                                                     ============      ===========






            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   September 30,             June 30,
                                                                        1999                   1999
                                                                   -------------             --------
                                                                    (Unaudited)
                                                   ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $   53,024             $  124,335
     Prepaid expenses and other current assets                           131,568                256,460
                                                                      ----------             ----------
         Total Current Assets                                            184,592                380,795

PROPERTY, PLANT AND EQUIPMENT
     Leasehold improvements                                            1,982,203              1,893,992
     Equipment and furniture                                           2,955,150              2,512,216
     Construction in progress                                                 --                292,152
                                                                      ----------             ----------
                                                                       4,937,353              4,698,360
     Less accumulated depreciation                                      (674,281)              (559,878)
                                                                      ----------             ----------
                                                                       4,263,072              4,138,482

     DUE FROM PARENT                                                          --                390,319
                                                                      ----------             ----------
                                                                      $4,447,664             $4,909,596
                                                                      ==========             ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $1,232,086             $  955,911
     Current portion of long-term debt                                     8,234                  7,879
                                                                      ----------             ----------
         Total Current Liabilities                                     1,240,320                963,790

LICENSING FEE PAYABLE                                                  1,833,333              1,333,333
LONG-TERM DEBT, less current portion                                     130,528                131,973
ADVANCES FROM PARENT                                                      36,895                     --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common  stock,  $.01  par  value.  Authorized  20,000,000
        shares; issued and outstanding 16,067,153 shares                 160,672                160,672
     Additional paid-in capital                                       13,179,595             13,179,595
     Retained deficit                                                (12,326,060)           (10,906,519)
     Accumulated other comprehensive income                              192,381                 46,752
                                                                      ----------             ----------
        Total Stockholders' Equity                                     1,206,588              2,480,500
                                                                      ----------             ----------
                                                                      $4,447,664             $4,909,596
                                                                      ==========             ==========

            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                   1999           1998
                                                                                ----------      ----------
OPERATING ACTIVITIES
Net loss                                                                       $(1,419,541)     $(541,746)
Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation expense and amortization                                          87,148         81,667
Increase (decrease) relating to operating activities from:
     Other current assets                                                          124,893         12,133
     Accounts payable and accrued expenses                                         276,174       (420,128)
     Licensing fee payable                                                         500,000             --
                                                                               -----------      ---------
Net cash used in operating activities                                             (431,326)      (868,074)

INVESTING ACTIVITIES

Additions to property, plant and equipment, net                                   (211,738)      (217,981)
                                                                               -----------      ---------
Net cash used in investing activities                                             (211,738)      (217,981)

FINANCING ACTIVITIES

Payments on long-term debt                                                          (2,058)            --
Advances from parent                                                               427,214        933,672
                                                                               -----------      ---------
Net cash provided by financing activities                                          425,156        933,672

Effect of exchange rate fluctuations on cash                                       146,597         74,031
                                                                               -----------      ---------

        Decrease in cash                                                           (71,311)       (78,352)

Cash and cash equivalents at beginning of period                                   124,335        656,139
                                                                               -----------      ---------

Cash and cash equivalents at end of period                                     $    53,024      $ 577,787
                                                                               ===========      =========







            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE A -CONSOLIDATION AND BASIS OF PRESENTATION

         Viragen (Europe) Ltd. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated condensed financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated. We made certain reclassifications to the fiscal 1999 financial statements to conform to the September 30, 1999 interim presentation. Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended September 30, 1999 and 1998 include, in the opinion of our management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000.

         While our management believes that the disclosures presented are adequate to make the information not misleading, we suggest that these consolidated condensed financial statements be read together with the financial statements and notes included in our annual report on Form 10-K for the year ended June 30, 1999.

         In preparing the financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results such as changes in the health care environment, competition, foreign exchange and changes in legislation.

NOTE C - COMPREHENSIVE LOSS


                                                                               Three Months Ended
                                                                                 September 30,
                                                                   -------------------------------------------
                                                                             1999                  1998
                                                                   --------------------     ------------------
Net loss                                                                  $(1,419,541)        $(541,746)
Other comprehensive income:
     Currency translation adjustment                                          145,629             70,618
                                                                          ------------        ----------
Total comprehensive loss                                                  $(1,273,912)        $(471,128)
                                                                          ============        ==========



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding Viragen (Europe) Ltd.'s expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels dicussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, product introductions, expected research and development expenditures, and related anticipated costs. All forward-looking statements included in this document are based on information available on this date, and we assume no obligation to update any forward-looking statements. It is important to note that actual results could differ materially from those contained in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in our registration statement on Form SB-2 (File No. 333-7303) declared effective by the Securities and Exchange Commission on July 12, 1996 and the related post-effective amendment dated April 18, 1997 (File No. 333-7303). You should also consult the risk factors listed from time to time in Viragen (Europe)'s reports and amendments if applicable, on Forms 10-Q, 8-K, 10-K and annual reports to our stockholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological changes. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price and timing of new product introductions and availability of investment capital. Increased competition from existing biopharmaceutical companies, as well as the entry into the market of new competitors, could adversely affect our financial condition and results of operations.

         Our future success depends greatly on our ability to obtain additional financing capital. We cannot assure you that we will be able to obtain the capital necessary to continue with our operations. Our future success also depends in part upon intellectual property, including future patents, trade secrets, know-how and continuing technology innovation. While Viragen, Inc., our parent, has recently filed two patent applications related to OMNIFERON, there can be no assurance that the steps taken by Viragen or steps we have taken to protect intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We cannot provide assurance that any patent owned by Viragen or us, in the future, will not be invalidated, circumvented or challenged, or that the rights granted to us will provide competitive advantages or will be issued with the scope of the claims sought, if at all. Furthermore, we cannot provide assurances that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by Viragen or us.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 15, 1999, Viragen (Europe) has limited capital to sustain its operations. The fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern. Our financial condition has not improved since the report was issued. We are actively seeking new investment capital, however, we cannot assure you as to the timing of any new investment, if at all. If we are unable to attract new investment capital in the near-term, it would be necessary for us to significantly reduce or completely suspend all operations.

         We commenced safety and preclinical trials of OMNIFERON in March 1998, These trials were concluded in December 1998. We received the final preclinical study results in April 1999. Results of the study indicated no unexpected toxicity. In July 1999, our Clinical Trial Exemption Application to commence human clinical trials was approved. We intend to commence our clinical trials in the fourth calendar quarter of 1999.

         Our present focus is the continued development of OMNIFERON, initially for the treatment of hepatitis C. The entire process of research, development and European Union regulatory approvals, if obtained, of a new biopharmaceutical product takes several years and requires substantial funding.

         We will incur additional future losses as we enter the clinical trial phase scheduled to commence in the fourth calendar quarter of 1999. Accordingly, Viragen has agreed to provide us, to the extent they are able, with the working capital necessary to fund operations at least through calendar 2000. Advances from parent and affiliates at June 30, 1999 and 1998, represent cash advanced by Viragen and its subsidiaries. During the first fiscal quarter 2000, Viragen paid $427,000 used to fund our operations. During fiscal 1999, Viragen had contributed to capital approximately $5,828,000 in intercompany advances in exchange for an additional 8,951,094 shares of our common stock. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the Licensing Agreement that began November 1, 1998 until we are able to fund this obligation.

         Significant additional funding will be required to complete the clinical trials and administrative filings necessary to apply for final European Union regulatory approvals. Our management believes that these additional fundings may be more readily available as we complete various phases of our clinical trials. Estimated funding requirements related to the approval of OMNIFERON for hepatitis C, the first approval we are seeking, include: Phase I/II trials -- $3.2 million and Phase III studies -- $9.1 million.

RESULTS OF OPERATIONS

         As our discussion of Liquidity and Capital Resources noted, our fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern.

         Income for the quarter ended September 30, 1999 represents interest earned on cash investments. The decline in interest income compared to the same quarter of the previous year reflects the reduction in principal invested between the periods resulting primarily from operational losses.

         Research and development costs for the first quarter of fiscal 2000 totaled $703,080, an increase of approximately $354,000 (102%) over the same period of the preceding year. This increase reflects increased costs incurred with development and scale-up projects associated with the transfer of technology from our parent, Viragen, relating to our OMNIFERON(TM) product. Components of this increase include $215,000 in scientific salaries and support fees, as well as an increase in laboratory supplies expense of $103,300.

         The increase in licensing fee expense of $500,000 between quarters reflects the modification of the terms of our license agreement with Viragen. On November 1, 1998, we began recognizing the $2,000,000 per year minimum licensing fee on a monthly basis. During the prior fiscal year, before the licensing agreement was modified, the entire $2,000,000 minimum licensing fee was recognized on November 1, 1997, the day the technology transfer was deemed complete.

         General and administrative expenses totaled $212,967 for the quarter ended September 30, 1999 compared with $192,125 for the same period of the preceding year. This increase, representing an 11% increase between the periods, was due primarily to an increase of $14,000 in the administrative salaries and support fees associated with transfer of technology activities and the manufacture of OMNIFERON to be used in planned clinical trials.

         Our management anticipates operational losses will continue increasing as we begin planned clinical trials of OMNIFERON. Our ability to successfully conclude the planned clinical trials, a prerequisite to eventual commercialization of the product, is dependent upon our ability to raise significant additional investment capital.

YEAR 2000

         Viragen (Europe) recognize the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business, as well as the operations of third parties upon whom we are dependent. We rely heavily on computerized laboratory equipment both for our ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment. In addition, through strategic alliance and supply agreements currently in place, we are also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of Product produced for planned clinical trials and, subject to regulatory approval, for commercial scale production.

         We have been utilizing both internal and external resources to isolate and, as necessary, reprogram, update or replace hardware or software found to be non-Year 2000 compliant. Due to the limited size of our administrative staff, most of this work has been performed by outside contractors retained specifically for this project. We believe that all of our significant computer dependent systems, both administrative and scientific, are now Year 2000 compliant. The total estimated cost to us to complete our internal Year 2000 project was approximately $30,000, including projected hardware replacements where indicated. Funding for the evaluation and correction phases was provided from general working capital.

         We have contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to its ongoing operations to discuss and evaluate their own compliance programs. We are still evaluating the third party responses, and will prepare a contingency plan to mitigate third party Year 2000 issues, if necessary.

         The ultimate success of our Year 2000 compliance program is dependant in large part upon compliance programs of external third parties or scientific equipment and software vendors over whom we have has no direct control. Accordingly, the inability of critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on our operations, product development, clinical trial or commercial manufacturing standpoint, negatively affecting our financial condition, results of operations and cash flows.

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

                                               VIRAGEN (EUROPE) LTD.

                                        By:  /s/ DENNIS W. HEALEY
                                             ------------------------------
                                             Dennis W. Healey
                                             Executive Vice President and
                                             Principal Financial Officer

                                        By:  /s/ JOSE I. ORTEGA
                                             ------------------------------
                                             Jose I. Ortega
                                             Controller and
                                             Principal Accounting Officer

Dated:  November 15, 1999