Form 10-Q
period 1999-12-31
VIRAGEN EUROPE LTD
filed 2000-02-14
CIK 785081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended - December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, par value $.01 - 17,225,748 shares at February 10, 2000.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three months ended and six months ended December 31, 1999 and 1998 include the accounts of Viragen (Europe) Ltd. and subsidiaries.

Item 1.  Financial Statements

     1) Consolidated condensed statements of operations for the three months ended and six months ended December 31, 1999 and 1998

     2) Consolidated condensed balance sheets as of December 31, 1999 and June 30, 1999

     3) Consolidated condensed statements of cash flows for the six months ended December 31, 1999 and 1998

     4) Notes to consolidated condensed financial statement as of December 31, 1999


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

Item 6. Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule (for SEC use only)

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Three Months Ended             Six Months Ended
                                                      December 31,                    December 31,
                                            -----------------------------     -----------------------------
                                                 1999             1998           1999              1998
                                            ------------     ------------     ------------     ------------
INCOME
     Interest and other income              $         41     $      4,137     $        457     $      8,356
                                            ------------     ------------     ------------     ------------
                                                      41            4,137              457            8,356

COST AND EXPENSES
     Research and development costs              706,543          509,074        1,409,623          857,708
     Licensing fee                               500,000          333,333        1,000,000          333,333
     General and administrative expenses         206,076          205,771          419,043          397,896
     Interest expense                              3,976            3,684            7,886            8,890
                                            ------------     ------------     ------------     ------------
                                               1,416,595        1,051,862        2,836,552        1,597,827
                                            ------------     ------------     ------------     ------------

NET LOSS                                    $ (1,416,554)    $ (1,047,725)    $ (2,836,095)    $ (1,589,471)
                                            ============     ============     ============     ============


BASIC AND DILUTED LOSS PER COMMON SHARE     $      (0.09)    $      (0.15)    $      (0.18)    $      (0.22)
                                            ============     ============     ============     ============


BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES                               16,079,746        7,159,658       16,073,450        7,137,858
                                            ============     ============     ============     ============






            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   December 31,         June 30,
                                                                                       1999               1999
                                                                                   ------------       ------------
                                                                                    (Unaudited)
                                                  ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $        977       $    124,335
     Prepaid expenses and other current assets                                          113,626            256,460
                                                                                   ------------       ------------
         Total Current Assets                                                           114,603            380,795

PROPERTY, PLANT AND EQUIPMENT
     Leasehold improvements                                                           1,947,892          1,893,992
     Equipment and furniture                                                          2,949,862          2,512,216
     Construction in progress                                                              --              292,152
                                                                                   ------------       ------------
                                                                                      4,897,754          4,698,360
     Less accumulated depreciation                                                     (757,360)          (559,878)
                                                                                   ------------       ------------
                                                                                      4,140,394          4,138,482

DUE FROM PARENT                                                                            --              390,319
                                                                                   ------------       ------------
                                                                                   $  4,254,997       $  4,909,596
                                                                                   ============       ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                         $    915,019       $    955,911
     Current portion of long-term debt                                                    8,088              7,879
                                                                                   ------------       ------------
         Total Current Liabilities                                                      923,107            963,790

LICENSING FEE PAYABLE                                                                 2,333,333          1,333,333
LONG-TERM DEBT, less current portion                                                    126,428            131,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 17,225,748 and 16,067,153 shares at December 31, 1999 and
        June 30, 1999, respectively                                                     172,257            160,672
     Additional paid-in capital                                                      14,329,343         13,179,595
     Retained deficit                                                               (13,742,614)       (10,906,519)
     Accumulated other comprehensive income                                             113,143             46,752
                                                                                   ------------       ------------
        Total Stockholders' Equity                                                      872,129          2,480,500
                                                                                   ------------       ------------
                                                                                   $  4,254,997       $  4,909,596
                                                                                   ============       ============

            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                              December 31,
                                                                     -----------------------------
                                                                        1999              1998
                                                                     -----------       -----------
OPERATING ACTIVITIES
Net loss                                                             $(2,836,095)      $(1,589,471)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation expense and amortization                               182,304           165,807
     Compensation expense on stock options                                 2,739              --
Increase (decrease) relating to operating activities from:
     Other current assets                                                142,834            70,843
     Accounts payable and accrued expenses                               (40,892)         (229,072)
     Licensing fee payable                                             1,000,000           333,333
                                                                     -----------       -----------
Net cash used in operating activities                                 (1,549,110)       (1,248,560)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net                         (184,216)         (254,704)
                                                                     -----------       -----------
Net cash used in investing activities                                   (184,216)         (254,704)

FINANCING ACTIVITIES
Payments on long-term debt                                                (4,044)           (2,512)
Advances from parent                                                   1,548,913         1,484,797
                                                                     -----------       -----------
Net cash provided by financing activities                              1,544,869         1,482,285

Effect of exchange rate fluctuations on cash                              65,099           (40,323)
                                                                     -----------       -----------

        Decrease in cash                                                (123,358)          (61,302)

Cash and cash equivalents at beginning of period                         124,335           656,139
                                                                     -----------       -----------

Cash and cash equivalents at end of period                           $       977       $   594,837
                                                                     ===========       ===========






            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE A -CONSOLIDATION AND BASIS OF PRESENTATION

         Viragen (Europe) Ltd. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated condensed financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated. We made certain reclassifications to the fiscal 1999 financial statements to conform to the December 31, 1999 interim presentation.

         Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and six months ended December 31, 1999 and 1998 include, in the opinion of our management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000.

         While our management believes that the disclosures presented are adequate to make the information not misleading, we suggest that you read these consolidated condensed financial statements together with the financial statements and notes included in our annual report on Form 10-K for the year ended June 30, 1999.

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

NOTE C - CAPITAL STOCK

         On December 31, 1999, Viragen, Inc. contributed to capital $1,158,595 in intercompany balances. Viragen received 1,158,595 common share at the current market price of $1.00 per share, as a result of the capital contribution. Accordingly, Viragen's ownership interest increased from 87% on June 30, 1999, to 88% on December 31, 1999.

NOTE D - COMPREHENSIVE LOSS


                                              Three Months Ended             Six Months Ended
                                                 December 31,                   December 31,
                                        ---------------------------     ---------------------------
                                            1999           1998            1999           1998
                                        -----------     -----------     -----------     -----------
Net loss                                $(1,416,554)    $(1,047,725)    $(2,836,095)    $(1,589,471)
Other comprehensive income (loss):
     Currency translation adjustment        (79,238)       (110,941)         66,391         (40,323)
                                        -----------     -----------     -----------     -----------

Total comprehensive loss                $(1,495,792)    $(1,158,666)    $(2,769,704)    $(1,629,794)
                                        ===========     ===========     ===========     ===========



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These include statements regarding Viragen (Europe) Ltd.'s expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected project commencement dates, product introductions, expected research and development expenditures, and related anticipated costs. All forward-looking statements included in this document are based on information available on this date, and we assume no obligation to update any forward-looking statements. You should note that actual results could differ materially from those contained in the forward-looking statements. Among the factors that may cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in our registration statement on Form SB-2 (File No. 333-7303) declared effective by the Securities and Exchange Commission on July 12, 1996 and the related post-effective amendment dated April 18, 1997 (File No. 333-7303). You should also consult the risk factors listed from time to time in Viragen (Europe)'s reports and amendments, if applicable, on Forms 10-Q, 8-K, 10-K and annual reports to our stockholders.

         The biopharmaceutical industry is highly competitive and subject to rapid technological changes. Significant competitive factors in the pharmaceutical and biopharmaceutical markets include product efficacy, price, timing of new product introductions and availability of investment capital. Increased competition from existing biopharmaceutical companies, as well as the entry into the market of new competitors, could adversely affect our financial condition and results of operations.

         Our future success depends greatly on our ability to obtain additional financing capital. We cannot assure you that we will be able to obtain the capital necessary to continue with our operations. Our future success also depends in part upon intellectual property, including future patents, trade secrets, know-how and continuing technology innovation. While Viragen, Inc., our parent, has recently filed two patent applications related to OMNIFERONTM, there can be no assurance that the steps taken by Viragen or steps we have taken to protect intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We cannot provide assurance that any patent owned by Viragen or us, in the future, will not be invalidated, circumvented or challenged, or that the rights granted to us will provide competitive advantages or will be issued with the scope of the claims sought, if at all. Furthermore, we cannot provide assurances that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by Viragen or us.

         Viragen (Europe) continues incurring operational losses and operating with negative cash flows. Losses have totaled $2,836,095, $4,930,453, and $4,642,126, for the six month period ended December 31, 1999, and fiscal years ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 10, 2000, Viragen (Europe) has limited capital to sustain its operations. The fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern. Our financial condition has not improved since the report was issued. We are actively seeking new investment capital. However, we cannot assure you as to the timing of any new investment, if at all. If we are unable to attract new investment capital in the near-term, we will need to significantly reduce or completely suspend all operations.

         Our working capital deficit totaled approximately $809,000 on December 31, 1999. This is a further reduction in working capital of approximately $226,000 from the previous year end balance.

         In July 1999, our Clinical Trial Exemption Application to commence human clinical trials was approved by the European regulatory authorities. We commenced our clinical trials in the fourth calendar quarter of 1999.

         Our present focus is the continued development of OMNIFERON, initially for the treatment of hepatitis C. The entire process of research, development and European Union regulatory approvals, if obtained, of a new biopharmaceutical product takes several years and requires substantial funding.

         We will incur additional future losses as we conduct our clinical trials. Accordingly, Viragen, Inc., our parent, has agreed to provide us, to the extent they are able, with the working capital necessary to fund operations at least through December 31, 2000. Viragen (Europe) has funded operations during fiscal 2000 through intercompany advances provided by Viragen, Inc.

         During the first half of fiscal 2000, Viragen paid $1,549,000 to help fund our operations. During fiscal 1999, Viragen contributed to capital approximately $5,828,000 in intercompany advances in exchange for an additional 8,951,094 shares of our common stock. On December 31, 1999, Viragen contributed to capital $1,159,000 in intercompany balances, in exchange for 1,158,595 shares of our common stock. Viragen's capital contributions have been at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.00 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen (Europe) having to repay approximately $7,000,000 in intercompany balances. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the Licensing Agreement that began November 1, 1998 until we are able to fund this obligation. Through December 31, 1999, we have accrued $2,333,333 in licensing fees payable to Viragen.

         We believe that our OMNIFERON product, which is currently under development, can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. We began our clinical trials in the European Union during the fourth calendar quarter of 1999. Approvals of these projects cannot be assured and are subject to the successful completion of lengthy and costly clinical trials. The completion of the project also depends on our ability to raise significant additional investment capital.

         We need additional funding to conduct the clinical trials and administrative filings necessary to apply for final European Union regulatory approvals. Our management believes that additional funding may be more readily available as we complete various phases of our clinical trials. Management estimates that our funding requirements related to the approval of OMNIFERON for hepatitis C, the first approval we are seeking in the European Union, include:
Phase I/II trials -- $3.2 million, and Phase III studies -- $9.1 million. We will also use future funding, if any, for continued product development and general working capital purposes, including administrative support functions.

         If we are unable to attract new investment capital in the near-term, we will need to significantly reduce or completely suspend all operations.

RESULTS OF OPERATIONS

         As our discussion of Liquidity and Capital Resources noted, our fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern.

         Viragen (Europe) has recognized no sales revenue or related costs for the three months ended or six months ended December 31, 1999 or 1998, or the fiscal years ended

June 30, 1999 or 1998, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the European regulatory authorities. We could commence generating sales revenue through export sales of OMNIFERON prior to the end of calendar 2000 under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals.

         Income for the three months ended and six months ended December 31, 1999 represents interest earned on cash investments. The decline in interest income compared to the same periods of the previous year reflects the reduction in principal invested between the periods resulting primarily from operational losses.

         Research and development costs for the quarter ended December 31, 2000, totaled $706,543, an increase of approximately $197,000 (39%) over the same period of the preceding year. This increase reflects increased costs incurred with development and scale-up projects associated with the transfer of technology from our parent, Viragen, relating to our OMNIFERON product. Components of this increase include an increase of $223,000 in scientific salaries and support fees, as well as an increase in laboratory supplies expense of $14,000.

         Research and development costs totaled approximately $1,410,000 and $858,000 for the six months ended December 31, 1999 and 1998, respectively. The increase of $552,000 was due to an increase in scientific salaries and support fees, as well as an increase in laboratory supplies expense, of $443,000 and $117,000, respectively.

         The increase in licensing fee expense of $167,000 between quarters and the increase in licensing fee expense of $667,000 between six month periods reflects the modification of the terms of our license agreement with Viragen. On November 1, 1998, we began recognizing the $2,000,000 per year minimum licensing fee on a monthly basis. During the prior fiscal year, before the licensing agreement was modified, the entire $2,000,000 minimum licensing fee was recognized on November 1, 1997, the day the technology transfer was deemed complete.

         General and administrative expenses totaled $206,076 for the quarter ended December 31, 1999 compared with $205,771 for the same period of the preceding year. There were no significant changes in the cost components of general and administrative expenses during the quarter.

         General and administrative expenses totaled approximately $419,000 and $398,000 for the six months ended December 31, 1999 and 1998, respectively. There were no significant changes in the cost components of general and administrative expenses during the period.

         Our management anticipates operational losses will continue increasing. Specifically, research and development costs will continue increasing, as we conduct our clinical trials of OMNIFERON. Our ability to successfully conclude our clinical trials, a prerequisite to eventual commercialization of the product, is dependent upon our ability to raise significant additional investment capital.

YEAR 2000


         Viragen (Europe) recognize the potential problem posed to its operations by its dependence upon date sensitive computer systems and applications throughout its business, as well as the operations of third parties upon whom we are dependent. We rely heavily on computerized laboratory equipment both for our ongoing research and production scale-up projects as well as computer controlled commercial scale manufacturing equipment. In addition, through strategic alliance and supply agreements currently in place, we are also dependent upon Year 2000 compliance by third parties for the supply of critical raw materials as well as certain manufacturing steps and storage of product produced for clinical trials and, subject to regulatory approval, for commercial scale production.

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

         We previously contacted certain external third parties, including raw material vendors and scientific equipment manufacturers considered critical to its ongoing operations to discuss and evaluate their own compliance programs. We will continue to evaluate, in the future, additional the third party responses, and intend to mitigate third party Year 2000 issues, as necessary. For example, while we believe our current suppliers of white blood cells, a critical component to our manufacturing process, are Year 2000 compliant, we have identified and confirmed alternate sources of this material, if needed.

         The ultimate success of our Year 2000 compliance program is dependant in large part upon compliance programs of external third parties or scientific equipment and software vendors over whom we have has no direct control. Accordingly, the inability of critical vendors to meet Year 2000 compliance deadlines could have a material adverse impact on our operations, product development, clinical trial or commercial manufacturing standpoint. This could negatively affect our financial condition, results of operations and cash flows.

         To date, we have not experience any Year 2000 computer problems. Also, we are not aware of any Year 2000 computer problems experienced by our vendors. We will, however, continue to monitor the situation, in the event any problems occur during the year.

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


                                     VIRAGEN (EUROPE) LTD.



                                     By:  /s/ Dennis W. Healey
                                          --------------------------------------
                                          Dennis W. Healey
                                          Executive Vice President and
                                          Principal Financial Officer


                                     By:  /s/ Jose I. Ortega
                                          --------------------------------------
                                          Jose I. Ortega
                                          Controller and
                                          Principal Accounting Officer

Dated:  February 12, 2000