Form 10-Q
period 2000-03-31
VIRAGEN EUROPE LTD
filed 2000-05-15
CIK 785081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended - March 31, 2000
                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______________ to _______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common stock, par value $.01 - 18,805,908 shares at May 12, 2000.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three months ended and nine months ended March 31, 2000 and 1999 include the accounts of Viragen (Europe) Ltd. and subsidiaries.

Item 1.  Financial Statements

1) Consolidated condensed statements of operations for the three months ended and nine months ended March 31, 2000 and 1999

2)   Consolidated condensed balance sheets as of March 31, 2000 and June 30,
     1999

3) Consolidated condensed statements of cash flows for the nine months ended March 31, 2000 and 1999

4)   Notes to consolidated condensed financial statement as of March 31, 2000


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

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 11 - Computation of Per Share Earnings

        Exhibit 27 - Financial Data Schedule (for SEC use only)

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended             Nine Months Ended
                                                        March 31,                       March 31,
                                            ------------------------------    -----------------------------
                                               2000              1999             2000             1999
                                            ------------     ------------     ------------     ------------
INCOME
     Interest and other income              $          2     $      8,387     $        459     $     16,743
                                            ------------     ------------     ------------     ------------
                                                       2            8,387              459           16,743

COST AND EXPENSES
     Research and development costs            1,311,881          945,430        2,721,504        1,803,138
     Licensing fee                               500,000          500,000        1,500,000          833,333
     General and administrative expenses         197,899          208,679          616,942          606,575
     Interest expense                             10,445            4,039           18,331           12,929
                                            ------------     ------------     ------------     ------------
                                               2,020,225        1,658,148        4,856,777        3,255,975
                                            ------------     ------------     ------------     ------------

NET LOSS                                    $ (2,020,223)    $ (1,649,761)    $ (4,856,318)    $ (3,239,232)
                                            ============     ============     ============     ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                              $      (0.12)    $      (0.14)    $      (0.30)    $      (0.37)
                                            ============     ============     ============     ============

BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES                       17,243,271       12,180,239       16,460,554        8,794,114
                                            ============     ============     ============     ============





            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                               March 31,             June 30,
                                                                                 2000                 1999
                                                                              ------------         ------------
                                                                              (Unaudited)
                                                  ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                $    750,297         $    124,335
     Prepaid expenses and other current assets                                      71,255              256,460
                                                                              ------------         ------------
         Total Current Assets                                                      821,552              380,795

PROPERTY, PLANT AND EQUIPMENT
     Leasehold improvements                                                      1,923,880            1,893,992
     Equipment and furniture                                                     2,944,871            2,512,216
     Construction in progress                                                           --              292,152
                                                                              ------------         ------------
                                                                                 4,868,751            4,698,360
     Less accumulated depreciation                                                (843,728)            (559,878)
                                                                              ------------         ------------
                                                                                 4,025,023            4,138,482

DUE FROM PARENT                                                                         --              390,319
                                                                              ------------         ------------
                                                                              $  4,846,575         $  4,909,596
                                                                              ============         ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                    $    743,909         $    955,911
     Current portion of long-term debt                                               7,984                7,879
                                                                              ------------         ------------
         Total Current Liabilities                                                 751,893              963,790

LICENSING FEE PAYABLE                                                            2,833,333            1,333,333
LONG-TERM DEBT, less current portion                                               124,982              131,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value. Authorized
        20,000,000 shares; issued and outstanding
        18,805,908 and 16,067,153 shares at
        March 31, 2000 and June 30, 1999,
        respectively                                                               188,059              160,672
     Additional paid-in capital                                                 16,684,162           13,179,595
     Retained deficit                                                          (15,762,837)         (10,906,519)
     Accumulated other comprehensive income                                         26,983               46,752
                                                                              ------------         ------------
        Total Stockholders' Equity                                               1,136,367            2,480,500
                                                                              ------------         ------------
                                                                              $  4,846,575         $  4,909,596
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

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Nine Months Ended
                                                                         March 31,
                                                             -------------------------------
                                                                 2000               1999
                                                             -----------         -----------
OPERATING ACTIVITIES
Net loss                                                     $(4,856,318)        $(3,239,232)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization expense                       278,654             249,251
     Compensation expense on stock options                         3,516                  --
Increase (decrease) relating to operating activities
   from:
     Other current assets                                        185,709             194,227
     Accounts payable and accrued expenses                      (212,003)            100,221
     Licensing fee payable                                     1,500,000             833,333
                                                             -----------         -----------
Net cash used in operating activities                         (3,100,442)         (1,862,200)

INVESTING ACTIVITY
Additions to property, plant and equipment, net                 (165,195)           (270,657)
                                                             -----------         -----------
Net cash used in investing activity                             (165,195)           (270,657)

FINANCING ACTIVITIES
Payments on long-term debt                                        (6,038)             (2,512)
Advances from parent                                           3,918,253           1,781,791
                                                             -----------         -----------
Net cash provided by financing activities                      3,912,215           1,779,279

Effect of exchange rate fluctuations on cash                     (20,616)           (149,152)
                                                             -----------         -----------

        Increase (decrease) in cash                              625,962            (502,730)

Cash and cash equivalents at beginning of period                 124,335             656,139
                                                             -----------         -----------

Cash and cash equivalents at end of period                   $   750,297         $   153,409
                                                             ===========         ===========






            See notes to consolidated condensed financial statements
                 which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE A - CONSOLIDATION AND BASIS OF PRESENTATION

         Viragen (Europe) Ltd. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated condensed financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated. We made certain reclassifications to the fiscal 1999 financial statements to conform to the March 31, 2000 interim presentation.

         Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and nine months ended March 31, 2000 and 1999 include, in the opinion of our management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000.

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

NOTE C - CAPITAL STOCK

         On December 31, 1999, Viragen, Inc. contributed to capital $1,158,595 in intercompany balances. Viragen received 1,158,595 common share at the then current market price of $1.00 per share, as a result of the capital contribution. On March 31, 2000, Viragen contributed to capital an additional $2,369,339 in intercompany balances. Viragen received 1,579,560 common shares at the then current market price of $1.50. Accordingly, Viragen's ownership interest increased from 87% on June 30, 1999, to 89% on March 31, 2000.

NOTE D - COMPREHENSIVE LOSS


                                              Three Months Ended          Nine Months Ended
                                                  March 31,                     March 31,
                                        ---------------------------     ---------------------------
                                           2000             1999           2000           1999
                                        -----------     -----------     -----------     -----------
Net loss                                $(2,020,223)    $(1,649,761)    $(4,856,318)    $(3,239,232)
Other comprehensive loss:
     Currency translation adjustment        (86,160)       (108,829)        (19,769)       (149,152)
                                        -----------     -----------     -----------     -----------

Total comprehensive loss                $(2,106,383)    $(1,758,590)    $(4,876,087)    $(3,388,384)
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

         Our future success depends greatly on our ability to obtain additional financing capital. We cannot assure you that we will be able to obtain the capital necessary to continue with our operations. Our future success also depends in part upon intellectual property, including future patents, trade secrets, know-how and continuing technological innovation. While Viragen, Inc., our parent, has recently filed two patent applications related to OMNIFERON(TM), there can be no assurance that the steps taken by Viragen or steps we have taken to protect intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We cannot provide assurance that any patent owned by Viragen or us, in the future, will not be invalidated, circumvented or challenged, or that the rights granted to us will provide competitive advantages or will be issued with the scope of the claims sought, if at all. Furthermore, we cannot provide assurances that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by Viragen or us.

         Viragen (Europe) continues incurring operational losses and operating with negative cash flows. Losses have totaled $4,856,318, $4,930,453, and $4,642,126, for the nine month period ended March 31, 2000, and fiscal years ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 12, 2000, Viragen (Europe) has limited capital to sustain its operations. The fiscal 1999 report of independent certified public accountants noted our financial condition raises substantial doubt as to our ability to continue as a going concern.

         Our working capital totaled approximately $70,000 on March 31, 2000. This is an increase in working capital of approximately $653,000 from the previous year end balance.

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

         We will incur additional future losses as we conduct our clinical trials. Accordingly, Viragen, Inc., our parent, has agreed to provide us, to the extent they are able, with the working capital necessary to fund operations at least through March 31, 2001. Viragen (Europe) has funded operations during fiscal 2000 through intercompany advances provided by Viragen, Inc.

         During the nine months ended March 31, 2000, Viragen paid $3,918,000 to help fund our operations. During fiscal 1999, Viragen contributed to capital approximately $5,828,000 in intercompany advances in exchange for an additional 8,951,094 shares of our common stock. On December 31, 1999, Viragen contributed to capital $1,159,000 in intercompany balances. On March 31, 2000, Viragen contributed to capital an additional $2,369,000 in intercompany balances. In exchange for the contributions, Viragen received 2,738,155 shares of our common stock. Viragen's capital contributions have been at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.50 per share, during fiscal 1999 and the first nine months of fiscal 2000. Viragen has made these capital contributions in order to alleviate the burden of Viragen (Europe) having to repay approximately $9,400,000 in intercompany balances. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the Licensing Agreement that began November 1, 1998 until we are able to fund this obligation. Through March 31, 2000, we have accrued $2,833,333 in licensing fees payable to Viragen.

         In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid Viragen in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared Viragen's related shelf registration on Form S-3 (File No. 333-32306) effective. Through May 12, 2000, Viragen has raised approximately $3,743,500 in additional capital, net of fees, through its shelf registration.

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

         Viragen (Europe) has recognized no sales revenue or related costs for the three months ended or nine months ended March 31, 2000 or 1999, or the fiscal years ended June 30, 1999 or 1998, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the European regulatory authorities. We could commence generating sales revenue through export sales of OMNIFERON prior to the end of calendar 2000 under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals.

         Income for the three months ended and nine months ended March 31, 2000 represents interest earned on cash investments. The decline in interest income compared to the same periods of the previous year reflects the reduction in principal invested between the periods resulting primarily from operational losses.

         Research and development costs for the quarter ended March 31, 2000, totaled $1,311,881, an increase of approximately $366,000 (39%) over the same period of the preceding year. This increase reflects increased costs incurred with development and scale-up projects associated with the transfer of technology from our parent, Viragen, relating to our OMNIFERON product. Components of this increase include an increase of $385,000 in scientific salaries and support fees, as well as an increase in laboratory supplies expense of $22,000.

         Research and development costs totaled approximately $2,722,000 and $1,803,000 for the nine months ended March 31, 2000 and 1999, respectively. The increase of $919,000 was due to an increase in scientific salaries and support fees, as well as an increase in laboratory supplies expense, of $798,000 and $140,000, respectively.

         The increase in licensing fee expense of $667,000 between nine month periods reflects the modification of the terms of our license agreement with Viragen. On November 1, 1998, we began recognizing the $2,000,000 per year minimum licensing fee on a monthly basis. During the prior fiscal year, before the licensing agreement was modified, the entire $2,000,000 minimum licensing fee was recognized on November 1, 1997, the day the technology transfer was deemed complete.

         General and administrative expenses totaled $197,899 for the quarter ended March 31, 2000 compared with $208,679 for the same period of the preceding year. There were no significant changes in the cost components of general and administrative expenses during the quarter.

         General and administrative expenses totaled approximately $617,000 and $607,000 for the nine months ended March 31, 2000 and 1999, respectively. There were no significant changes in the cost components of general and administrative expenses during the period.

         Our management anticipates operational losses will continue increasing. Specifically, research and development costs will continue increasing, as we conduct our clinical trials of OMNIFERON. Our ability to successfully conclude our clinical trials, a prerequisite to eventual commercialization of the product, is dependent upon Viragen's continued funding of operations and our ability to raise significant additional investment capital.

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

         To date, we have not experienced any Year 2000 computer problems. Also, we are not aware of any Year 2000 computer problems experienced by our vendors. We will, however, continue to monitor the situation, in the event any problems occur during the year.

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

Dated:  May 12, 2000