Form 10-K405
period 2000-06-30
VIRAGEN EUROPE LTD
filed 2000-09-28
CIK 785081

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

               FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________
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

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 15, 2000 was approximately $2,577,000.

     As of September 15, 2000, Viragen (Europe) Ltd. had outstanding 19,662,100 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Risk Factors included in Post-Effective Amendment on Form S-3, File No. 333-7303, dated April 15, 1997, incorporated by reference into Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VIRAGEN (EUROPE) LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2000

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   11
Item 6.   Selected Consolidated Financial Data........................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   15
Item 8.   Consolidated Financial Statements and Supplementary Data....   16
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosures.................................   16

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   17
Item 11.  Executive Compensation and Employment Agreements............   19
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   21
Item 13.  Certain Relationships and Related Transactions..............   22

                                  PART IV
Item 14.  Exhibits and Reports on Form 8-K............................   23

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Viragen (Europe) Ltd. is a Delaware corporation. We are an 89% owned subsidiary of Viragen, Inc., our parent company (AMEX symbol "VRA"). We operate extensively through our wholly owned subsidiary Viragen (Scotland) Ltd., a Scottish private company organized in 1995. Viragen (Scotland), which houses our manufacturing and laboratory facilities, is located in Edinburgh, Scotland.

     Through a license granted by our parent company in 1995, we secured certain exclusive rights in the European Union and certain non-exclusive rights throughout the rest of the world, excluding the United States and its territories. The license provides for us to engage in the manufacture and distribution of certain immunological products, particularly human leukocyte derived interferon. The license encompasses Viragen, Inc.'s Omniferon(TM) product.

     We are in the business of researching, developing and manufacturing products, which help the human immune system resist viral infections, and related technologies. Our primary product is a natural interferon product named Omniferon(TM). We produce Omniferon from human white blood cells. Natural interferon stimulates and controls the human immune system. In addition, interferon may stem the growth of various viruses including those involved with diseases like hepatitis, cancer, multiple sclerosis, and HIV/AIDS.

     Neither the United States Food and Drug Administration nor the European Union regulatory authorities have approved Omniferon for sale to the public. We are currently seeking European Union regulatory authority approval for our Omniferon product and intend to seek U.S. Food and Drug Administration approval in the future. These approvals require several years of clinical trials and substantial additional funds.

     We are concentrating our efforts on the clinical trials necessary to obtain approvals for Omniferon, currently within the European Union, and later in the United States. We began our preclinical studies with Omniferon in March 1998 and obtained approval of our Clinical Trial Exemption Application in July 1999. We began our clinical trials of Omniferon in Europe, initially for the treatment of hepatitis C, during the fourth calendar quarter of 1999.

RECENT DEVELOPMENTS

     In December 1999, through Viragen (Scotland) Ltd., we entered into a collaborative agreement with Memorial Sloan-Kettering Cancer Center in New York City. The agreement is for the development of a human monoclonal antibody, to be used in conjunction with our Omniferon product for the treatment of melanoma, a potentially fatal skin cancer. This technology could also prove useful in the treatment of certain other cancers.

     In July 2000, we entered into an agreement with the United Kingdom's Cancer Research Campaign Technology and the University of Nottingham to develop a new cancer vaccine therapy for the treatment of several indications including breast, ovarian and colorectal cancers. The development work will take place primarily at the Cancer Research Campaign's Department of Clinical Oncology at the University of Nottingham in England.

     Under the Cancer Research Campaign Agreement, we were granted an exclusive worldwide commercial license by the Cancer Research Campaign to develop, manufacture and sell their patent pending technology based on a tumor-associated antigen. The licensed technology covers the tumor-associated antigen, the method of its isolation and its potential medical uses, including cancer vaccines.

OPERATIONS

     In July 1999, Viragen (Scotland) received regulatory approval of its Clinical Trial Exemption Application, to begin Phase I/II human clinical trials of its Omniferon product, initially for the treatment of hepatitis C. We began our clinical trials in the fourth calendar quarter of 1999.

     We will require significant additional financing to continue conducting and complete clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals for Omniferon. Clinical testing toward European Union and/or Food and Drug Administration approval is an expensive process. This is expected to take several years to accomplish with no assurance that regulatory approvals will eventually be obtained.

     In November 1998, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate. This agreement provides for the purchase and distribution of Omniferon. Under this agreement, AGC's designated territories include:

     - India,

     - Pakistan,

     - Saudi Arabia,

     - Kuwait,

     - Yemen,

     - Oman,

     - UAE,

     - Brunei, and

     - other Middle Eastern countries.

AGC must purchase a minimum of $20 million of Omniferon over five years. The purchase minimums become binding on AGC if and when:

     - AGC receives the required regulatory approvals for product commercialization in all of the above territories, and

     - we receive the regulatory approvals to export Omniferon from our commercial manufacturing facility in Edinburgh, Scotland.

AGC has agreed to provide Viragen (Europe) with its projected annual requirements to be updated quarterly. Projected requirements in excess of agreed purchase minimums are binding on AGC. The purchase minimums, if contractually triggered, will be secured by a $1 million irrevocable revolving letter of credit. AGC, Viragen (Europe) and Viragen have agreed that if and when we obtain regulatory approval for commercialization of Omniferon in the United States and/or Europe, all parties will negotiate in good faith an amendment to the agreement which could modify the purchase minimums and selling price.

     The AGC agreement has been approved by the boards of directors of AGC, Viragen (Europe) and Viragen.

     Under the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of Omniferon in their designated territories. AGC is also responsible for all subsequent sales, marketing and distribution activities. AGC is required to build, own and operate, at their expense, a pharmaceutical distribution facility in a mutually agreeable location within the territories. AGC has informed us that they initially intend to focus on distribution for hepatitis B and C. These diseases are at epidemic proportions in the designated territories.

     In July 1999, Viragen (Europe) entered into a letter of intent with Drogsan Healthcare, a Turkish pharmaceutical company. The letter of intent outlines the terms of a supply and distribution agreement between Viragen and Drogsan for natural interferon. These terms are similar to the AGC agreement. The final agreement has not yet been completed.

THE PRODUCT

     We derive our Omniferon from human white cells also known as leukocytes. Natural interferon is one of the body's natural defensive responses to foreign substances like viruses. It is so named because it "interferes" with viral growth. Natural interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies indicate that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two sources of interferon for medical use. They are differentiated primarily by their method of manufacture and resulting composition. The first is a multi-species natural, human leukocyte-derived alpha interferon. This is produced by cultivated human white blood cells. The introduction of a harmless agent induces the cells to produce natural interferon. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. This is the type of interferon that we produce. The second type of interferon is recombinant or synthetic interferon (alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

     Clinical studies indicate that there may be significant therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies reduce the effectiveness of the treatment or may cause adverse side effects. We believe that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than with a recombinant or synthetic interferon.

THE INTERFERON INDUSTRY

     Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies were working to solve the problem of the high cost related to the industrial-scale production of natural interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using recombinant DNA technology. They subsequently received Food and Drug Administration approval to produce and market their recombinant alpha interferon products for the treatment of hairy-cell leukemia, hepatitis and Kaposi's Sarcoma, an AIDS-related skin cancer.

     After the emergence of recombinant or synthetic alpha interferon, the medical community's interest in natural interferon diminished. This was due primarily to the limited availability and its higher cost of production. Most clinical studies thereafter utilized a synthetic product.

     Hoffman-LaRoche, Inc. and Schering-Plough Corporation continue to actively market their products and promote the therapeutic benefits of their synthetic interferon products. In 1993, Chiron Corp. received Food and Drug Administration approval of BetaSeron(TM), its recombinant beta interferon, for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received Food and Drug Administration approval for Avonex(TM), its recombinant beta interferon, for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received Food and Drug Administration approval of its peptide chemical compound, Copaxone(TM), for relapsing/remitting multiple sclerosis. In addition to the manufacturers of synthetic interferons, Interferon Sciences, Inc. received Food and Drug Administration approval in 1989 to sell, in injectable form, Alferon(TM), a natural interferon product, for genital warts.

APPLICATIONS OF INTERFERON

     Human leukocyte interferon is a naturally occurring protein which serves to enhance the body's immune response to viral infections. We believe interferons can arrest the progress of viral based infections, reducing symptoms and disease related complications with a minimum of side effects.

  Hepatitis C

     The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as "non-A, non-B hepatitis", affects an estimated 4 million Americans. Approximately 30,000 new cases are diagnosed each year. It is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. Based on a review of published literature and evaluation by our scientific staff and advisors, we believe that our Omniferon product may prove effective in the treatment of this indication. Currently, the Food and Drug Administration has approved interferons for the treatment of hepatitis C including:

     - Hoffman-LaRoche's Roferon(TM),

     - Schering-Plough's Intron A(TM), and

     - Amgen's Infergen(TM).

     We are currently conducting Phase II clinical trials in the European Union for the treatment of hepatitis C.

  Hepatitis B

     Approximately 45% of the world population live in areas with a high prevalence of hepatitis B infection. In these areas, the lifetime risk of infection can exceed 60%. Most infections in these areas are acquired at birth or during early childhood, when the risk of developing chronic infection is highest. The United States is not in a high prevalence area. Here approximately 300,000 cases of acute hepatitis B are diagnosed annually. Between 2% and 10% of these patients develop chronic infections. These infections put the patients at risk of progressive liver disease possibly leading to cirrhosis and/or hepatocellar carcinoma.

     Synthetic interferon alpha is the only U.S. Food and Drug Administration approved drug for hepatitis B. It has proven to be effective in the treatment of some cases. We believe that Omniferon may also prove effective in the treatment of hepatitis B.

  Melanoma

     Melanoma is a type of cancer which originates in the melanocytes, the cells containing skin color. Approximately 32,000 cases per year are diagnosed in the United States alone. Melanoma has one of the fastest growing cancer occurrence rates, increasing at a rate of approximately 4.3% per year. An American's lifetime risk of developing melanoma is currently approximately one in 75 and it is the most commonly occurring cancer in women between the ages of 25 and 29. Melanoma is second only to breast cancer in women ages 30 to 34.

     Through a collaboration agreement with Memorial Sloan-Kettering Cancer Center, we are developing a monoclonal antibody to be used in conjunction with our Omniferon product in the treatment of this type of cancer.

  Chronic Myelogenous Leukemia

     Chronic myelogenous leukemia is one of a group of diseases called myeloproliferative disorders. It is usually recognized by a distinctive cytogenetic abnormality, known as the Philadelphia chromosome. The current treatment for chronic myelogenous leukemia is high dose chemotherapy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease. This kind of therapy affects both the presence of leukemia cells as well as the number of bone marrow cells having the Philadelphia chromosome.

  Multiple Sclerosis

     In 1988, under Florida's Investigational Drug Program, we conducted a patient funded, multi-phase clinical trial for the treatment of multiple sclerosis with Alpha Leukoferon, our first-generation natural interferon product. We conducted this study on a double-blind basis. Certain patients received different dosage levels of that product and other patients received a placebo. The study terminated in mid-1992. Published information on these trials indicates that, in many cases, our Alpha Leukoferon product provided favorable results in the treatment of patients afflicted with relapsing/remitting, relapsing progressive and chronic progressive multiple sclerosis.

     The principal investigator for this study authored, together with other investigators, an abstract of the favorable results achieved in many cases with the use of our Alpha Leukoferon product in the treatment of various types of multiple sclerosis. In 1994, the abstract, titled "Stabilization of Relapsing -- Remitting and Progressive Multiple Sclerosis with Natural Interferon Alpha: A Preliminary Trial," was published in the Annals of Neurology. This is the official journal of the American Neurological Association. The investigators and Viragen published an additional article, titled "Natural Alpha Interferon in Multiple Sclerosis: Results of Three Preliminary Series." It appeared in the Journal of International Medical Research in 1996.

  HIV/AIDS

     In March 1996, Viragen, in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from Health and Rehabilitative Services under Florida's Investigational Drug Program to conduct an investigational study in Florida of our Alpha Leukoferon product. This approval was for the treatment of HIV/AIDS in hemophiliacs. Viragen entered into an agreement with Quantum Health Resources, Inc., which contributed $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study began in March 1996. A total of 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. While the study suggested that Alpha Leukoferon was safe or well tolerated, the overall study results proved to be inconclusive due to the smaller than anticipated number of patients that finished the study.

MANUFACTURE OF INTERFERON

     Human white blood cells, also known as leukocytes, and a stimulating agent are needed to produce human interferon. These raw materials are readily available to us. A stimulating agent, which is harmless to humans, is introduced into the white blood cell, which induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified. Our Omniferon product is currently being manufactured in our Scottish facility for use in the human clinical trials, which began in the fourth quarter of calendar 1999.

     Production methods that we have developed, as well as enhanced methods currently under development, we believe will reduce our costs of production and, ultimately, the market price of Omniferon to patients. However, we cannot assure you that this new manufacturing technology will achieve the level of manufacturing proficiency and product improvement hoped for.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and European Union and/or Food and Drug Administration approvals of a new bio-pharmaceutical drug takes several years. It also requires substantial funding. In July 1999, we received approval of our European Clinical Trial Exemption Application to begin clinical trials of Omniferon. Our present focus is the continued research and development of Omniferon for the treatment of hepatitis B and C, melanoma, multiple sclerosis, chronic myelogenous leukemia, herpes and HIV/AIDS.

     We have spent a substantial amount of time and resources on the research and development of improved cell stimulation and purification techniques for our Omniferon product. We believe improving these processes will improve the purity of the product while increasing production yields. We believe that focusing research efforts on increased production yields, if successful, will significantly lower costs of production. Lower production costs, if successful, will result in a lower more competitive sales price of Omniferon.

     Research and development costs totaled $3,511,805, $2,742,154 and $1,585,837 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

INTELLECTUAL PROPERTY

     We believe our production techniques are unique and are capable of yielding a superior quality product. We believe that our production techniques will allow us to offer Omniferon at a price competitive with the recombinant interferons.

     Viragen has filed three patent applications covering Omniferon production techniques. They have also submitted several foreign patent applications relating to natural interferon for topical use. Several of these patents have been granted. During fiscal 1999, their patent issued in Japan for the topical use of interferon was challenged by a Japanese company. They successfully defended their patent position.

     Under a license agreement between Viragen and Viragen (Europe) dated July 12, 1995, we have exclusive rights to Viragen's technologies. These include technologies covered by patent, for all countries in the European Union. In addition, we were granted the non-exclusive rights to Viragen's technology throughout the world, excluding the United States and its territories. We have contracted to pay Viragen a licensing fee ranging from 10% to 5% of sales, with a minimum of $2 million per year, subsequently modified to $167,000 per month. Viragen deferred the minimum licensing payment until we have the necessary cash flow to meet this payment. The initial term of this agreement is 15 years and automatically renews for two successive 15-year periods.

     In August 2000, the World Intellectual Property Organization published Viragen's international patent application related to methods of isolating highly purified natural type 1 interferons.

     United States and European Union patents have been issued to others for genetically engineered and human-derived interferon. In the event of valid claims, Viragen may have to negotiate license agreements with patent holders to use some processes and products. We believe that we do not infringe upon any current patent. Also, no one has alleged patent infringement by Viragen or Viragen (Europe).

     Someone can challenge the validity and enforceability of a patent by litigation after its issuance. If the outcome is against the owner of the patent, other parties may be free to use the subject matter of the patent. Protection provided by foreign patents may be different than in the United States. We cannot assure you that any future patents will offer substantial protection or commercial benefit to us.

REGULATION

  United States and European Union

     Our activities, products and processes are subject to substantial government regulation in the United States and within the European Union. The European Union, Food and Drug Administration, state and local agencies regulate the manufacturing, advertising and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, marketing and manufacture of any biologic product, including ours. European Union and/or Food and Drug Administration approvals for commercialization of any new product can take significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining European Union and/or Food and Drug Administration approvals requires extensive animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety, and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities.

     We have completed the preclinical studies of our Omniferon product in the European Union. In July 1999, we received approval of our UK Clinical Trial Exemption application to begin clinical trials on humans. We began the clinical trials during the fourth calendar quarter of 1999. Eventually, we expect to submit an Investigative New Drug Application to the Food and Drug Administration for use of Omniferon in the U.S. To help us during the approval process, we assembled a clinical advisory committee. The committee consists of scientists, medical researchers and clinicians. They are acting in an advisory capacity to assist us in developing the medical, scientific and clinical aspects in support of our clinical trials, initially within the European Union and eventually in the United States.

     In Europe and the United States, human clinical trial programs generally involve a three phase process. Typically, Phase I trials are conducted in healthy volunteers to determine any early side effects and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide sufficient data for the statistical proof of effectiveness and safety required by regulatory agencies. If Phase II evaluations indicate potential effectiveness with an acceptable safety profile, Phase III trials are performed. Phase III is performed to conclusively demonstrate clinical effectiveness and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

     American pharmaceutical manufacturers who sell outside of the United States are also subject to Food and Drug Administration jurisdiction. Semi-finished drugs may be shipped, under controlled circumstances, for further processing, packaging, labeling and distribution to third parties in approved foreign countries. This controlled distribution is subject to the laws that apply in those countries. For Viragen (Europe) to conduct this type of sale, we must first comply with all Food and Drug Administration rules and regulations.

  License and Manufacturing Agreement

     In July 1995, Viragen (Scotland) entered into a license and manufacturing agreement with the Common Services Agency of Scotland to secure a sufficient source of needed raw materials. We also wanted their expertise in the area of blood-derived products and the regulatory approval process. The agency is an adjunct of the Scottish Government which acts on behalf of the National Health Service in Scotland and the Scottish National Blood Transfusion Service. The agency owns and operates a blood fractionation facility in Edinburgh, Scotland. It has the physical and technical capacity to supply leukocytes and manufacture alpha interferon from human leukocytes using our processes. We believe that securing a sufficient qualified long-term source of blood-derived raw materials within the European Union is critical for us to conduct European Union clinical trials as well as providing a sufficient source of raw materials for future subsequent commercial manufacturing.

     During fiscal 1998, we were notified that, due to concerns over the possible presence of Mad Cow disease in the UK blood supply, human leukocytes collected in Scotland would not be approved for use in our clinical trials or potential commercial production. This prohibition will remain until the European regulatory authorities are satisfied that the risk of contamination has been minimized. Due to this situation, we have been utilizing leukocytes collected in Germany under our German Red Cross contractual arrangements, as well as other approved sources.

     Under the terms of the agreement with the German Red Cross, our subsidiary, Viragen (Germany) GmbH, has the right to receive, on a preferential basis, leukocytes produced by the German Red Cross. Viragen (Germany) has a right to receive 1,000,000 leukocytes per year with deliveries to be ordered on a quarterly basis. During the initial two-year period of the agreement, Viragen (Germany) may determine its annual order quantity up to 1,000,000 leukocytes. After the initial two-year period, the annual order quantity will be 1,000,000 leukocytes plus or minus 15%. Under this agreement, we will pay the German Red Cross a percentage of sales of Omniferon attributable to Viragen (Germany) leukocytes. The German Red Cross will also be entitled to receive priority distributions of Omniferon from German sourced leukocytes. Leukocytes provided by the German Red Cross have been approved for use in our Scottish facility.

     We engaged professionally recognized consultants and appointed board of director members familiar with the European Union regulatory process to assist in the manufacturing and product approval submissions. In addition, the Scottish Blood Transfusion Service has a full-time regulatory department that has obtained approval in the European Union of numerous European Union blood-derived products. The Scottish Blood Transfusion Service will also work with us to obtain a manufacturing license and later product approvals at the conclusion of the European Union clinical studies. After obtaining a manufacturing license for Omniferon, we intend to seek Food and Drug Administration manufacturing approval of our Scottish manufacturing facility.

However, we can give you no assurances that the Food and Drug Administration will license or approve the Scottish manufacturing facility or Omniferon for clinical trials and distribution in the United States.

     Viragen (Scotland) was organized to manufacture and distribute Omniferon and related products in the European Union and other countries outside the United States. Viragen has transferred patent and proprietary rights to Viragen (Scotland) under a grant of license. Viragen (Scotland) has provided the Transfusion Service with an exclusive license to use the proprietary rights covered by the license and manufacturing agreement for the manufacture and distribution of Omniferon within the European Union. The Transfusion Service has committed to participate with us in the manufacture of Omniferon in sufficient scale to accommodate the European Union clinical trials. They also agreed to conduct studies relevant to our product and cooperate with us in complying with the laws and regulations of the European Union.

     We are providing the Transfusion Service with full access to our proprietary technology and specialized equipment under the license and manufacturing agreement. We are also absorbing all costs of securing permits and regulatory approvals, and expanding the Transfusion Service facilities, if necessary, to participate in the manufacture of Omniferon. In addition, we are bearing the costs of obtaining documentation showing compliance with European Union regulatory requirements.

     We have agreed to pay the Transfusion Service for product manufactured:

     - for use in clinical trials in the European Union,

     - for sales prior to obtaining new drug application approval, and

     - for sales following regulatory approval.

     Under this arrangement, payments will be made at varying percentages in relation to costs, as follows:

     - for products manufactured for clinical trials, they are entitled to cost plus 25%,

     - for sales prior to obtaining new drug application approval, cost plus 40%, and

     - for sales following approval, cost plus 50%.

Products manufactured and used for humanitarian purposes or for medical use by patients of the Scottish National Health Services or the United Kingdom National Health Services will involve either no payments to the agency or payments at substantially discounted prices.

     We also have agreed to pay the Transfusion Service for providing process documentation for any additional manufacturing facilities we might establish.

     The term of the license and manufacturing agreement was for a five-year period. There are also two additional five-year extension terms at our option. The agreement also contains provisions protecting our proprietary rights and limits various competitive activities by the Transfusion Service.

     We are currently negotiating the terms of the first five year renewal under an extension of the initial contract. The extension period expires in November 2000.

COMPETITION

     Competition in the research, development and production of interferon and other immunological products is intense. It involves major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including Hoffman-LaRoche, Inc., Schering-Plough Corporation, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with these recombinant interferons (alpha and beta) and other immunological products. Their products target the treatment of cancer and viral infections, including hepatitis C, our first targeted use of Omniferon.

     In addition to the manufacturers of synthetic interferons, Interferon Sciences, Inc., a domestic manufacturer of natural interferon, received Food and Drug Administration approval in 1989 to sell, in injectable form, their natural interferon product for genital warts.

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

     Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. As we do not have an approved product which can be distributed at this time, we are not presently a competitive factor in the biopharmaceutical industry.

EMPLOYEES

     As of September 15, 2000, Viragen (Europe) has 31 full-time employees. Of these, 6 are administrative personnel. The remaining 25 employees are research and development, manufacturing and quality assurance/quality control personnel.

ITEM 2.  PROPERTIES

     Viragen and Viragen (Europe) maintain administrative offices in a 15,000 square foot facility, located at 865 S.W. 78th Avenue, Suite 100, Plantation, FL 33324, phone: (954) 233-8377.

     In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in the Pentlands Science Park in the Edinburgh area of Scotland. The facility consists of approximately 13,000 square feet with an annual base lease rate of 88,000 UK pounds (approximately US$134,000) per year plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option.

     We consider all of our properties as suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

ITEM 3.  LEGAL PROCEEDINGS

     In July 1994, an action was filed in the Circuit Court of Dade County, Florida against Viragen (Europe), then named Sector Associates, Ltd., alleging that Sector Associates, Ltd., prior to the reverse acquisition by Viragen and Viragen (Scotland), mishandled payment of amounts due to Roy Woods, a secured creditor (ROY WOODS AS TRUSTEE V. SECTOR ASSOCIATES, LTD.). Specifically, the suit alleges (i) that Sector collected certain receivables of Drew Communications Group, Inc. in which the plaintiff held a security interest, and
(ii) that Sector had a duty as a stockholder to liquidate Drew Communications Group, Inc. for the benefit of the creditors. The suit seeks recovery of damages in the amount of $200,000 plus an additional unspecified monetary amount. We denied the claim and filed a counterclaim. In addition, Mr. George Levin of Miami, FL, a former principal stockholder of Sector Associates, Ltd., is obligated and has agreed to indemnify us in this matter. He has assumed responsibility for defense of this lawsuit. Based on the nature of the damages alleged, as well as the indemnification received from the stockholder defending the lawsuit, management does not believe that the litigation will result in a material liability.

     In August 2000, we were informed that Mr. George Levin, the individual who has agreed to indemnify us, and the plaintiff had reached a settlement in this matter, rendering a trial unnecessary. The parties are currently in the process of finalizing the documents and a stipulation of dismissal. Under the terms of the indemnification agreement, the amount of the settlement will be paid by Mr. Levin with no liability to us.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Viragen (Europe) Ltd.'s common stock was traded on the NASDAQ SmallCap Market until March 23, 1999, under the symbol "VERP." Our stock commenced trading on the over-the-counter bulletin board on March 24, 1999. The stock symbol continues to be "VERP." The following table sets forth the high and low closing quotations for our common stock since July 1, 1998.

                                                              HIGH     LOW
                                                              -----   -----
1999-2000 PERIOD
First Quarter ended 9/30/99.................................  $ .88   $ .38
Second Quarter ended 12/31/99...............................   1.81     .31
Third Quarter ended 3/31/00.................................   3.38     .94
Fourth Quarter ended 6/30/00................................   1.72     .66
1998-1999 PERIOD
First Quarter ended 09/30/98................................  $3.44   $1.94
Second Quarter ended 12/31/98...............................   2.31     .75
Third Quarter ended 03/31/99................................    .88     .25
Fourth Quarter ended 06/30/99...............................   1.00     .25

The above quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

     As of September 15, 2000, we had approximately 120 shareholders of record. On that date, the closing price of our common stock was $1.34 per share.

     We have never paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because:

     - we have experienced losses since inception,

     - we have significant capital requirements in the future, and

     - we presently intend to retain earnings, if any, to finance the expansion of our business.

     Future dividend policy will depend on:

     - our earnings, if any,

     - capital requirements,

     - expansion plans,

     - financial condition, and

     - other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                           YEAR ENDED JUNE 30,
                                    -----------------------------------------------------------------
                                       2000          1999          1998          1997         1996
                                    -----------   -----------   -----------   ----------   ----------
Interest and other income.........  $    16,752   $    49,762   $    37,474   $  233,552   $   73,945
Net loss..........................   (6,373,273)   (4,930,453)   (4,642,126)    (859,214)    (475,351)
Net loss per average common share
  outstanding.....................        (0.37)        (0.46)        (0.65)       (0.12)       (0.13)
Weighted average common shares
  outstanding.....................   17,046,066    10,607,393     7,116,059    7,048,967    3,685,705

                        CONSOLIDATED BALANCE SHEET DATA

                                                            YEAR ENDED JUNE 30,
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
Working capital (deficit)............  $4,354,559   $ (582,995)  $  213,246   $3,197,265   $5,795,786
Total assets.........................   9,192,873    4,909,596    5,053,272    7,750,737    5,953,949
Long-term debt.......................          --      131,973      160,043      157,686           --
Stockholders' equity.................     619,965    2,480,500    1,823,623    6,452,137    5,829,565

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, product introductions, expected research and development expenditures and related anticipated costs. All forward looking statements included in this document are based on information available to us on this date and we assume no obligation to update any of our forward looking statements. It is important to note that our actual results could differ materially from those contained in our forward looking statements.

     Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in our registration statement on Form SB-2 (No. 333-7303) declared effective by the Securities and Exchange Commission on July 12, 1996 and related Post-Effective Amendment on Form S-3 (No. 333-7303) dated April 15, 1997. These "Risk Factors" are incorporated by reference from the Post-Effective Amendment on Form S-3 (No. 333-7303). You should also consult updated risk factors, which will be listed from time to time in future reports on Forms 10-Q, 8-K, 10-K and annual reports to the stockholders.

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

     Our future success depends greatly on our ability to obtain additional financing capital. We can not assure you that we will be able to obtain the capital necessary to continue with our operations. Our future success also depends in part upon our intellectual property, including future patents, trade secrets, know-how and continuing technology innovation. While Viragen has filed three patent applications related to Omniferon, there can be no assurance that the steps taken by us or Viragen to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We cannot assure you that any patent owned by us or Viragen, in the future, will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide competitive advantages us. Also, we cannot be sure that any of our or Viragen's future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, we can not assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around possible patents owned by us or Viragen.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital totaled approximately $4,355,000 on June 30, 2000. This is an increase in working capital of approximately $4,938,000 from the previous year end balance. This increase was due to operating capital transferred to us by Viragen, Inc., our parent company.

     As we do not have regulatory approvals to distribute Omniferon or any other product, we are currently dependent upon advances or capital contributions by Viragen to fund our operations.

     During fiscal years 2000 and 1999, Viragen contributed intercompany balances of $4,785,000 and $5,828,000, respectively, to capital. As a result of these contributions, we issued Viragen 3,593,347 shares in fiscal 2000 and 8,951,094 shares in fiscal 1999.

     Viragen's capital contributions have been made at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen (Europe) having to repay approximately $10,613,000 in intercompany balances. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the licensing agreement that began November 1, 1998 until we are able to fund this obligation. Through June 30, 2000, we have accrued $3,333,333 in licensing fees payable to Viragen.

     In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid Viragen in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared Viragen's related shelf registration on Form S-3 (File No. 333-32306) effective. Through September 15, 2000, Viragen has raised approximately $10,195,000 in additional capital, net of fees, under this agreement. Included in this total was a $1,000,000 investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, a director of both Viragen and Viragen (Europe) serves as chairman of Fundamental Management Corporation.

     Our present focus is the continued development of Omniferon, initially for the treatment of hepatitis C, and the development of a monoclonal antibody to be used with Omniferon in the treatment of certain cancers. The entire process of research, development and European Union regulatory approvals, if obtained, of a new biopharmaceutical product takes several years and requires substantial funding.

     We believe that our Omniferon product, which is currently under development, can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of approval of these projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The completion of the project also depends on our ability to raise significant additional investment capital.

     In July 1999, our Clinical Trial Exemption Application to commence human clinical trials was approved by the European regulatory authorities. We commenced our clinical trials in the fourth calendar quarter of 1999.

     We will need additional funding to complete the clinical trials and administrative filings necessary to apply for final European Union regulatory approvals. Our management believes that additional funding may be more readily available as we complete various phases of our clinical trials. Management estimates that our funding requirements related to the approval of Omniferon for hepatitis C, the first approval we are seeking in the European Union, include:
Phase I/II trials -- $3.2 million, and Phase III studies -- $9.1 million. We will also use future funding, if any, for continued product development and general working capital purposes, including administrative support functions.

RESULTS OF OPERATIONS

     We have recognized no sales revenue or related costs for the fiscal years ended June 30, 2000, 1999 or 1998, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the European regulatory authorities. We could commence generating sales revenue through export sales of Omniferon, prior to receiving EU regulatory approvals for marketing, under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals to export the product.

  2000 Compared to 1999

     Income for the year ended June 30, 2000 represents interest earned on cash investments. The decline in interest income compared to the previous year reflects the reduction in principal invested due to continuing operational losses.

     Research and development costs for fiscal 2000 totaled $3,511,805, an increase of approximately $770,000 (28%) over the same period of the preceding year. This increase reflects increased costs incurred with development and scale-up projects associated with the transfer of technology from our parent, Viragen, relating to our Omniferon product. Also, the increase in research costs reflects additional costs associated with our clinical trials for hepatitis C, which began during fiscal 2000. Components of this increase include an increase of $647,000 in scientific salaries and support fees, as well as an increase in laboratory supplies expense of $171,000.

     The increase in licensing fee expense of $667,000 between the years reflects the modification of the terms of our license agreement with Viragen. On November 1, 1998, we began recognizing the $2,000,000 per year minimum licensing fee on a monthly basis. During the prior fiscal year, before the licensing agreement was modified, the entire $2,000,000 minimum licensing fee was recognized on November 1, 1997, the day the technology transfer was deemed complete.

     General and administrative expenses totaled approximately $856,000 and $881,000 for fiscal 2000 and 1999, respectively. There were no significant changes in the cost components of general and administrative expenses during the period.

     We anticipate that operational losses will continue increasing. Specifically, research and development costs will continue increasing, as we conduct our clinical trials of Omniferon. Our ability to successfully conclude our clinical trials, a prerequisite to eventual commercialization of the product, is dependent upon Viragen's continued funding of operations and our ability to raise significant additional investment capital.

     During fiscal 2000, we spent approximately $30,000 on Year 2000 computer related projects. During that period and subsequent to our year end, we have not experienced any significant Year 2000 related disruptions. However, we are continuing to monitor our computer dependent scientific and administrative systems.

  1999 Compared to 1998

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

     General and administrative expenses totaled $880,762 for the year ended June 30, 1999 compared with $1,078,278 for the preceding year. This decrease of $198,000 (18%) was attributable primarily to a decrease in legal fees of $64,302 from the prior year. This decrease was due to the settlement of litigation during the prior year. Also included in the reduction was a negotiated reduction in real property taxes of $133,350 payable on our Scottish facility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On January 28, 1997, the Securities and Exchange Commission adopted Securities Act Release No. 7386. This release requires that we disclose our policies used to account for derivatives and quantitative and qualitative information about market risk exposures. Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.

     We have not traded or otherwise transacted in derivatives nor do we expect to do so in the future. We have established polities and internal processes related to the management of market risks which we use in the normal course of our business operations.

  Interest Rate Risk

     The fair value of long-term interest rate debt is subject to interest rate risk. As we had a minimal amount of long-term debt at June 30, 2000, a change in interest rates would not have a material impact on our future operating results or cash flows.

  Foreign Currency Exchange Risk

     We believe our foreign currency risk is not material. At the present time, we do not have sales revenues or related receivables. Also, we do not purchase foreign currencies on a regular basis. Transfers of funds to our foreign subsidiary in Scotland are infrequent and are transferred at the then current exchange rate.

     We were not impacted by the European Union's adoption of the "Euro" currency. Our foreign operations are located in Scotland, and the United Kingdom did not participate in the adoption of the Euro. The United Kingdom does not have a scheduled date for the eventual adoption of the Euro.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                      SERVED AS
                                                                                    OFFICER AND/OR
                                                                                       DIRECTOR
NAME                                   AGE         POSITION WITH THE COMPANY            SINCE
----                                   ---         -------------------------        --------------
Gerald Smith.........................  69    Chairman of the Board                       1995
                                             President                                   1995
                                             Director                                    1995
Dennis W. Healey.....................  52    Executive Vice President                    1996
                                             Treasurer, Secretary and Director           1996
Dr. Magnus Nicolson..................  40    Chief Operating Officer                     1999
                                             Director                                    1997
Carl N. Singer.......................  84    Director                                    2000
Peter Cooper Ph.D....................  56    Director                                    2000
Peng Lee Yap, Ph.D...................  51    Director                                    2000
William H. Stimson, Ph.D.............  55    Director                                    2000
Melvin Rothberg......................  53    Director                                    2000

     Our directors are collectively elected at stockholders meetings and hold office for one year and until their successors are elected and qualified. As Viragen, Inc. holds a majority of the issued and outstanding shares, they elect all board members. Officers are appointed by the board of directors and serve at the pleasure of the board.

     Set forth below is a biographical description of each director and executive officer of Viragen (Europe).

     Gerald Smith became the president and chairman of the board of directors on December 8, 1995. Mr. Smith has also served as a director of Viragen (Scotland) Ltd. since its inception in April 1995. Since February 5, 1993, Mr. Smith has served as a director of Viragen, Inc., the majority stockholder, and on May 12, 1993, Mr. Smith became president of Viragen. In June 1994, Mr. Smith became chairman of the board of directors of Viragen. Since 1982, he was a principal stockholder, president, chief executive officer and director of Business Development Corp. of Miami, Florida, which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture of Boca Raton, Florida. From August 1991 to December 1991, Mr. Smith was the chief executive officer of Electronic Imagery, Inc. located in Pompano, Florida, a company engaged in the development of imaging software. Mr. Smith was also the president, chief executive officer and a director of Cinescopic Corporation and International Database Service, Inc. located in Palm Beach Gardens, Florida.

     Dennis W. Healey is a certified public accountant. Mr. Healey was appointed the company's executive vice president, chief financial officer, treasurer, secretary and a director in January, 1996 and has served as a director of Viragen (Scotland) Ltd. since its inception in April 1995. Mr. Healey became executive vice president in 1993, and has served as chief financial officer and treasurer of Viragen since 1980 and its secretary since 1994.

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

     Carl N. Singer was appointed a director in July 2000. He currently serves as a director of Viragen and chairman of Viragen's executive committee of the board of directors. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund which manages the Active Investors II fund. During fiscal 2000, Active Investors II invested $2,000,000 in Viragen, through two transactions, receiving 1,800,016 shares of their common stock. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

     Peter Cooper, Ph.D. was appointed to the board of directors February 2000. Dr. Cooper is the former Director of Regulatory Affairs for Schering-Plough Ltd. and also served as the Director of European Regulatory Affairs for Amgen, Ltd. and the Director of International regulatory Affairs for Medeva, PLC. Dr. Cooper was a Member of the Education Committee of the British Institute of Regulatory Affairs and a Member of the Industrial Pharmacists Group Committee of the Royal Pharmaceutical Society of Great Britain. In addition to his extensive experience in international regulatory affairs, Dr. Cooper played an active part in the development and commercialization of more than 60 drug products including recombinant alpha interferon and a hepatitis B vaccine. Dr. Cooper also serves as a consultant to Viragen.

     Peng Lee Yap, Ph.D. was appointed to the board of directors in February 2000. Dr. Yap is an internationally renowned expert in the use and safety of human blood-derived products. Dr. Yap serves as the Senior Clinician for the Scottish National Blood Transfusion Service. Dr. Yap is also an internationally recognized expert on the hepatitis C virus (HCV) and a nationally recognized expert in the United Kingdom on various transfusion transmitted viruses. Dr. Yap is the author of over 200 scientific publications including many key publications related to HCV and IV IgG and is the holder of two patents in relation to the diagnosis of HCV. Dr. Yap has served as the Joint Head of Scottish National Blood Transfusion Service/University of Edinburgh Molecular Virology Laboratory, Member of the External Advisory Panel of the United Kingdom Regulatory Authority, Expert Advisor to the European Commission on Blood Donor Testing and has been engaged as an external consultant and medical adviser to several multinational corporations. Dr. Yap also serves as a consultant to Viragen.

     William H. Stimson, Ph.D. was appointed to the board of directors in February 2000. Dr. Stimson is an internationally recognized expert in the field of molecular recognition of antibodies. Dr. Stimson was the Head of the Immunology Department and holds the Chair of Immunology at the University of Strathclyde, Scotland. Dr. Stimson has published over 180 scientific papers and has been issued eight patents. In addition to his university duties, Dr. Stimson serves on the Advisory Management Committee of the Scottish Antibody Production Unit and the Editorial Boards of several important medical and scientific publications. Dr. Stimson has been intimately involved in the formation of several university spinout companies and has served as a consultant to many multinational pharmaceutical companies. Dr. Stimson also serves as a consultant to Viragen.

     Melvin Rothberg was appointed a director in July 2000. In April 1999, Mr. Rothberg assumed the position of executive vice president of Viragen. Prior to joining Viragen, Mr. Rothberg served as a vice president of Althin Medical, Inc., a U.S. subsidiary of a Swedish medical company, from 1990 to 1998. Mr. Rothberg served as a director and manager of a number of divisions of C.D. Medical, a division of the Dow Chemical Company, from 1983 to 1990.

     There is no family relationship between any of the officers and directors.

     As the operations of Viragen (Europe) and its parent, Viragen, remain parallel at this time, Viragen's executive committee, audit and finance committee and compensation committee, while operating on behalf of Viragen, provide a comparable function for Viragen (Europe). Viragen's executive committee consists of Messrs. Carl N. Singer (chairperson), Gerald Smith and Robert H. Zeiger, and the audit and finance committee, and compensation committee consist of Messrs. Charles J. Simons (chairperson), Sidney Dworkin and Robert C. Salisbury.

ITEM 11.  EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

     The following table sets forth information concerning the compensation and employment agreements of the chief executive officers and the four most highly compensated executive officers at June 30, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                                                                           ------------------------------------------
                                                                                   AWARDS                PAYOUTS
                                                                           -----------------------   ----------------
                                                                                        SECURITIES
                                          ANNUAL COMPENSATION              RESTRICTED   UNDERLYING
                               -----------------------------------------     STOCK       OPTIONS/
NAME AND                                                  OTHER ANNUAL       AWARDS        SARS
PRINCIPAL POSITION      YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)      ($)          (#)       LTIP PAYOUTS ($)
------------------      ----   ----------   ---------   ----------------   ----------   ----------   ----------------
Gerald Smith..........  2000    $ 82,000      $--             $--             $--             --           $--
  Chairman of the       1999      82,000       --              --              --             --            --
  Board, CEO and        1998      69,615       --              --              --             --            --
  President

Dennis W. Healey......  2000      57,000       --              --              --             --            --
  Exec. V.P.,           1999      57,000       --              --              --             --            --
  Treasurer, CFO        1998      53,000       --              --              --             --            --
  and Director

D. Magnus Nicolson....  2000     170,000       --              --              --             --            --
  COO and Director      1999     115,000       --              --              --             --            --
                        1998     100,054       --              --              --         75,000            --


NAME AND                   ALL OTHER
PRINCIPAL POSITION      COMPENSATION ($)
------------------      ----------------
Gerald Smith..........        $--
  Chairman of the              --
  Board, CEO and               --
  President

Dennis W. Healey......         --
  Exec. V.P.,                  --
  Treasurer, CFO               --
  and Director

D. Magnus Nicolson....         --
  COO and Director             --
                               --

  Employment Agreements

     Mr. Smith became the chairman of the board, chief executive officer, president and a director of Viragen (Europe) on December 8, 1995. Mr. Smith entered into a two-year employment agreement on March 1, 1997, providing for an annual salary of $10,000 and $20,000 for the first and second years, respectively. This agreement was amended on July 3, 1997, providing for an annual salary of $72,000 for the year ended June 30, 1999 and $82,000 for the period from July 1, 1999 through February 28, 1999. On March 1, 1999, upon the expiration of Mr. Smith's employment agreements with Viragen and Viragen (Europe), Mr. Smith entered into a single two year employment agreement with Viragen. This agreement provides for an annual salary of $282,000. Of this amount, $82,000 was allocated to Viragen (Europe).

     Mr. Healey serves as executive vice president, chief financial officer, secretary and a director. On March 1, 1997, Mr. Healey entered into a revised employment agreement to run concurrent with Mr. Smith's, superceding all previous agreements. This agreement, as amended on July 3, 1997 provided for a salary of $31,700 for the four month period ending June 30, 1997, $52,000 per annum for the year ended June 30, 1999 and $57,000 per annum for the eight month period ending February 28, 1999. On March 1, 1999 upon the expiration of Mr. Healey's employment agreements with Viragen and Viragen (Europe), Mr. Healey entered into a single two year employment agreement with Viragen. This agreement provides for an annual salary of $252,000. Of this amount, $57,000 was allocated to Viragen (Europe).

     Dr. D. Magnus Nicolson serves as the managing director of Viragen (Scotland) Ltd. On August 6, 1999, Dr. Nicolson was appointed chief operating officer of Viragen (Europe). On April 6, 1996 Dr. Nicolson entered into a two-year employment agreement. This agreement provided for a salary of $74,250 per annum prorated over the first six month period of the agreement and an annualized increase of $8,250 to be prorated during each of the three following six month periods. In addition, Dr. Nicolson received an option to acquire 50,000 shares of common stock of Viragen (Europe) at $7.00 per share. On September 4, 1997, Dr. Nicolson's employment agreement was amended and extended through March 31, 2000, providing for an annual salary of $107,000 and $115,000 for the first and second years, respectively. This agreement also provided for options to acquire 75,000 shares of common stock exercisable at $5.72 per share and reimbursement of automobile and related expenses. On July 1, 1999, Dr. Nicolson entered into a two year employment agreement with Viragen. This agreement supercedes all previous agreements. The agreement provided for:

     - an annual salary of $170,000,

     - the grant of an option to acquire 200,000 shares of Viragen, Inc. common stock at $.625, vesting one-third on the date of grant, one-third on the first anniversary of the grant date and one-third on the second anniversary,

     - similar employee benefits generally available to executive officers,

     - use of an automobile, and

     - reimbursement of business related expenses.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2000 to each person named in the Summary Compensation Table.

                                                                                                 POTENTIAL
                                                                                               REALIZED VALUE
                                                                                                 AT ASSUMED
                                                        INDIVIDUAL GRANTS                       ANNUAL RATES
                                      ------------------------------------------------------   OF STOCK PRICE
                                       NUMBER OF      % OF TOTAL                                APPRECIATION
                                       SECURITIES    OPTIONS/SARS                                FOR OPTION
                                       UNDERLYING     GRANTED TO    EXERCISE OR                     TERM
                                      OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION   --------------
NAME                                  GRANTED (#)    FISCAL YEAR      ($/SH)         DATE       5%       10%
----                                  ------------   ------------   -----------   ----------   ----      ----
Gerald Smith........................      --             --            $ --          --        --        --
Dennis W. Healey....................      --             --              --          --        --        --
D. Magnus Nicolson..................      --             --              --          --        --        --

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2000 by each person named in the summary compensation table and the unexercised options held as of the end of the 2000 fiscal year.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED             IN-THE-MONEY
                                SHARES                        OPTIONS AT FY END (#)         OPTIONS AT FY END ($)
                             ACQUIRED ON       VALUE       ---------------------------   ---------------------------
NAME                         EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         ------------   ------------   -----------   -------------   -----------   -------------
Gerald Smith...............     --              $ --              --           --           $  --          $  --
Dennis W. Healey...........     --                --              --           --              --             --
D. Magnus Nicolson.........     --                --        125,000            --              --             --

1997 STOCK OPTION PLAN

     On February 27, 1997, the board of directors adopted the 1997 Stock Option Plan. The plan made available 600,000 common stock purchase options for our employees, officers, directors and consultants.

     Options issued under the plan may qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended.

     As of September 15, 2000 we have issued 289,500 options under the 1997 Stock Option Plan.

ADDITIONAL STOCK OPTIONS

     On February 1, 2000, newly appointed directors Dr. Peng Lee Yap, Prof. William H. Stimson, Ph.D. and Dr. Peter Cooper each were granted options to purchase 22,500 shares of common stock. The options:

     - have an exercise price of $1.19 per share,
     - were fully vested on the grant date,
     - are exercisable for a period of 5 years unless terminated,
     - may be terminated:
      - 90 days after they cease to be a director,
      - 12 months following permanent disability, or
      - 12 months following the death of the director.

     In December 1999, we granted options to purchase 149,000 shares of common stock to 18 employees of Viragen and Viragen (Europe). These options were granted as incentive stock options under the 1997 Stock Option Plan. The options:

     - have an exercise price of $.84 per share,
     - are exercised for a period of 5 years unless terminated,
     - vest over a two year period,
     - may be terminated:
      - 90 days after employment ceases,
      - 12 months following permanent disability,
      - 12 months following the employees death.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding Viragen (Europe)'s common stock beneficially owned at September 15, 2000 by:

     - each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen (Europe)'s common stock,

     - each of Viragen (Europe)'s directors, and

     - all officers and directors as a group.

     A person is considered a beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days. At September 15, 2000, there were 19,662,100 shares of common stock outstanding.

                                                                                    COMMON SHARES
                                                                                 BENEFICIALLY OWNED
                                                                             ---------------------------
                                             BENEFICIAL                                     ACQUIRABLE
NAME OF BENEFICIAL OWNER                     OWNERSHIP    PERCENT OF CLASS   CURRENTLY    WITHIN 60 DAYS
------------------------                     ----------   ----------------   ----------   --------------
Viragen, Inc...............................  17,544,441         89.2%        17,544,441           --
Gerald Smith...............................     100,000          0.5            100,000           --
Dennis W. Healey...........................     100,000          0.5            100,000           --
D. Magnus Nicolson.........................     125,000          0.6                 --      125,000
Carl N. Singer.............................          --           --                 --           --
Peter Cooper...............................      22,500          0.1                 --       22,500
Peng Lee Yap...............................      22,500          0.1                 --       22,500
William H. Stimson.........................      22,500          0.1                 --       22,500
Melvin Rothberg............................      35,000          0.2                 --       12,000
Officers and Directors (as a group of 9
  persons).................................     452,500          2.3            200,000      213,500

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of common stock and other equity securities of Viragen (Europe). Officers, directors and greater than ten percent (10%) stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 12, 1995 Viragen (Scotland) entered into a license agreement with Viragen granting Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon. Under the terms of this agreement, Viragen (Scotland) is obligated to pay an annual licensing fee equal to the greater of (i) $2,000,000 or (ii) 10% of Viragen (Scotland)'s gross revenues until total licensing payments of $18 million has been paid to Viragen. Once the $18 million licensing fee has been paid, Viragen (Scotland) is obligated to pay Viragen an amount equal to 8% of Viragen (Scotland)'s gross revenues until such time as total licensing fee of $25 million has been paid to Viragen. Once the $25 million licensing fee has been paid, Viragen (Scotland) is obligated to pay Viragen an amount equal to 5% of Viragen (Scotland)'s gross revenues thereafter. The initial term of the license agreement is for fifteen years and automatically renews for two successive fifteen years periods. In September 1997, Viragen and Viragen (Scotland) mutually agreed to extend the technology transfer completion dates. Accordingly, the agreement was modified providing that the $2,000,000 initial prepayment paid to Viragen in June 1997 would represent the contractual payment for the one year period commencing November 1, 1997. The agreement was further modified to provide that in the event the proprietary technology was not transferred pursuant to the provisions of the agreement, the initial prepayment would have been refunded to Viragen (Scotland). The technology transfer was completed on November 1, 1997, and the prepaid licensing fee was fully expensed at that time. This accounting treatment is consistent with SFAS No. 2 -- "Accounting for Research and Development Costs," as we are in the process of obtaining EU regulatory approval for marketing the licensed technology. The approval process entails performing extensive preclinical and clinical research.

     During November 1998, Viragen and Viragen (Scotland) modified the license agreement. Under the modified terms, the minimum $2 million annual licensing fee is payable monthly at the rate of $167,000 per month. Viragen has deferred payment of the fee until we have the necessary cash flow to meet this payment. At June 30, 2000, we have accrued approximately $3.3 million in licensing fees payable to Viragen.

     During fiscal years 2000 and 1999, Viragen contributed intercompany balances of $4,785,000 and $5,828,000, respectively, to capital. As a result of these contributions, Viragen's ownership interest has increased to 89% at June 30, 2000.

     Mr. Gerald Smith, president and chairman of Viragen (Europe), is also the chairman and president of Viragen, our majority stockholder. Mr. Dennis W. Healey, executive vice president, chief financial officer, treasurer, secretary and a director also serves in the same capacities for Viragen. Dr. D. Magnus Nicolson assumed the position of chief operating officer on July 1, 1999, is a director and also serves as managing director of Viragen (Scotland). On July 1, 1999, Dr. Nicolson also assumed the position of chief operating officer of Viragen. Mr. Carl N. Singer is a director of both Viragen and Viragen (Europe). Viragen currently owns 17,544,441 shares of common stock, representing 89.2% of our outstanding capital stock interest on September 15, 2000.

     Drs. Cooper, Yap and Stimson, directors of Viragen (Europe), also serve from time-to-time as compensated consultants.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of documents filed as part of this report.

 EXHIBIT
 NUMBER                                  DESCRIPTION
---------                                -----------
   (1)      --   All financial statements -- See Index to Consolidated
                 Financial Statements
   (2)      --   Financial statements schedules -- See Index to Consolidated
                 Financial Statements
   (3)      --   Exhibits
     3.1    --   Certificate of Incorporation dated November 4,
                 1985.(incorporated by reference to the Company's initial
                 Registration Statement, File No. 33-1952-NY)
     3.2    --   Amended Certificate of Incorporation dated April 14, 1987
                 (incorporated by reference to the Company's Registration
                 Statement, File No. 33-1952-NY)
     3.3    --   Amended Certificate of Incorporation dated October 9, 1987.
                 (incorporated by reference to the Company's Annual Report on
                 Form 10-KSB for the fiscal year ended June 30, 1994 ("1994
                 10-KSB")
     3.4    --   Amended Certificate of Incorporation dated November 18,
                 1987. (incorporated by reference to the 1994 10-KSB)
     3.5    --   Amended Certificate of Incorporation dated December 9, 1987.
                 (incorporated by reference to the 1994 10-KSB)
     3.6    --   Amended Certificate of Incorporation dated December 18,
                 1987. (incorporated by reference to Post-Effective Amendment
                 No. 3 to the Company's Registration Statement filed May 2,
                 1989 ("Post-Effective Amendment No. 3")
     3.7    --   Amended Certificate of Incorporation dated January 17, 1989.
                 (incorporated by reference to the 1994 10-KSB)
     3.8    --   Amended Certificate of Incorporation dated June 9, 1989.
                 (incorporated by reference to the Company's Annual Report on
                 Form 10-KSB for the fiscal year ended June 30, 1993 ("1993
                 10-KSB")
     3.9    --   Amended Certificate of Incorporation dated August 12, 1993.
                 (incorporated by reference to the 1993 10-KSB)
   (4)      --   Instrument defining the rights of security holders,
                 including indentures
     4.1    --   Amended Certificate of Incorporation dated December 13,
                 1993. (incorporated by reference to the 1993 10-KSB)
     4.2    --   By laws of the Company (incorporated by reference to
                 Post-Effective Amendment No. 3)
     4.3    --   Form of Common Stock Certificate (incorporated by reference to Form 8-A dated June 14, 1989)
  (10)      --   Material Contracts
    10.1    --   License Agreement between Viragen Technology, Inc. and
                 Viragen (Scotland) Ltd. dated July 12, 1995 (incorporated by reference to the 1998 10-K/A).
    10.2    --   License and Manufacturing Agreement with Common Services
                 Agency (incorporated by reference to Viragen, Inc.'s 1995
                 Form SB-2 File No. 33-88070 (filed August 9, 1995), Part II,
                 Item 27(10)(xxxvi))
    10.3    --   Indemnification Agreement between George Levin and the
                 Company dated October 20, 1995 (incorporated by reference to the 1998 10-K/A)
    10.4    --   Addendum to Employment Agreement between the company and
                 Gerald Smith dated July 3, 1997 (incorporated by reference to the 1998 10-K)

 EXHIBIT
 NUMBER                                  DESCRIPTION
---------                                -----------
    10.5    --   Addendum to the Employment Agreement between the Company and
                 Dennis W. Healey dated July 3, 1997 (incorporated by
                 reference to the 1998 10-K/A).
    10.6    --   Amendment to the Service Agreement between the company and
                 Donald Magnus Nicolson, Ph.D. dated September 5, 1997
                 (incorporated by reference to the 1997 10-K)
    10.7    --   Amendment to License Agreement between Viragen Technology,
                 Inc. and Viragen (Scotland) Ltd. dated September 29, 1997
                 (incorporated by reference to the 1998 10-K/A).
    10.8    --   Cooperation and Supply Agreement between Viragen, Inc.,
                 Viragen Deutschland GmbH and German Red Cross dated March
                 19, 1998 (incorporated by reference to Viragen, Inc.'s
                 Annual Report on Form 10-K/A for the year ended June 30,
                 1999)
    10.9    --   Supply and Distribution Agreement between the Company and
                 the Adomjee Group of Companies dated November 16, 1998
                 (incorporated by reference to the 1999 Form 10-K).
    10.10   --   Letter of Intent between the Company and Dragson Healthcare dated July 2, 1999 (incorporated by reference to the 1999
                 Form 10-K).
  (11)      --   Statement re: computation of per share earnings*
  (21)      --   Subsidiaries of the registrant*
  (23)      --   Consent of Independent Certified Public Accountants*
  (27)      --   Financial Data Schedule (for SEC use only).*

     (b) Reports on Form 8-K filed during the fourth quarter.

     None.
----------------

     * Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRAGEN (EUROPE) LTD.

                                          By:       /s/ GERALD SMITH
                                            ------------------------------------
                                                        Gerald Smith
                                            Chairman of the Board of Directors,
                                             President and Principal Executive
                                                           Officer

Dated: September 26, 2000

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

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----

                 /s/ GERALD SMITH                      Chairman of the Board of        September 26, 2000
---------------------------------------------------      Directors, President and
                   Gerald Smith                          Principal Executive Officer

               /s/ DENNIS W. HEALEY                    Executive Vice President,       September 26, 2000
---------------------------------------------------      Treasurer, Principal
                 Dennis W. Healey                        Financial Officer, and
                                                         Director

           /s/ D. MAGNUS NICOLSON, PH.D.               Chief Operating Officer and     September 26, 2000
---------------------------------------------------      Director
             D. Magnus Nicolson, Ph.D.

                /s/ CARL N. SINGER                     Director                        September 26, 2000
---------------------------------------------------
                  Carl N. Singer

              /s/ PETER COOPER, PH.D.                  Director                        September 26, 2000
---------------------------------------------------
                Peter Cooper, Ph.D.

              /s/ PENG LEE YAP, PH.D.                  Director                        September 26, 2000
---------------------------------------------------
                Peng Lee Yap, Ph.D.

           /s/ WILLIAM H. STIMSON, PH.D.               Director                        September 26, 2000
---------------------------------------------------
             William H. Stimson, Ph.D.

                /s/ MELVIN ROTHBERG                    Director                        September 26, 2000
---------------------------------------------------
                  Melvin Rothberg

                /s/ JOSE I. ORTEGA                     Controller and Principal        September 26, 2000
---------------------------------------------------      Accounting Officer
                  Jose I. Ortega

                              FORM 10-K -- ITEM 8

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen (Europe) Ltd. and subsidiaries are included:


Report of Independent Certified Public Accountants..........  F-2

Consolidated balance sheets -- June 30, 2000 and 1999.......  F-3

Consolidated statements of operations -- Years ended June
  30, 2000, 1999 and 1998...................................  F-4

Consolidated statements of stockholders' equity -- Years
  ended June 30, 2000, 1999 and 1998........................  F-5

Consolidated statements of cash flows -- Years ended June
  30, 2000, 1999 and 1998...................................  F-6

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen (Europe) Ltd.

     We have audited the accompanying consolidated balance sheets of Viragen (Europe) Ltd. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen (Europe) Ltd. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          (/s/ ERNST & YOUNG LLP)

Miami, Florida
September 8, 2000

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current Assets
  Cash and cash equivalents.................................  $  4,945,063   $    124,335
  Prepaid expenses and other current assets.................       256,712        256,460
                                                              ------------   ------------
          Total current assets..............................     5,201,775        380,795
Property, Plant and Equipment
  Leasehold improvements....................................     1,898,470      1,893,992
  Equipment and furniture...................................     2,930,019      2,512,216
  Construction in progress..................................        59,026        292,152
                                                              ------------   ------------
                                                                 4,887,515      4,698,360
  Less accumulated depreciation.............................      (896,417)      (559,878)
                                                              ------------   ------------
                                                                 3,991,098      4,138,482
Due from parent.............................................            --        390,319
                                                              ------------   ------------
                                                              $  9,192,873   $  4,909,596
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.....................  $    837,722   $    955,911
  Current portion of long-term debt.........................         9,494          7,879
                                                              ------------   ------------
          Total current liabilities.........................       847,216        963,790
Licensing fee payable.......................................     3,333,333      1,333,333
Long-term debt, less current portion........................            --        131,973
Advances from parent........................................     4,392,359             --
Commitments and Contingencies
Stockholders' Equity
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued and outstanding 19,662,100 and
     16,067,153 shares at June 30, 2000 and 1999,
     respectively...........................................       196,621        160,672
  Additional paid-in capital................................    17,934,349     13,179,595
  Accumulated deficit.......................................   (17,279,792)   (10,906,519)
  Other comprehensive (loss) income.........................      (231,213)        46,752
                                                              ------------   ------------
          Total stockholders' equity........................       619,965      2,480,500
                                                              ------------   ------------
                                                              $  9,192,873   $  4,909,596
                                                              ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Income
  Interest and other income.............................  $    16,752   $    49,762   $    37,474
                                                          -----------   -----------   -----------
                                                               16,752        49,762        37,474
Costs and Expenses
  Research and development costs........................    3,511,805     2,742,154     1,585,837
  Licensing fee.........................................    2,000,000     1,333,333     2,000,000
  General and administrative expenses...................      855,729       880,762     1,078,278
  Interest expense......................................       22,491        23,966        15,485
                                                          -----------   -----------   -----------
                                                            6,390,025     4,980,215     4,679,600
                                                          -----------   -----------   -----------
NET LOSS................................................  $(6,373,273)  $(4,930,453)  $(4,642,126)
                                                          ===========   ===========   ===========
BASIC AND DILUTED LOSS PER COMMON SHARE.................  $     (0.37)  $     (0.46)  $     (0.65)
                                                          ===========   ===========   ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES........   17,046,066    10,607,393     7,116,059
                                                          ===========   ===========   ===========

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           OTHER
                                                          ADDITIONAL                   COMPREHENSIVE
                                                COMMON      PAID-IN     ACCUMULATED       (LOSS)
                                                STOCK       CAPITAL       DEFICIT         INCOME
                                               --------   -----------   ------------   -------------
Balance at July 1, 1997....................    $ 71,160   $ 7,441,447   $ (1,333,940)    $ 273,469
Foreign currency translation adjustment....          --            --             --        13,612
Net loss...................................          --            --     (4,642,126)           --
                                               --------   -----------   ------------     ---------
Balance at June 30, 1998...................      71,160     7,441,447     (5,976,066)      287,081
Capital contribution by Viragen, Inc.......      40,112     3,469,590             --            --
Capital contribution by Viragen, Inc.......      12,164       443,974             --            --
Capital contribution by Viragen, Inc.......      37,236     1,824,584             --            --
Foreign currency translation adjustment....          --            --             --      (240,329)
Net loss...................................          --            --     (4,930,453)           --
                                               --------   -----------   ------------     ---------
Balance at June 30, 1999...................     160,672    13,179,595    (10,906,519)       46,752
Capital contribution by Viragen, Inc.......      11,586     1,147,009             --            --
Capital contribution by Viragen, Inc.......      15,795     2,353,545             --            --
Capital contribution by Viragen, Inc.......       8,552     1,248,580             --            --
Exercise of common stock options...........          16         1,328             --            --
Compensation expense on common stock
  options..................................          --         4,292             --            --
Foreign currency translation adjustment....          --            --             --      (277,965)
Net loss...................................          --            --     (6,373,273)           --
                                               --------   -----------   ------------     ---------
Balance at June 30, 2000...................    $196,621   $17,934,349   $(17,279,792)    $(231,213)
                                               ========   ===========   ============     =========

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Net loss................................................  $(6,373,273)  $(4,930,453)  $(4,642,126)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.........................      373,331       336,135       241,698
  Compensation expense on common stock options..........        4,292            --            --
Increase (decrease) relating to operating activities
  from:
  Prepaid licensing fee.................................           --            --     2,000,000
  Other current assets..................................         (252)       55,821      (118,374)
  Accounts payable and accrued expenses.................     (118,188)      203,599        72,798
  Licensing fee payable.................................    2,000,000     1,333,333            --
                                                          -----------   -----------   -----------
          Net cash used in operating activities.........   (4,114,090)   (3,001,565)   (2,446,004)
Investing Activities:
  Additions to property, plant and equipment, net.......     (225,947)     (389,766)     (913,991)
                                                          -----------   -----------   -----------
          Net cash used in investing activities.........     (225,947)     (389,766)     (913,991)
Financing Activities:
  Proceeds from exercise of common stock options........        1,344            --            --
  Payments on long-term debt............................     (133,163)      (14,440)       (1,005)
  Advances from parent..................................    9,567,745     3,122,910     1,859,256
                                                          -----------   -----------   -----------
          Net cash provided by financing activities.....    9,435,926     3,108,470     1,858,251
Effect of exchange rate fluctuations on cash............     (275,161)     (248,943)       13,612
                                                          -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents........    4,820,728      (531,804)   (1,488,132)
Cash and cash equivalents at beginning of period........      124,335       656,139     2,144,271
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of period..............  $ 4,945,063   $   124,335   $   656,139
                                                          ===========   ===========   ===========
Supplemental Cash Flow Information:
  Interest paid.........................................  $     9,548   $    14,473   $     9,960
  Income taxes paid.....................................           --            --            --

     During the years ended June 30, 2000, 1999 and 1998, Viragen (Europe) had the following non-cash financing activity:

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Contribution to capital of intercompany balances by
  Viragen, Inc..........................................  $ 4,785,067   $ 5,827,660   $        --

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Basis of Presentation: Viragen (Europe) Ltd. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions between our businesses have been eliminated. We made certain reclassifications to the 1999 and 1998 financial statements to conform to the 2000 presentation. Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc.

     In preparing the financial statements, management must use some estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results including changes in the health care environment, competition, foreign exchange and legislation.

     During 2000, 1999 and 1998, Viragen (Europe) incurred significant losses of approximately $6,373,000, $4,930,000 and $4,642,000, respectively. Management anticipates additional future losses as it conducts its clinical trials. Accordingly, Viragen has agreed to provide Viragen (Europe) the working capital necessary to fund operations through June 30, 2001. Advances from parent were contributed to capital during fiscal years 2000 and 1999. Viragen has also agreed to defer the $166,667 minimum monthly payments due under the licensing agreement that began November 1, 1998, until Viragen (Europe) is able to fund this obligation.

     Cash and Cash Equivalents: Cash equivalents include items almost as liquid as cash. These items include demand deposits, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

     Financial Instruments: The carrying amount of financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses approximate fair value as of June 30, 2000, due to their short-term nature.

     Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation was computed by using the straight-line method over the estimated useful life of the assets for financial reporting purposes and using accelerated methods for income tax purposes. The estimated useful lives used for financial reporting purposes are:

Building and improvements...................................      25 years
Equipment and furniture.....................................  5 - 10 years

     Management believes no impairment indicators exist at June 30, 2000, as defined by SFAS 121 -- "Accounting for the Impairment of Long-Lived Assets."

     Foreign Currency Translation: For foreign operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in stockholders' equity. We translate statement of operations accounts at average rates for the period. Transaction adjustments, which are not material, are recorded in results of operations.

     Research and Development Costs: Viragen (Europe) accounts for research and development costs in accordance with SFAS No. 2 -- "Accounting for Research and Development Costs." Accordingly, all research and development costs are expensed as incurred.

     Stock Based Compensation: Viragen (Europe) accounts for its stock-based compensation plans under the provisions of APB 25 -- "Accounting for Stock Issued to Employees," and accordingly, recognizes no

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant. The Company provides supplemental disclosures as required by the provisions of SFAS 123 -- "Accounting for Stock-Based Compensation."

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

     Comprehensive Loss: SFAS No. 130 -- "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in financial statements. Viragen (Europe)'s comprehensive loss for fiscal years 2000, 1999 and 1998 totaled $6,651,238, $5,170,782 and $4,628,514, respectively.

     Recent Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement amends SFAS No. 52 -- "Foreign Currency Translation," and supersedes SFAS No.
80 -- "Accounting for Future Contracts," SFAS No. 105 -- "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," SFAS No.
107 -- "Disclosures about Fair Value of Financial Instruments," and SFAS No. 119 -- "Disclosure about Derivative Financial Instruments." The Financial Accounting Standards Board delayed the effective date of this pronouncement until fiscal years beginning after June 15, 2000. We plan to adopt SFAS No. 133 in fiscal 2001.

     Management believes that the impact of SFAS No. 133 will not be significant to Viragen (Europe).

NOTE B.  CAPITAL STOCK

  Common Stock

     During fiscal 1999, Viragen, Inc. contributed to capital a total of $5,827,659 in intercompany balances. The capital contributions occurred on December 31, 1998, February 28, 1999 and March 17, 1999, at stock prices ranging between $0.375 and $0.875 per common share. Viragen received 8,951,094 common shares, as a result of the capital contributions. Accordingly, Viragen's ownership interest increased from 70% on June 30, 1998 to 87% by June 30, 1999.

     During fiscal 2000, Viragen, Inc. contributed to capital an additional $4,785,067 in intercompany balances. The capital contributions occurred on December 31, 1999, March 31, 2000 and June 30, 2000, at stock prices ranging between $1.00 and $1.50 per common share. Viragen received 3,593,347 common shares, as a result of the capital contributions. Viragen's ownership interest increased from 87% on June 30, 1999 to 89% on June 30, 2000.

     On July 27, 2000, the board of directors approved a resolution to increase the number of authorized common shares to 30 million.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

  Options

     Viragen (Europe)'s 1997 Incentive Stock Option Plan has authorized the grant of options to management personnel, directors, employees, or consultants for up to 600,000 shares of our common stock, of which 310,500 remain available at June 30, 2000.

  Warrants

     Class F warrants totaling 44,196 shares, with an exercise price of $105.00 per share, expired in November 1998.

     In December 1998, 680,771 common stock purchase warrants, with an exercise price of $6.00 per share, expired unexercised.

     During March 1999, 632,500 common stock purchase warrants, with exercise prices ranging between $8.00 and $12.00, expired unexercised.

  Stock Based Compensation

     Viragen (Europe) has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Viragen (Europe) had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 5.69% and 6.09% for 2000 and 1998, respectively; volatility factors of the expected market price of our common stock of 1.250 and .723 for 2000 and 1998, respectively; and a weighted-average expected life of the option of 3 years. The weighted average fair values of the options granted in fiscal 2000 and 1998 were $0.68 and $2.97 per share, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Viragen (Europe)'s pro forma information follows:

                                                     2000          1999          1998
                                                  -----------   -----------   -----------
Pro forma net loss..............................  $(6,498,154)  $(5,005,947)  $(4,779,490)
Pro forma loss per share........................        (0.38)        (0.47)        (0.67)

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     A summary of our stock option and warrant activity and related information for the years ended June 30, follows:

                                                                           OPTIONS
                                           NUMBER OF       WEIGHTED          AND          WEIGHTED
                                          OPTIONS AND      AVERAGE        WARRANTS        AVERAGE
                                           WARRANTS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                          -----------   --------------   -----------   --------------
Outstanding July 1, 1997................     50,000         $7.00           50,000         $7.00
  Granted...............................     75,000          5.72
  Exercised.............................         --            --
  Cancelled.............................         --            --
                                            -------
Outstanding at June 30, 1998............    125,000          6.23           50,000          7.00
  Granted...............................         --            --
  Exercised.............................         --            --
  Cancelled.............................         --            --
                                            -------
Outstanding at June 30, 1999............    125,000          6.23           87,500          6.45
  Granted...............................    216,500          0.95
  Exercised.............................     (1,600)         0.84
  Cancelled.............................     (2,000)         0.84
                                            -------
Outstanding at June 30, 2000............    337,900         $2.90          246,000         $3.68
                                            =======

     The following table summarizes information about Viragen (Europe)'s stock options and warrants outstanding at June 30, 2000:

                                                      STOCK OPTIONS AND
                                                    WARRANTS OUTSTANDING                  STOCK OPTIONS AND
                                        ---------------------------------------------    WARRANTS EXERCISABLE
                                                        WEIGHTED                        ----------------------
                                        NUMBER OF       AVERAGE                          NUMBER OF    WEIGHTED
                                         OPTIONS       REMAINING          WEIGHTED        OPTIONS     AVERAGE
                                           AND      CONTRACTUAL LIFE      AVERAGE           AND       EXERCISE
RANGE OF EXERCISE PRICES                WARRANTS        (YEARS)        EXERCISE PRICE    WARRANTS      PRICE
------------------------                ---------   ----------------   --------------   -----------   --------
$0.84 - $1.19.........................   212,900          5.10             $0.95          121,000      $1.04
$5.72 - $7.00.........................   125,000          2.70              6.23          125,000       6.23
                                         -------                                          -------
$0.84 - $7.00.........................   337,900          4.19             $2.90          246,000      $3.68
                                         =======                                          =======

  Common Shares Reserved

     Shares of Viragen (Europe)'s common stock reserved at June 30, 2000, for possible future issuance are as follows:

Officer and director options................................  252,500
Employee options............................................   75,400
Consultant warrants.........................................   10,000
                                                              -------
                                                              337,900
                                                              =======

     These options and warrants are exercisable through November 30, 2006, with exercise prices ranging between $0.84 and $7.00 per share.

NOTE C.  TRANSACTIONS WITH PARENT

     Through a fifteen-year license agreement granted by Viragen, Viragen (Scotland)'s ultimate parent, Viragen secured certain rights to engage in the development, and manufacture of certain proprietary products

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
and technologies that related to the therapeutic application of human leukocyte interferon for various diseases that affect the human immune system. With these rights, on July 20, 1995, we entered into a license and manufacturing agreement with the Common Services Agency of Scotland, an agency acting on behalf of the Scottish National Blood Transfusion Service. This agreement provides that the Transfusion Service, on behalf of Viragen (Scotland), will participate in the manufacture and supply of our product for exclusive distribution in the European Union in return for certain fees. The term of the Scottish agreement is five years with two additional five-year extension terms exercisable at the option of Viragen (Scotland).

     Under the terms of our license, Viragen (Scotland) was to prepay $2 million to Viragen within six months of the July 12, 1995 effective date. Beginning one year from the effective date, Viragen (Scotland) was to pay to Viragen fees, as follows: the greater of $2 million annually or 10% of gross revenues until the sum of $18 million has been paid; 8% of gross revenues until the sum of $25 million has been paid; and 5% of gross revenues going forward. The license will renew automatically for two consecutive fifteen-year terms.

     We are currently renegotiating the terms of the first five-year renewal under an extension of the initial contract. The extension period expires in November 2000.

     Both parties have modified the license, deferring the initial payment until the date when Viragen transferred the processes and technology, as defined by the license, to Viragen (Scotland). Viragen had substantially transferred the processes and technology to Viragen (Scotland) by the end of May 1997. Viragen required the initial licensing payment be made. Completion of the technology transfer occurred on November 1, 1997. At that time, Viragen was deemed to have completed the transfer of the processes and technology. The prepaid licensing fee was fully expensed on November 1, 1997. This accounting treatment is consistent with SFAS No. 2 -- "Accounting for Research and Development Costs," as we are in the process of obtaining EU regulatory approval for marketing the licensed technology. The approval process entails performing preclinical and clinical research.

     Viragen provides certain administrative services to us including management and general corporate assistance. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In our opinion, this method of allocation is reasonable. The amount of expenses allocated by Viragen totaled approximately $174,000, $-0- and $27,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE D.  INCOME TAXES

     Even though Viragen, Inc.'s ownership percentage of Viragen (Europe) has exceeded 80% since December 31, 1998, Viragen (Europe) will continue filing separate income tax returns.

     Viragen (Scotland) Ltd. files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH files separate income tax returns in Germany. Net operating losses of Viragen (Scotland) totaling approximately $16,300,000 are being carried forward to future periods at June 30, 2000.

     As of June 30, 2000, Viragen (Europe) has net operating loss carryforwards for U.S. income tax purposes of approximately $2,800,000, including $1,200,000 whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382, that expire at various dates between 2003 and 2020.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              -----------   ---------
Deferred Tax Assets:
  Accrued liabilities (U.S.)................................  $    12,000   $  22,000
  Net operating loss carryforwards (U.S.)...................        2,000     971,000
  Capital loss carryforwards (U.S.).........................    1,063,000          --
                                                              -----------   ---------
          Total deferred tax assets.........................    1,077,000     993,000
  Valuation allowance for deferred tax assets...............   (1,077,000)   (993,000)
                                                              -----------   ---------
                                                              $        --   $      --
                                                              ===========   =========

     The change in the valuation allowance was a net increase of $84,000 for the year ended June 30, 2000.

     For financial reporting purposes, net loss before income taxes includes the following components:

                                                            YEAR ENDED JUNE 30,
                                                  ---------------------------------------
                                                     2000          1999          1998
                                                  -----------   -----------   -----------
U.S.............................................  $  (223,305)  $  (328,277)  $  (401,130)
Foreign.........................................   (6,149,968)   (4,602,176)   (4,240,996)
                                                  -----------   -----------   -----------
                                                  $(6,373,273)  $(4,930,453)  $(4,642,126)
                                                  ===========   ===========   ===========

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to U.S. net loss is as follows:

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Tax at U.S. statutory rate.............................    (34.00)%  (34.00)%  (34.00)%
State taxes, net of federal............................     (3.63)    (3.63)    (3.64)
Non-deductible items...................................        --      0.01      0.04
Change in valuation allowance..........................     37.63    (52.32)    32.20
Expiration of capital loss carryforward................        --     89.94        --
Other..................................................        --        --      5.40
                                                           ------    ------    ------
                                                               --%       --%       --%
                                                           ======    ======    ======

NOTE E.  LONG-TERM DEBT

     Long-term debt at June 30, 2000 and 1999 is as follows:

                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Loan from Scotland Regional Development authority. Payable
  quarterly over 20 years with an effective interest rate of
  11.00 %. Note matures on August 28, 2017..................  $ 9,494   $139,852
                                                              -------   --------
                                                                9,494    139,852
Less current portion........................................   (9,494)    (7,879)
                                                              -------   --------
                                                              $    --   $131,973
                                                              =======   ========

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

NOTE F.  COMMITMENTS

     In November 1996, Viragen (Scotland) executed a five-year lease on property located in Edinburgh, Scotland that will serve as our laboratory and production facilities. Base monthly rental on the property is approximately $11,000. In addition, we may extend the term of the lease at our option, for four five-year periods.

     During the years ended June 30, 2000, 1999 and 1998, Viragen (Europe) recognized $208,000, $195,000 and $202,000, respectively, in rent expense and related charges arising from the property lease. Future minimum lease payments on the facilities are: 2001 -- $134,000; and 2002 -- $33,500.

     Viragen (Europe) Ltd. has entered into employment agreements with three of its officers. These agreements represent a commitment to pay an aggregate amount of approximately $300,000 per year in salaries to these individuals.

NOTE G.  CONTINGENCIES

     An action is pending in the Circuit Court for Broward County, Florida against Viragen (Europe), then named Sector Associates, Ltd., alleging that Sector Associates, prior to the reverse acquisition, mishandled payment of amounts due to Roy Woods, a secured creditor (Roy Woods as Trustee v. Sector Associates, Ltd.). Viragen (Europe) has denied the claim and has filed a counterclaim. In addition, a former stockholder of Sector Associates is obligated and has agreed to indemnify Viragen (Europe) in this matter and has assumed responsibility for defense of this lawsuit. No accrual for loss has been recorded.

     In August 2000, we were informed that two parties had reached a settlement in this matter, rendering a trial unnecessary. The parties are currently in the process of finalizing the documents and a stipulation of dismissal. Under the terms of the indemnification agreement, we will bear no liability of the settlement.

NOTE H.  GEOGRAPHIC INFORMATION

     Identifiable assets in Scotland totaled approximately $9,192,000 and $4,506,000 at June 30, 2000 and 1999, respectively. Identifiable assets represent those assets used in the operations of the geographic area.