Form 10-Q
period 2000-09-30
VIRAGEN EUROPE LTD
filed 2000-11-14
CIK 785081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                       ----------------    ----------------

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

                                 (954) 233-8377
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [ ]    No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common stock, par value $.01 - 24,586,408 shares at November 1, 2000.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three-month periods ended September 30, 2000 and 1999 include the accounts of Viragen (Europe) Ltd. and subsidiaries.

Item 1.  Financial Statements

         1) Consolidated condensed statements of operations for the three months ended September 30, 2000 and 1999

         2) Consolidated condensed balance sheets as of September 30, 2000 and June 30, 2000

         3) Consolidated condensed statements of cash flows for the three months ended September 30, 2000 and 1999

         4) Notes to consolidated condensed financial statement as of September 30, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 11 - Computation of Per Share Earnings

          Exhibit 27 - Financial Data Schedule (for SEC use only)

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                         ----------------------------------
                                                              2000                  1999
                                                         ------------          ------------
Income
     Interest and other income                           $     64,017          $        416
                                                         ------------          ------------
                                                               64,017                   416

Costs and Expenses
     Research and development costs                           856,599               703,080
     Licensing fee                                            500,000               500,000
     General and administrative expenses                      213,600               212,967
     Interest expense                                              --                 3,910
                                                         ------------          ------------
                                                            1,570,199             1,419,957
                                                         ------------          ------------
NET LOSS                                                 $ (1,506,182)         $ (1,419,541)
                                                         ============          ============
BASIC AND DILUTED LOSS PER COMMON SHARE                  $      (0.08)         $      (0.09)
                                                         ============          ============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES           19,715,625            16,067,153
                                                         ============          ============


            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                SEPTEMBER 30,          JUNE 30,
                                                                                    2000                 2000
                                                                                ------------          ------------
                                                                               (Unaudited)
                                                     ASSETS

Current Assets
     Cash and cash equivalents                                                  $  3,794,875          $  4,945,063
     Prepaid expenses and other current assets                                       119,097               256,712
                                                                                ------------          ------------
         Total current assets                                                      3,913,972             5,201,775
Property, Plant and Equipment
     Leasehold improvements                                                        1,829,485             1,898,470
     Equipment and furniture                                                       3,226,335             2,930,019
     Construction in progress                                                         56,881                59,026
                                                                                ------------          ------------
                                                                                   5,112,701             4,887,515
     Less accumulated depreciation                                                  (961,559)             (896,417)
                                                                                ------------          ------------
                                                                                   4,151,142             3,991,098
                                                                                ------------          ------------
                                                                                $  8,065,114          $  9,192,873
                                                                                ============          ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                      $    561,842          $    837,722
     Current portion of long-term debt                                                17,781                 9,494
                                                                                ------------          ------------
         Total current liabilities                                                   579,623               847,216
Licensing fee payable                                                              3,833,333             3,333,333
Long-term debt, less current portion                                                  17,781                    --
Advances from parent                                                                 271,664             4,392,359

Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value. Authorized 30,000,000 and 20,000,000 shares at September 30, 2000 and June 30, 2000, respectively;
        issued and outstanding 24,586,408 and 19,662,100 shares at
        September 30, 2000 and June 30, 2000, respectively                           245,864               196,621
     Additional paid-in capital                                                   22,368,416            17,934,349
     Accumulated deficit                                                         (18,785,974)          (17,279,792)
     Accumulated other comprehensive loss                                           (465,593)             (231,213)
                                                                                ------------          ------------
        Total stockholders' equity                                                 3,362,713               619,965
                                                                                ------------          ------------
                                                                                $  8,065,114          $  9,192,873
                                                                                ============          ============



            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        --------------------------------
                                                                            2000                 1999
                                                                        -----------          -----------
OPERATING ACTIVITIES
     Net loss                                                           $(1,506,182)         $(1,419,541)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation expense and amortization                                 98,343               87,148
       Compensation expense on common stock options                           2,190                   --
     Increase (decrease) relating to operating activities from:
       Other current assets                                                 137,615              124,893
       Accounts payable and accrued expenses                               (275,880)             276,174
       Licensing fee payable                                                500,000              500,000
                                                                        -----------          -----------
         Net cash used in operating activities                           (1,043,914)            (431,326)

INVESTING ACTIVITIES
     Additions to property, plant and equipment, net                       (102,681)            (211,738)
                                                                        -----------          -----------
         Net cash used in investing activities                             (102,681)            (211,738)

FINANCING ACTIVITIES
     Payments on long-term debt                                              (9,494)              (2,058)
     Advances from parent                                                    88,761              427,214
                                                                        -----------          -----------
         Net cash provided by financing activities                           79,267              425,156
         Effect of exchange rate fluctuations on cash                       (82,860)             146,597
                                                                        -----------          -----------
Decrease in cash and cash equivalents                                    (1,150,188)             (71,311)
Cash and cash equivalents at beginning of period                          4,945,063              124,335
                                                                        -----------          -----------
Cash and cash equivalents at end of period                              $ 3,794,875          $    53,024
                                                                        ===========          ===========






            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended September 30, 2000 and 1999 include, in the opinion of our management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2001.

         While our management believes that the disclosures presented are adequate to make the information not misleading, we suggest that these consolidated condensed financial statements be read together with the financial statements and notes included in our annual report on Form 10-K for the year ended June 30, 2000.

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

NOTE C - CAPITAL STOCK

         On September 30, 2000, Viragen, Inc. contributed to capital $4,481,120 in intercompany balances. Viragen received 4,924,308 common shares at the then current market price of $0.91 per share, as a result of the capital contribution. Accordingly, Viragen's ownership interest increased from 89% on June 30, 2000, to 91% on September 30, 2000.

NOTE D - COMPREHENSIVE LOSS

                                                    Three Months Ended
                                                       September 30,
                                             --------------------------------
                                                 2000                 1999
                                             -----------          -----------

Net loss                                     $(1,506,182)         $(1,419,541)
Other comprehensive (loss) income:
     Currency translation adjustment            (234,380)             145,629
                                             -----------          -----------
Total comprehensive loss                     $(1,740,562)         $(1,273,912)
                                             ===========          ===========



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs, or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including expected product clinical trial commencement dates, product introductions, expected research and development expenditures, and related anticipated costs. All forward-looking statements included in this document are based on information available to us on this date and we assume no obligation to update any of our forward-looking statements. It is important to note that our actual results could differ materially from those contained in our forward-looking statements.

         Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors"
section included in our registration statement on Form SB-2 (File No. 333-7303) declared effective by the Securities and Exchange Commission on July 12, 1996 and the related post-effective amendment dated April 15, 1997 (File No. 333-7303). These "Risk Factors" are incorporated by reference from the post-effective amendment on Form S-3 (File No. 333-7303). You should also consult updated risk factors, which will be listed from time to time in future reports on Forms 10-Q, 8-K, 10-K and annual reports to the stockholders.

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

         Our future success depends greatly on our ability to obtain additional financing capital. We cannot assure you that we will be able to obtain the capital necessary to continue with our operations. Our future success also depends in part upon our intellectual property, including future patents, trade secrets, know-how and continuing technology innovation. While Viragen, Inc., our parent, has filed three patent applications related to OMNIFERON, there can be no assurance that the steps taken by Viragen or us to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We cannot assure you that any patent owned by us or Viragen in the future, will not be invalidated, circumvented or challenged, or that the rights granted to us will provide competitive advantages. Also, we cannot be sure that any of our or Viragen's future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around possible patents owned by us or Viragen.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital totaled approximately $3,334,000 on September 30, 2000. This is a decrease in working capital of approximately $1,020,000 from the previous year end balance. This decrease was due to operational losses totalling approximately $1,506,000 during the quarter ended September 30, 2000.

         As we do not have regulatory approvals to distribute OMNIFERON or any other product, we are currently dependent upon advances or capital contributions by Viragen to fund our operations.

         During the first quarter of fiscal 2001 and during fiscal years 2000 and 1999, Viragen contributed intercompany balances of $4,481,000, $4,785,000 and $5,828,000, respectively, to capital. As a result of these contributions, we issued Viragen 4,924,308 shares in the first fiscal quarter of 2001; 3,593,347 shares in fiscal 2000; and 8,951,094 shares in fiscal 1999.

         Viragen's capital contributions have been made at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen (Europe) having to repay approximately $15,094,000 in intercompany balances. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the licensing agreement that began November 1, 1998 until we are able to fund this obligation. Through September 30, 2000, we have accrued $3,833,333 in licensing fees payable to Viragen.

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

         We believe that our OMNIFERON product, which is currently under development, can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we cannot assure you of approval of these projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The completion of the project also depends on our ability to raise significant additional investment capital.

         In July 1999, our Clinical Trial Exemption Application to commence human clinical trials was approved by the European regulatory authorities. We commenced our clinical trials in the fourth calendar quarter of 1999.

         We will need significant additional funding to complete the clinical trials and administrative filings necessary to apply for final European Union regulatory approvals. Our management believes that additional funding may be more readily available as we complete various phases of our clinical trials. Management estimates that our funding requirements related to the approval of OMNIFERON for hepatitis C, the first approval we are seeking in the European Union, include: Phase I/II trials -- $3.2 million, and Phase III studies -- $9.1 million. We will also use future funding, if any, for continued product development and general working capital purposes, including administrative support functions.

RESULTS OF OPERATIONS

         We have recognized no sales revenue or related costs for the fiscal quarter ended September 30, 2000 or the fiscal years ended June 30, 2000 or 1999, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the European regulatory authorities. We could commence generating sales revenue through export sales of OMNIFERON, prior to receiving EU regulatory approvals from marketing, under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals to export the product.

         Income for the quarter ended September 30, 2000, represents interest earned on cash investments. The increase in interest income compared to the same quarter of the previous year reflects the increase in principal invested between the periods resulting primarily from capital contributions made by Viragen, Inc.

         Research and development costs for the first quarter of fiscal 2000 totaled $856,599, an increase of approximately $154,000 (22%) over the same period of the preceding year. This increase reflects increased costs incurred with development and scale-up projects associated with the transfer of technology from our parent, Viragen, relating to our OMNIFERONTM product. Components of this overall increase include an increase of $23,900 in scientific salaries and support fees, which was offset by a decrease in laboratory supplies expense of $41,600. However, we also recognized $141,400 in new research and licensing fees, which were related to new collaborative agreements with Cancer Research Campaign Technology Ltd. and PolyMASC Pharmaceuticals plc. These collaborations are indicative of our continued commitment to fully developing our OMNIFERON product. These two collaborations are intended to improve the delivery system of this product, as well as broadening the possible target indications of OMNIFERON.

         General and administrative expenses totaled $213,600 for the quarter ended September 30, 2000 compared with $212,967 for the same period of the preceding year. There were no significant changes in the cost components of general and administrative expenses between periods.

         Our management anticipates operational losses will continue increasing. Specifically, research and development costs will continue to increase as we continue to expand our clinical trials of OMNIFERON, along with continuing research projects to further develop the product. Our ability to successfully conclude the clinical trials, a prerequisite to eventual commercialization of the product, is dependent upon Viragen's continued funding of operations and our ability to raise significant additional investment capital.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In July 1994, an action was filed in the Circuit Court of Dade County, Florida against Viragen (Europe), then named Sector Associates, Ltd., alleging that Sector Associates, Ltd., prior to the reverse acquisition by Viragen and Viragen (Scotland), mishandled payment of amounts due to Roy Woods, a secured creditor (ROY WOODS AS TRUSTEE V. SECTOR ASSOCIATES, LTD.). Specifically, the suit alleged (i) that Sector collected certain receivables of Drew Communications Group, Inc. in which the plaintiff held a security interest, and
(ii) that Sector had a duty as a stockholder to liquidate Drew Communications Group, Inc. for the benefit of the creditors. The suit sought recovery of damages in the amount of $200,000 plus an additional unspecified monetary amount. We denied the claim and filed a counterclaim. In addition, Mr. George Levin of Miami, FL, a former principal stockholder of Sector Associates, Ltd., was obligated and had agreed to indemnify us in this matter. He had assumed responsibility for defense of this lawsuit.

         In October 2000, the parties reached a settlement in this matter. The plaintiff received $10,000 in settlement of all claims, which were paid by Mr. Levin.

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

Dated:  November 13, 2000