Form 10-Q
period 2000-12-31
VIRAGEN EUROPE LTD
filed 2001-02-12
CIK 785081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________  to ________________

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

Yes [ ]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common stock, par value $.01 - 24,587,008 shares at February 1, 2001

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three months ended and six months ended December 31, 2000 and 1999 include the accounts of Viragen (Europe) Ltd. and subsidiaries.

Item 1. Financial Statements

         1) Consolidated condensed statements of operations for the three months ended and six months ended December 31, 2000 and 1999

         2) Consolidated condensed balance sheets as of December 31, 2000 and June 30, 2000

         3) Consolidated condensed statements of cash flows for the six months ended December 31, 2000 and 1999

         4) Notes to consolidated condensed financial statement as of December 31, 2000


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

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of Per Share Earnings

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended                    Six Months Ended
                                                   December 31,                         December 31,
                                         -------------------------------       -------------------------------
                                             2000               1999              2000                1999
                                         ------------       ------------       ------------       ------------
Income
     Interest and other income           $     53,198       $         41       $    117,215       $        457
                                         ------------       ------------       ------------       ------------
                                               53,198                 41            117,215                457

Costs and Expenses
     Research and development costs         1,092,797            706,543          1,949,396          1,409,623
     Licensing fee                            500,000            500,000          1,000,000          1,000,000
     General and administrative
       expenses                               263,504            206,076            477,104            419,043
     Interest expense                             467              3,976                467              7,886
                                         ------------       ------------       ------------       ------------
                                            1,856,768          1,416,595          3,426,967          2,836,552
                                         ------------       ------------       ------------       ------------
NET LOSS                                 $ (1,803,570)      $ (1,416,554)      $ (3,309,752)      $ (2,836,095)
                                         ============       ============       ============       ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                           $      (0.07)      $      (0.09)      $      (0.15)      $      (0.18)
                                         ============       ============       ============       ============

BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES                    24,586,578         16,079,746         22,151,101         16,073,450
                                         ============       ============       ============       ============



            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      December 31,           June 30,
                                                                                          2000                 2000
                                                                                      ------------         ------------
                                                                                       (Unaudited)
                                                     ASSETS

Current Assets
     Cash and cash equivalents                                                        $  2,502,267         $  4,945,063
     Prepaid expenses and other current assets                                             132,127              256,712
                                                                                      ------------         ------------
         Total current assets                                                            2,634,394            5,201,775

Property, Plant and Equipment
     Leasehold improvements                                                              1,989,836            1,898,470
     Equipment and furniture                                                             3,309,866            2,930,019
     Construction in progress                                                                   --               59,026
                                                                                      ------------         ------------
                                                                                         5,299,702            4,887,515
     Less accumulated depreciation                                                      (1,104,579)            (896,417)
                                                                                      ------------         ------------
                                                                                         4,195,123            3,991,098
                                                                                      ------------         ------------
                                                                                      $  6,829,517         $  9,192,873
                                                                                      ============         ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                            $    623,473         $    837,722
     Current portion of long-term debt                                                      11,087                9,494
                                                                                      ------------         ------------
         Total current liabilities                                                         634,560              847,216

Licensing fee payable                                                                    4,333,333            3,333,333
Long-term debt, less current portion                                                        23,256                   --
Advances from parent                                                                       199,765            4,392,359

Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value. Authorized 30,000,000 and 20,000,000 shares at December 31, 2000 and June 30, 2000, respectively; issued and outstanding 24,587,008 and 19,662,100 shares at December 31, 2000 and
        June 30, 2000, respectively                                                        245,870              196,621
     Additional paid-in capital                                                         22,368,914           17,934,349
     Accumulated deficit                                                               (20,589,544)         (17,279,792)
     Accumulated other comprehensive loss                                                 (386,637)            (231,213)
                                                                                      ------------         ------------
        Total stockholders' equity                                                       1,638,603              619,965
                                                                                      ------------         ------------
                                                                                      $  6,829,517         $  9,192,873
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

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Six Months Ended
                                                                                December 31,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       -----------         -----------
OPERATING ACTIVITIES
     Net loss                                                          $(3,309,752)        $(2,836,095)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation expense and amortization                               218,814             182,304
       Compensation expense on common stock options                          2,190               2,739
     Increase (decrease) relating to operating activities from:
       Other current assets                                                124,585             142,834
       Accounts payable and accrued expenses                              (214,249)            (40,892)
       Licensing fee payable                                             1,000,000           1,000,000
                                                                       -----------         -----------
         Net cash used in operating activities                          (2,178,412)         (1,549,110)

INVESTING ACTIVITIES
     Additions to property, plant and equipment, net                      (200,013)           (184,216)
                                                                       -----------         -----------
         Net cash used in investing activities                            (200,013)           (184,216)

FINANCING ACTIVITIES
     Payments on long-term debt                                            (10,619)             (4,044)
     Advances from parent                                                   16,862           1,548,913
     Proceeds from exercise of options                                         504                  --
                                                                       -----------         -----------
         Net cash provided by financing activities                           6,747           1,544,869
         Effect of exchange rate fluctuations on cash                      (71,118)             65,099
                                                                       -----------         -----------
Decrease in cash and cash equivalents                                   (2,442,796)           (123,358)
Cash and cash equivalents at beginning of period                         4,945,063             124,335
                                                                       -----------         -----------
Cash and cash equivalents at end of period                             $ 2,502,267         $       977
                                                                       ===========         ===========





            See notes to consolidated condensed financial statements
                which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The financial summaries for the three months ended and six months ended December 31, 2000 and 1999 include, in the opinion of our management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

         Operating results for the three months ended and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2001.

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

         On December 31, 2000, Viragen's ownership interest remains at 91%.

NOTE D - COMPREHENSIVE LOSS


                                                   Three Months Ended                      Six Months Ended
                                                       December 31,                           December 31,
                                            -------------------------------         -------------------------------
                                                2000                 1999              2000                 1999
                                            -----------         -----------         -----------         -----------
Net loss                                    $(1,803,570)        $(1,416,554)        $(3,309,752)        $(2,836,095)
Other comprehensive income (loss):
     Currency translation adjustment             78,956             (79,238)           (155,424)             66,391
                                            -----------         -----------         -----------         -----------

Total comprehensive loss                    $(1,724,614)        $(1,495,792)        $(3,465,176)        $(2,769,704)
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

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital totaled approximately $2,000,000 on December 31, 2000. This is a decrease in working capital of approximately $2,355,000 from the previous year end balance. This decrease was due to the use of cash to fund operating activities totaling approximately $2,178,000 during the six months ended December 31, 2000.

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

         Viragen's capital contributions have been made at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen (Europe) having to repay approximately $15,094,000 in intercompany balances. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the licensing agreement that began November 1, 1998 until we are able to fund this obligation. Through December 31, 2000, we have accrued $4,333,333 in licensing fees payable to Viragen.

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

         In July 1999, our Clinical Trial Exemption Application to commence human clinical trials was approved by the European regulatory authorities. We commenced our clinical trials in the fourth calendar quarter of 1999. We are currently conducting stage 2 of our Phase II clinical trials.

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

RESULTS OF OPERATIONS

         We have recognized no sales revenue or related costs for the three months or six months ended December 31, 2000 or the fiscal years ended June 30, 2000 or 1999, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the European regulatory authorities. We could commence generating sales revenue through export sales of OMNIFERON, prior to receiving EU regulatory approvals from marketing, under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals to export the product.

         Income for the quarter ended December 31, 2000 represents interest earned on cash investments. The increase in interest income compared to the same quarter of the previous year reflects the increase in principal invested between the periods resulting primarily from capital contributions made by Viragen, Inc. A similar increase in interest income was realized during the first half of fiscal 2001.

         Research and development costs for the second quarter of fiscal 2001 totaled $1,092,797, an increase of approximately $386,000 (55%) over the same period of the preceding year. This increase reflects increased costs incurred with development, scale-up and clinical trial projects associated with our OMNIFERON(TM) product. We have also realized an increase in our research and development costs because of our collaborative agreements with Cancer Research Campaign Technology Ltd. and PolyMASC Pharmaceuticals plc. These collaborations are indicative of our continued commitment to fully developing our OMNIFERON product. These two collaborations are intended to improve the delivery system of this product, as well as broaden the possible target indications of OMNIFERON. Components of this overall increase include an increase of $81,800 in scientific salaries and support fees, along with an increase in laboratory supplies expense of $25,400. Research related travel also increased by $120,600 between the quarters. Also, increased research and production activity has resulted in an increase in repairs and maintenance expense of $108,800.

         Research and development costs totaled $1,949,396 and $1,409,623 during the six months ended December 31, 2000 and 1999, respectively. The increase of approximately $540,000 can also be attributed to the increase in research activity related to our OMNIFERON product and collaborative agreements. Accordingly, scientific salaries and support fees increased by approximately $198,600 between periods. Research related travel expenses also increased by $115,400 during the six months ended December 31, 2000, when compared to the same period of the prior year. Finally, repairs and maintenance expenses increased by $178,900, between the six-month periods.

         Viragen (Europe) continues to incur licensing fees payable to Viragen, Inc. Because we do not have any sales of our OMNIFERON product, we are incurring the minimum amount of $166,667 per month. Licensing fees may increase in future periods, if and when, we commence sales of OMNIFERON.

         General and administrative expenses totaled $263,504 for the quarter ended December 31, 2000 compared with $206,076 for the same period of the preceding year. The increase of $57,400 is the result of an increase in legal fees between quarters. Legal fees increased by $56,600. The increase in legal fees is directly related to contract negotiations for research collaborations and patent activity.

         General and administrative expenses increased by $58,000 during the first half of fiscal 2001, when compared to the same period of the preceding year. During the six months ended December 31, 2000, legal fees increased by $90,700. As noted previously, legal fees have increased because of contract negotiations and patent activity

         Our management anticipates operational losses will continue increasing. Specifically, research and development costs will continue to increase as we continue to expand our clinical trials of OMNIFERON, along with continuing research projects to further develop the product. Our ability to successfully conclude the clinical trials, a prerequisite to eventual commercialization of the product, is dependent upon Viragen's continued funding of operations and our ability to raise significant additional investment capital.

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

                                         VIRAGEN (EUROPE) LTD.



                                         By: /s/ Dennis W. Healey
                                             ----------------------------------
                                             Dennis W. Healey
                                             Executive Vice President and
                                             Principal Financial Officer



                                         By: /s/ Jose I. Ortega
                                             ----------------------------------
                                             Jose I. Ortega
                                             Controller and
                                             Principal Accounting Officer

Dated: February 9, 2001