Form 10-Q
period 2001-03-31
VIRAGEN EUROPE LTD
filed 2001-05-15
CIK 785081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

        Common stock, par value $.01 - 25,905,231 shares at May 1, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

     The consolidated condensed statements of operations (unaudited) for the three months ended and nine months ended March 31, 2001 and 2000 include the accounts of Viragen (Europe) Ltd. and subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

     (1) Consolidated condensed statements of operations for the three months ended and nine months ended March 31, 2001 and 2000

     (2) Consolidated condensed balance sheets as of March 31, 2001 and June 30, 2000

     (3) Consolidated condensed statements of cash flows for the nine months ended March 31, 2001 and 2000

     (4) Notes to consolidated condensed financial statement as of March 31,
2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 11 -- Computation of Per Share Earnings

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      MARCH 31,                   MARCH 31,
                                              -------------------------   -------------------------
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
Income
  Interest and other income.................  $    28,683   $         2   $   145,898   $       459
                                              -----------   -----------   -----------   -----------
                                                   28,683             2       145,898           459
Costs and Expenses
  Research and development costs............    1,263,555     1,311,881     3,212,951     2,721,504
  Licensing fee.............................      500,000       500,000     1,500,000     1,500,000
  General and administrative expenses.......      311,757       197,899       788,861       616,942
  Interest expense..........................        1,675        10,445         2,142        18,331
                                              -----------   -----------   -----------   -----------
                                                2,076,987     2,020,225     5,503,954     4,856,777
                                              -----------   -----------   -----------   -----------
NET LOSS....................................  $(2,048,304)  $(2,020,223)  $(5,358,056)  $(4,856,318)
                                              ===========   ===========   ===========   ===========
BASIC AND DILUTED LOSS PER COMMON SHARE.....  $     (0.08)  $     (0.12)  $     (0.23)  $     (0.30)
                                              ===========   ===========   ===========   ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES....................................   24,601,655    17,243,271    22,956,028    16,460,554
                                              ===========   ===========   ===========   ===========

 See notes to consolidated condensed financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               MARCH 31,       JUNE 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets
  Cash and cash equivalents.................................  $  1,689,980   $  4,945,063
  Prepaid expenses and other current assets.................       129,630        256,712
                                                              ------------   ------------
          Total current assets..............................     1,819,610      5,201,775
Property, Plant and Equipment
  Leasehold improvements....................................     1,891,057      1,898,470
  Equipment and furniture...................................     3,190,109      2,930,019
  Construction in progress..................................            --         59,026
                                                              ------------   ------------
                                                                 5,081,166      4,887,515
  Less accumulated depreciation.............................    (1,159,265)      (896,417)
                                                              ------------   ------------
                                                                 3,921,901      3,991,098
                                                              ------------   ------------
                                                              $  5,741,511   $  9,192,873
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.....................  $    772,529   $    837,722
  Current portion of long-term debt.........................        10,933          9,494
                                                              ------------   ------------
          Total current liabilities.........................       783,462        847,216
Licensing fee payable.......................................     4,833,333      3,333,333
Long-term debt, less current portion........................        19,045             --
Advances from parent........................................            --      4,392,359

Commitments and Contingencies

Stockholders' Equity
  Common stock, $.01 par value. Authorized 30,000,000 and
     20,000,000 shares at March 31, 2001 and June 30, 2000,
     respectively; issued and outstanding 25,905,231 and
     19,662,100 shares at March 31, 2001 and June 30, 2000,
     respectively...........................................       259,052        196,621
  Additional paid-in capital................................    23,097,232     17,934,349
  Accumulated deficit.......................................   (22,637,848)   (17,279,792)
  Accumulated other comprehensive loss......................      (612,765)      (231,213)
                                                              ------------   ------------
          Total stockholders' equity........................       105,671        619,965
                                                              ------------   ------------
                                                              $  5,741,511   $  9,192,873
                                                              ============   ============

 See notes to consolidated condensed financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
OPERATING ACTIVITIES
  Net loss..................................................  $(5,358,056)   $(4,856,318)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation expense and amortization..................      332,911        278,654
     Compensation expense on common stock options...........        2,190          3,516
  Increase (decrease) relating to operating activities from:
     Other current assets...................................      127,082        185,709
     Accounts payable and accrued expenses..................      (65,193)      (212,003)
     Licensing fee payable..................................    1,500,000      1,500,000
                                                              -----------    -----------
       Net cash used in operating activities................   (3,461,066)    (3,100,442)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment................     (254,656)      (165,195)
                                                              -----------    -----------
       Net cash used in investing activities................     (254,656)      (165,195)
FINANCING ACTIVITIES
  Payments on long-term debt................................      (14,984)        (6,038)
  Advances from parent......................................      558,597      3,918,253
  Proceeds from exercise of options.........................          504             --
                                                              -----------    -----------
       Net cash provided by financing activities............      544,117      3,912,215
       Effect of exchange rate fluctuations on cash.........      (83,478)       (20,616)
                                                              -----------    -----------
(Decrease) increase in cash and cash equivalents............   (3,255,083)       625,962
Cash and cash equivalents at beginning of period............    4,945,063        124,335
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 1,689,980    $   750,297
                                                              ===========    ===========

 See notes to consolidated condensed financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE A -- CONSOLIDATION AND BASIS OF PRESENTATION

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

NOTE B -- INTERIM ADJUSTMENTS AND USE OF ESTIMATES

     The financial summaries for the three months ended and nine months ended March 31, 2001 and 2000 include, in the opinion of our management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations for these periods.

     Operating results for the three months ended and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2001.

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

NOTE C -- CAPITAL STOCK

     On September 30, 2000, Viragen, Inc. contributed to capital $4,481,120 in intercompany balances. Viragen received 4,924,308 common shares at the then current market price of $0.91 per share, as a result of the capital contribution. On March 31, 2001, Viragen contributed to capital an additional $741,500 in intercompany balances. Viragen received 1,318,223 common shares at the then current market price of $0.56 per share, as a result of the capital contribution. Accordingly, Viragen's ownership interest increased from 89% on June 30, 2000, to 92% on March 31, 2001.

NOTE D -- COMPREHENSIVE LOSS

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      MARCH 31,                   MARCH 31,
                                              -------------------------   -------------------------
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
Net loss....................................  $(2,048,304)  $(2,020,223)  $(5,358,056)  $(4,856,318)
Other comprehensive loss:
  Currency translation adjustment...........     (226,128)      (86,160)     (381,552)      (19,769)
                                              -----------   -----------   -----------   -----------
          Total comprehensive loss..........  $(2,274,432)  $(2,106,383)  $(5,739,608)  $(4,876,087)
                                              ===========   ===========   ===========   ===========

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

     Our future success depends greatly on our ability to obtain additional financing capital. We cannot assure you that we will be able to obtain the capital necessary to continue with our operations. Our future success also depends in part upon our intellectual property, including future patents, trade secrets, know-how and continuing technology innovation. While Viragen, Inc., our parent, has filed three patent applications related to Omniferon, there can be no assurance that the steps taken by Viragen or us to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive or superior technologies or products. We cannot assure you that any patent owned by us or Viragen in the future, will not be invalidated, circumvented or challenged, or that the rights granted to us will provide competitive advantages. Also, we cannot be sure that any of our or Viragen's future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around possible patents owned by us or Viragen.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital totaled approximately $1,036,000 on March 31, 2001. This is a decrease in working capital of approximately $3,319,000 from the previous year end balance. This decrease was due to the use of cash to fund operating activities totaling approximately $3,461,000 during the nine months ended March 31, 2001.

     As we do not have regulatory approvals to distribute Omniferon or any other product, we are currently dependent upon advances or capital contributions by Viragen to fund our operations.

     During the first nine months of fiscal 2001 and during fiscal years 2000 and 1999, Viragen contributed intercompany balances of $5,223,000, $4,785,000 and $5,828,000, respectively, to capital. As a result of these contributions, we issued Viragen 6,242,531 shares in the first nine months of fiscal 2001; 3,593,347 shares in fiscal 2000; and 8,951,094 shares in fiscal 1999.

     Viragen's capital contributions have been made at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen (Europe) having to repay approximately $15,836,000 in intercompany balances. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the licensing agreement that began November 1, 1998 until we are able to fund this obligation. Through March 31, 2001, we have accrued $4,833,333 in licensing fees payable to Viragen.

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

RESULTS OF OPERATIONS

     We have recognized no sales revenue or related costs for the three months or nine months ended March 31, 2001 or the fiscal years ended June 30, 2000 or 1999, respectively. We have limited potential for sales prior to receiving the necessary regulatory approvals from the European regulatory authorities. We could commence generating limited sales revenue through export sales of OMNIFERON, prior to receiving EU regulatory approvals from marketing, under an agreement with the AGC group of companies. These sales, however, are contingent upon AGC's receipt of the required regulatory approvals for product commercialization in the designated territories, and our receipt of the requisite regulatory approvals to export the product.

     Income for the quarter ended March 31, 2001 represents interest earned on cash investments. The increase in interest income compared to the same quarter of the previous year reflects the increase in principal invested between the periods resulting primarily from capital contributions made by Viragen, Inc. A similar increase in interest income was realized during the first nine months of fiscal 2001.

     We continue incurring significant research and development costs related to the development, scale-up and clinical trial projects associated with our OMNIFERON(TM) product. We have also realized an overall increase in our research and development costs because of our collaborative agreements with Cancer Research Campaign Technology Ltd. and PolyMASC Pharmaceuticals plc. These collaborations are indicative of our continued commitment to more fully develop the potential applications of our OMNIFERON product. These two collaborations are intended to improve the delivery system of this product, as well as broaden the possible target indications of OMNIFERON.

     Research and development costs for the third quarter of fiscal 2001 totaled $1,263,555, a decrease of approximately $48,000 over the same period of the preceding year. While research and development costs remained relatively unchanged between quarters, there were some variances in the components of research and development costs. Components of this decrease include a decrease of $25,900 in scientific salaries and support fees, along with a decrease in laboratory supplies expense of $127,800. These decreases were offset by increases in research related travel of $32,600 between the quarters. Also, increased research and production activity has resulted in an increase in repairs and maintenance expense of $22,000.

     Research and development costs totaled $3,212,951 and $2,721,504 during the nine months ended March 31, 2001 and 2000, respectively. The increase of approximately $491,000 can be attributed to the increase in research activity related to our OMNIFERON product and collaborative agreements. Accordingly, scientific salaries and support fees increased by approximately $220,900 between periods. Research related travel expenses also increased by $147,600 during the nine months ended March 31, 2001, when compared to the same period of the prior year. Finally, repairs and maintenance expenses increased by $136,600, between the nine-month periods. These increases, however, were offset by a decrease in laboratory supplies expense of $175,500.

     Viragen (Europe) continues to incur licensing fees payable to Viragen, Inc. Because we do not have any sales of our OMNIFERON product, we are incurring the minimum amount of $166,667 per month. Licensing fees may increase in future periods, if and when, we commence sales of OMNIFERON.

     General and administrative expenses totaled $311,757 for the quarter ended March 31, 2001 compared with $197,899 for the same period of the preceding year. The increase of $113,900 is the result of an increase in legal fees between quarters. Legal fees increased by $77,600. The increase in legal fees is directly related to contract negotiations for research collaborations and patent activity.

     General and administrative expenses increased by $171,900 during the first nine months of fiscal 2001, when compared to the same period of the preceding year. During the nine months ended March 31, 2001, legal fees increased by $168,000. As noted previously, legal fees have increased because of contract negotiations and patent activity.

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

                          PART II -- OTHER INFORMATION

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

          (11) Computation of Per Share Earnings

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

                                          VIRAGEN (EUROPE) LTD.

                                          By: /s/ Dennis W. Healey
                                            ------------------------------------
                                            Dennis W. Healey
                                            Executive Vice President and
                                            Principal Financial Officer

                                          By: /s/ Jose I. Ortega
                                            ------------------------------------
                                            Jose I. Ortega
                                            Controller and
                                            Principal Accounting Officer

Dated: May 14, 2001