Form 10-K405
period 2001-06-30
VIRAGEN EUROPE LTD
filed 2001-09-28
CIK 785081

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

               FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 28, 2001 was approximately $4,124,000.

     As of September 28, 2001, Viragen (Europe) Ltd. had outstanding 37,692,170 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Risk Factors included in Post-Effective Amendment on Form S-3, File No. 333-7303, dated April 15, 1997, incorporated by reference into Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VIRAGEN (EUROPE) LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED JUNE 30, 2001

                                                                          PAGE
                                                                          ----
                                     PART I
Item 1.   Business....................................................         1
Item 2.   Properties..................................................         9
Item 3.   Legal Proceedings...........................................         9
Item 4.   Submission of Matters to a Vote of Security Holders.........         9

                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................        10
Item 6.   Selected Consolidated Financial Data........................        10
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................        11
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................        14
Item 8.   Consolidated Financial Statements and Supplementary Data....        15
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosures.................................        15

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........        15
Item 11.  Executive Compensation and Employment Agreements............        17
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................        19
Item 13.  Certain Relationships and Related Transactions..............        20

                                    PART IV
Item 14.  Exhibits and Reports on Form 8-K............................        22

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Viragen (Europe) Ltd. (which may be referred to as we, us or our) is a Delaware corporation. We are an 87% owned subsidiary of Viragen, Inc., our parent company (AMEX symbol "VRA"). We operate extensively through our wholly owned subsidiaries Viragen (Scotland) Ltd., a Scottish private company and BioNative AB, a Swedish company. Viragen (Scotland) and BioNative house our manufacturing and laboratory facilities, and are located in Edinburgh, Scotland and Umea, Sweden, respectively.

     We are a biotechnology company engaged in the business of researching, developing and manufacturing products, which help the human immune system resist viral infections, and related technologies. We produce human leukocyte derived interferon under the name Omniferon(TM) in our Scottish facilities and, following our acquisition of BioNative on September 28, 2001, Alfanative(R) in our Swedish facilities. Natural interferon stimulates and controls the human immune system. In addition, interferon may stem the growth of various viruses including those involved with diseases like hepatitis, cancer, multiple sclerosis, and HIV/AIDS.

RECENT DEVELOPMENTS

     On September 28, 2001, Viragen and Viragen (Europe) signed a stock purchase agreement to acquire 100% of BioNative AB, a privately-held Swedish company, initially in exchange for approximately 3 million common shares, or 7.8%, of Viragen (Europe)'s equity. An additional 20.5 million common shares of Viragen (Europe) may be issued upon BioNative meeting certain performance milestones following the closing of the transaction. If all of the additional shares are issued, the former stockholders of BioNative could own up to approximately 40% of Viragen (Europe).

     BioNative's facilities are located in Umea, Sweden where we manufacture our human leukocyte interferon (alpha) product, Alfanative. Alfanative is approved in Sweden for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia, who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in:

- the Czech Republic,
- Indonesia,
- Hong Kong,
- Burma,
- Thailand, and
- as purified bulk product in Egypt.

     BioNative is also conducting European Phase III clinical trials in Germany with Alfanative in the treatment of malignant melanoma, a form of skin cancer.

OPERATIONS

     In July 1999, Viragen (Scotland) Ltd. received regulatory approval of its Clinical Trial Exemption Application, to begin Phase I/II human clinical trials of its Omniferon product, initially for the treatment of hepatitis C. We began our clinical trials of Omniferon in the fourth calendar quarter of 1999. Through BioNative, we are currently conducting Phase III clinical trials of Alfanative in Germany for the treatment of melanoma, a form of skin cancer.

     Beginning in 1998, it became possible to seek approval of a new drug for use in the entire EU through the European Medicines Evaluation Agency's mutual recognition process. The use of this process may allow for product approval among all EU member states. Subject to the successful completion of clinical trials, we believe that multi jurisdictional approval will be the most efficient method of distributing an approved product. The European Medicines Evaluation Agency does not however have jurisdiction over product pricing. Product pricing and patient reimbursement guidelines are dictated by the EU member states and are subject to change.

     Pending the outcome of certain negotiations and contingent upon the approval of regulatory and governmental authorities of a foreign country, management will evaluate whether or not to pursue the current EU clinical trials of Omniferon and/or to proceed to Phase III. This decision will, in part, be based upon that government's decision to permit us to conduct a Phase III clinical trial based upon prior Phase I/II data. Unlike the current EU trial, we would be reimbursed for all costs connected with that trial. Further, the regulatory authorities may permit us to market through a representative distributor during the Phase III clinical trial period, thereby generating revenues. During the anticipated one year period of this trial marketing, sales would be limited to a specified number of hepatitis C patients.

     In the event management decides to continue European clinical trials, we will require significant additional financing to continue to conduct and complete clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals of any product. Clinical testing toward European Union and/or Food and Drug Administration approval is an expensive process that is expected to take several years to complete, with no assurance that regulatory approvals will eventually be obtained.

     In November 1998, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate. This agreement provides for the purchase and distribution of human leukocyte interferon product Omniferon. Under this agreement, AGC's designated territories include:

- India,

- Pakistan,

- Saudi Arabia,

- Kuwait,

- Yemen,
- Oman,

- UAE,

- Brunei, and

- other Middle Eastern countries.

AGC must purchase a minimum of $20 million of product over five years. The purchase minimums become binding on AGC if and when:

     - AGC receives the required regulatory approvals for product commercialization in all of the above territories, and

     - we receive the regulatory approvals to export our product from our commercial manufacturing facility in Edinburgh, Scotland.

AGC has agreed to provide Viragen (Europe) with its projected annual requirements to be updated quarterly. Projected requirements in excess of agreed purchase minimums are binding on AGC. The purchase minimums, if contractually triggered, will be secured by a $1 million irrevocable revolving letter of credit. AGC, Viragen (Europe) and Viragen have agreed that if and when we obtain regulatory approval for commercialization of the product in the United States and/or Europe, all parties will negotiate in good faith an amendment to the agreement which could modify the purchase minimums and selling price.

     The AGC agreement has been approved by the boards of directors of AGC, Viragen (Europe) and Viragen.

     Under the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of the product in their designated territories. AGC is also responsible for all subsequent sales, marketing and distribution activities. AGC is required to build, own and operate, at their expense, a pharmaceutical distribution facility in a mutually agreeable location within the territories. AGC has informed us that they initially intend to focus on distribution for hepatitis B and C. These diseases are at epidemic proportions in the designated territories. In light of the current political climate, this agreement may be modified or substantially changed in accordance with any new laws, rules or regulations.

     In July 1999, we entered into a letter of intent with Drogsan Healthcare, a Turkish pharmaceutical company. The letter of intent outlines the terms of a supply and distribution agreement between ourselves and Drogsan for natural interferon. These terms are similar to the AGC agreement. The final agreement has not yet been completed.

     In December 1999, through Viragen (Scotland) Ltd., we entered into a collaborative agreement with Memorial Sloan-Kettering Cancer Center in New York City. The agreement is for the development of a human monoclonal antibody, to be used in conjunction with our human leukocyte derived interferon product for the treatment of melanoma, a potentially fatal skin cancer. This technology could also prove useful in the treatment of certain other cancers.

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

THE PRODUCT

     We derive our human leukocyte interferon from human white cells also known as leukocytes. Natural interferon is one of the body's natural defensive responses to foreign substances like viruses. It is so named because it "interferes" with viral growth. Natural interferon consists of protein molecules that induce antiviral, antitumor and immunomodulatory responses within the body. Medical studies indicate that interferons may inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, method of manufacture and resulting composition. The first, the type we produce, is a multi-species natural, human leukocyte-derived alpha interferon. This is produced by cultivated human white blood cells. The introduction of a harmless agent induces the cells to produce natural interferon. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

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

THE INTERFERON INDUSTRY

     Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies like Viragen were working to solve the problem of the high cost related to the industrial-scale production of natural interferon. In 1985, Hoffman-LaRoche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using recombinant DNA technology. They subsequently received Food and Drug Administration approval to produce and market their recombinant alpha interferon products for numerous indications.

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

  Hepatitis C

     The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as "non-A, non-B hepatitis", affects an estimated 4 million Americans and 5 million Europeans. Approximately 30,000 new cases are diagnosed each year in the U.S. and is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. Based on a review of published literature and evaluation by our scientific staff and advisors, we believe that our natural interferon product may prove effective in the treatment of this indication. The Food and Drug Administration has approved certain interferons for the treatment of hepatitis C including:

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

     Synthetic interferon alpha is the only U.S. Food and Drug Administration approved drug for hepatitis B. It has proven to be effective in the treatment of some cases. Viragen believes that our human leukocyte interferon may also prove effective in the treatment of hepatitis B.

  Melanoma

     Melanoma is a type of cancer which originates in the melanocytes, the cells containing skin color. Over 30,000 cases per year are diagnosed in the United States alone. Melanoma has one of the fastest growing occurrence rates, increasing at a rate in excess of 4% per year. An American's lifetime risk of developing melanoma is currently approximately one in 75 and it is the most commonly occurring cancer in women between the ages of 25 and 29. Melanoma is second only to breast cancer in women ages 30 to 34.

     Through a collaboration agreement with Memorial Sloan-Kettering Cancer Center, we are developing a monoclonal antibody which we intend to use in conjunction with our interferon product for treatment against this growing concern.

     Through BioNative, we are currently conducting Phase III clinical trials in Germany with Alfanative for the treatment of melanoma.

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

     Through BioNative we are approved in Sweden to manufacture and distribute Alfanative, a human leukocyte interferon, for the treatment of patients with chronic myelogenous leukemia who did not respond to treatment with recombinant interferon.

  Multiple Sclerosis

     Multiple sclerosis is a chronic, often disabling disease of the central nervous system. This disease often attacks young adults. It is estimated that there are approximately 350,000 patients in the U.S. and a similar number in Europe.

     In June 2001, the UK's Medicines Central Agency approved our application to commence human clinical trials with Omniferon for the treatment of multiple sclerosis. These trials have not yet started. Completion of clinical trials for multiple sclerosis is expected to take several years and require significant additional funding.

  HIV/AIDS

     In March 1996, Viragen, in collaboration with Biodoron, a Hollywood, Florida based clinic, received approval from Florida's Health and Rehabilitative Services under Florida's Investigational Drug Program to conduct an investigational study in Florida of our Alpha Leukoferon product, an interferon product we no longer produce. This approval was for the treatment of HIV/AIDS in hemophiliacs. Viragen entered into an agreement with Quantum Health Resources, Inc., which contributed $330,000 toward to the cost of the study. Quantum, a subsidiary of Olsten Services Corp., is a national provider of alternate site therapies and support services for people affected by chronic disorders, including hemophilia. The study began in March 1996. A total of 35 patients enrolled to receive Alpha Leukoferon for a minimum of six months in combination with a comprehensive HIV/AIDS treatment program. While the study suggested that Alpha Leukoferon was safe or well-tolerated, the overall study results proved to be inconclusive due to the smaller than anticipated number of patients that finished the study.

MANUFACTURE OF INTERFERON

     Human white blood cells, also known as leukocytes, and a stimulating agent are needed to produce human leukocyte derived interferon. These raw materials are readily available to us. A stimulating agent, which is harmless to humans, is introduced into the white blood cell culture, which induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified. Currently we are manufacturing human leukocyte interferon in our Scottish and Swedish facilities.

     Production methods that we have developed, as well as enhanced methods currently under development, we believe will reduce our costs of production and, ultimately, the market price of human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the level of manufacturing proficiency and product improvement hoped for.

RESEARCH AND DEVELOPMENT

     The entire process of research, development and European Union and/or Food and Drug Administration approvals of a new biopharmaceutical drug takes several years. It also requires substantial funding. In July 1999, Viragen received approval of its European Clinical Trial Exemption Application to begin clinical trials of Omniferon.

     We are currently evaluating the relative merits of the Omniferon and Alfanative manufacturing processes. Our focus is to evaluate and ultimately adopt those technologies which result in the most efficient manufacturing methodologies targeting cell stimulation, purification techniques, product purity and production yields. We expect that our continued evaluation will result in lower production costs and a more competitive sales price of our human leukocyte derived interferon product.

     Research and development costs totaled $4,964,145, $3,511,805 and $2,742,154 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

INTELLECTUAL PROPERTY

     We believe our production techniques are unique and are capable of yielding a superior quality product. We believe that our production techniques will allow us to offer our human leukocyte interferon at a price competitive with the recombinant interferons.

     Viragen has filed three patent applications covering Omniferon production techniques. Our BioNative subsidiary has filed 4 patents relating to Alfanative and related production processes. Viragen also submitted several foreign patent applications relating to natural interferon for topical use. Several of these patents have been granted. During fiscal 1999, Viragen's patent issued in Japan for the topical use of interferon was challenged by a Japanese company. This patent was successfully defended.

     Under a license agreement between Viragen and Viragen (Europe) Ltd. dated July 12, 1995, Viragen (Europe) has exclusive rights to Viragen's technologies. These include technologies covered by patent for all countries in the European Union. In addition, we have the non-exclusive rights to Viragen's technology throughout the world, excluding the United States and its territories. Viragen (Europe) will pay Viragen a licensing fee ranging from 10% to 5% of sales, with a minimum of $2 million per year, subsequently modified to $167,000 per month. Viragen had deferred the minimum licensing payment in cash until we have the necessary cash flow to meet this payment. In June 2001, accrued licensing fees of $5,333,333 owed to Viragen were paid through the issuance of 6,274,510 of our common shares. The initial term of this agreement is 15 years and automatically renews for two successive 15-year periods.

     In August 2000, the World Intellectual Property Organization published our international patent application related to methods of isolating highly purified natural type 1 interferons.

     United States and European Union patents have been issued to others for genetically engineered and human-derived interferons. In the event of valid claims, we may have to negotiate license agreements with patent holders to use some processes and products. We believe that we do not infringe upon any current patent. Also, no one has alleged that we have infringed on their patent.

     Someone can challenge the validity and enforceability of a patent by litigation after its issuance. If the outcome is against the owner of the patent, other parties may be free to use the subject matter of the patent. Protection provided by foreign patents may be different than in the United States. The actual protection we receive from a foreign patent may vary from one country to another. Protection realized may also depend on the type of patent, scope of coverage granted and the legal remedies available in each country. We cannot assure you that any future patents will offer substantial protection or commercial benefit to us.

REGULATION

  United States and European Union

     Our activities, products and processes are subject to substantial government regulation in the United States and within the European Union. The European Union, Food and Drug Administration, state and local agencies regulate the manufacturing, advertising, labeling and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, marketing and manufacture of any biologic products, including ours. European Union and/or Food and Drug Administration approvals for commercialization of any new product can take significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining European Union and/or Food and Drug Administration approvals requires extensive animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities. This process takes several years and substantial funding.

     We have completed the pre-clinical studies of its Omniferon product in the European Union. In July 1999, we received approval of our UK Clinical Trial Exemption application to begin clinical trials on humans. We began the clinical trials during the fourth calendar quarter of 1999. Eventually, we expect to submit an Investigative New Drug Application to the Food and Drug Administration for use of our human leukocyte interferon in the U.S. To help us during the approval process, we assembled a clinical advisory committee. It consists of scientists, medical researchers and clinicians. They are acting in an advisory capacity to assist us in developing the medical, scientific and clinical aspects in support of our clinical trials, initially within the European Union and eventually in the United States.

     Beginning in 1998, approval of a new drug for use in the entire EU became possible though the European Medicine Evaluation Agency's Mutual Recognition Procedure. The use of this process may allow for product approval across the EU member states. Subject to the successful completion of clinical trials, we believe this would be the most efficient method of distributing an approved product. The European Medicines Evaluation Agency does not, however, have jurisdiction over product pricing. Product pricing and patent reimbursement guidelines are dictated by the EU member states and are subject to change.

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

     American pharmaceutical manufacturers who sell outside of the United States are also subject to Food and Drug Administration jurisdiction. Semi-finished drugs may be shipped, under controlled circumstances, for further processing, packaging, labeling and distribution to third parties in approved foreign countries. This controlled distribution is also subject to the laws that apply in the importing countries. For Viragen to conduct this type of sale, we must first comply with all Food and Drug Administration rules and regulations.

     It is possible that the EU regulatory authorities or the Food and Drug Administration could modify or expand their approval criteria or reporting requirements. These changes could significantly increase the time and expense to develop a new product and bring that product to market.

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

     During fiscal 1998, we were notified that, due to concerns over the possible presence of Mad Cow disease in the UK blood supply, human leukocytes collected in Scotland would not be approved for use in our clinical trials or potential commercial production. This prohibition is still in place and will remain until the European regulatory authorities are satisfied that the risk of contamination has been minimized or eliminated. Due to this situation, we have been using leukocytes collected in Germany under our preferential access German Red Cross contractual arrangements, as well as other approved sources.

     In February 2001, we entered into a new agreement with the Common Services Agency of Scotland. This agreement replaced the July 1995 license and manufacturing agreement.

     Under the terms of the new agreement, the Common Services Agency, acting through the Scottish National Blood Transfusion Service, agreed to supply specific services to us in connection with the manufacture of Omniferon. The services to be provided include:

        - manufacturing management;

        - dispensing, capping, coding and inspection;

        - clinical waste management;

        - engineering and validation services;

        - quality control and regulatory services; and

        - quality assurance and regulatory affairs consulting.

     The agreement provides for a pre-negotiated pricing structure for all services.

     Any or all services may be terminated with three months notice by either party except for dispensing, capping, coding and inspection which requires six months notice.

     We agreed to supply the Scottish National Blood Transfusion Service, for medical use by National Health Service patients in Scotland, up to 10% of our Scottish based production per year. This percentage could be increased through a formula to 20% if all leukocytes utilized in our facility were sourced through the Scottish National Blood Transfusion Services. We have agreed to this provision for a period of seven years from the date we receive UK marketing authorization for Omniferon. We have agreed to charge them the lesser of 100% of our manufacturing costs or the UK retail price for the product provided.

     In the event the restrictions on the UK blood supply are removed, the Scottish National Blood Transfusion Service has agreed to supply us exclusively with all available white cells collected by them at their cost. We have agreed to pay them $11,000 per year for this provision. We have the exclusive access to these white cells for the longer of seven years or the duration of our commitment to provide them with a portion of our production.

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

COMPETITION

     Competition in the research, development and production of interferon, transgenic and oncological products and other immunological products is intense and growing. Our competition includes many major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including Hoffman-LaRoche, Inc., Schering-Plough Corporation, Biogen, Inc.,

Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with their recombinant interferons (alpha and beta) and other immunological products. These relate to the treatment of cancer and viral infections, including hepatitis C, our first targeted use of Omniferon.

     Alfa Wassermann is presently producing a natural alpha interferon product with distribution primarily in Italy. Interferon Sciences, Inc. a New Jersey based company, is believed to be unable to manufacture its interferon at a competitive cost and does not have sufficient resources to maintain operations.

     We believe that competition is also based on production ability, technological superiority and administrative and regulatory expertise in obtaining governmental approvals for testing, manufacturing and marketing of the product.

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product's eventual success. Early marketing has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. We are not presently competitive in the biopharmaceutical industry. We are not presently a competitive factor.

EMPLOYEES

     As of September 28, 2001 Viragen (Europe) has 71 full-time employees. Of these, 14 are administrative personnel. The remaining 57 employees are research and development, manufacturing and quality assurance/quality control personnel.

ITEM 2.  PROPERTIES

     Viragen and Viragen (Europe) maintain administrative offices in a 15,000 square foot facility, located at 865 S.W. 78th Avenue, Suite 100, Plantation, FL 33324, phone: (954) 233-8377.

     In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in the Pentlands Science Park in the Edinburgh area of Scotland. The facility consists of approximately 13,000 square feet with an annual base lease rate of 88,000 UK pounds (approximately US$125,000) per year plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. We intend to exercise our first option to extend in October 2001. This will extend our lease through October 2006.

     Through BioNative, we lease approximately 12,000 square feet of laboratory, production and office facilities in Umea, Sweden. This space is covered by three separate leases. The initial term of these leases has expired and each is renewable on a year-by-year basis at a total lease cost of approximately $22,500 per month.

     BioNative also owns a 21,500 square foot building which is currently under renovation. This building was purchased to provide expanded production capacity and is intended to eventually house all of BioNatives' research, production and administrative facilities. This facility carries a 25 year mortgage held by a Swedish bank for approximately $610,000.

     We consider all of our properties as suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

ITEM 3.  LEGAL PROCEEDINGS

     We know of no material litigation or claims pending, threatened or contemplated to which we are or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Viragen (Europe) Ltd.'s common stock trades on the over-the-counter bulletin board, under the symbol "VERP." The following table sets forth the high and low closing quotations for our common stock since July 1, 1999.

                                                              HIGH    LOW
                                                              -----   ----
2001-2000 PERIOD
  First Quarter ended 09/30/00..............................  $1.34   $.72
  Second Quarter ended 12/31/00.............................   2.63    .63
  Third Quarter ended 03/31/01..............................   1.02    .47
  Fourth Quarter ended 06/30/01.............................   1.00    .52
1999-2000 PERIOD
  First Quarter ended 9/30/99...............................  $ .88   $.38
  Second Quarter ended 12/31/99.............................   1.81    .31
  Third Quarter ended 3/31/00...............................   3.38    .94
  Fourth Quarter ended 6/30/00..............................   1.72    .66

The above quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

     As of September 28, 2001, we had approximately 140 shareholders of record. On that date, the closing price of our common stock was $0.85 per share.

     We have never paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because:

        - we have experienced losses since inception,

        - we have significant capital requirements in the future, and

        - we presently intend to retain earnings, if any, to finance the expansion of our business.

     Future dividend policy will depend on:

        - our earnings, if any,

        - capital requirements,

        - expansion plans,

        - financial condition, and

        - other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                    YEAR ENDED JUNE 30,
                                             -----------------------------------------------------------------
                                                2001          2000          1999          1998         1997
                                             -----------   -----------   -----------   -----------   ---------
Interest and other income..................  $   167,223   $    16,752   $    49,762   $    37,474   $ 233,552
Net loss...................................   (7,915,274)   (6,373,273)   (4,930,453)   (4,642,126)   (859,214)
Net loss per average common share
  outstanding..............................        (0.33)        (0.37)        (0.46)        (0.65)      (0.12)
Weighted average common shares
  outstanding..............................   23,715,565    17,046,066    10,607,393     7,116,059   7,048,967

                        CONSOLIDATED BALANCE SHEET DATA

                                                                      YEAR ENDED JUNE 30,
                                                 --------------------------------------------------------------
                                                    2001         2000         1999         1998         1997
                                                 ----------   ----------   ----------   ----------   ----------
Working capital (deficit)......................  $1,154,822   $4,354,559   $ (582,995)  $  213,246   $3,197,265
Total assets...................................   6,519,941    9,192,873    4,909,596    5,053,272    7,750,737
Long-term debt.................................      25,488           --      131,973      160,043      157,686
Stockholders' equity...........................   5,066,596      619,965    2,480,500    1,823,623    6,452,137

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also our company management may make forward-looking statements orally to investors, analysts the media and others.

     Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. They are a number of factors -- many beyond our control -- they could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

     Forward-looking statements might include one or more of the following:

        - projections of future revenue;

        - anticipated clinical trial completion timelines or results;

        - descriptions of plans or objectives of management for future operations, products or services;

        - forecasts of future economic performance; and

        - descriptions or assumptions underlying or relating to any of the above items.

     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" or words of similar meaning. They may also use words such as "will", "would", "should", "could" or "may".

     Factors that may cause actual results to differ materially include the risks discussed below, as well as in the "Risk Factors" section included in our registration statement on Form SB-2 (No. 333-07303) as filed with the Securities and Exchange Commission on July 1, 1996 and related Post-Effective Amendment on Form S-3 (No. 333-07303) dated April 15, 1997. We are incorporating these "Risk Factors" by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. We will provide you with any copy of any or all of these reports at no charge.

     Among the uncertainties that may cause our results to differ materially from our projections are:

        - whether the efficacy, price and timing of our human leokocyte interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

        - whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

        - whether clinical testing confirms the efficacy of our proposed products, and results in the receipt of regulatory approvals;

        - whether we are able to secure sufficient funding to complete product development, including clinical trials;

        - whether we can generate revenues sufficient to offset our historical losses, or achieve profitability; and

        - whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.

     Viragen (Europe) has incurred operational losses and operated with negative cash flows since its inception. Losses have totaled $7,915,274, $6,373,273 and $4,930,453 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital totaled approximately $1,155,000 on June 30, 2001 This is a decrease in working capital of approximately $3,200,000 from the previous year end balance. This decrease was due to use of cash to fund operations totaling $4,960,000, as well as the purchase of plant equipment totaling $351,000. This decrease was offset by capital transferred to us by Viragen, Inc., our parent company, in the amount of $2,751,000.

     We are currently dependent upon advances or capital contributions by Viragen, our parent company, to fund our operations.

     During fiscal years 2001, 2000 and 1999, Viragen contributed intercompany balances of $7,415,000, $4,785,000 and $5,828,000, respectively, to capital. As a result of these contributions, we issued Viragen 8,821,770 shares in fiscal 2001, 3,593,347 shares in fiscal 2000 and 8,951,094 shares in fiscal 1999.

     Viragen's capital contributions have been made at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen (Europe) having to repay approximately $18,028,000 in intercompany balances. Viragen has additionally agreed to defer the $166,667 minimum monthly payments due under the licensing agreement that began November 1, 1998 until we are able to fund this obligation. Through June 29, 2001, we had accrued $5,333,333 in licensing fees payable to Viragen. However, in order to improve our capitalization, and prior to entering into a letter of intent for the purchase of BioNative AB, we settled this accrued balance. On June 29, 2001, we issued to Viragen 6,274,510 common shares, at $0.85 per share.

     In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid Viragen in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared Viragen's related shelf registration on Form S-3 (File No. 333-32306) effective. Through September 28, 2001, Viragen has raised approximately $19.2 million in additional capital, net of fees, under this agreement. Included in this total was a $1,000,000 investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, a director of both Viragen and Viragen (Europe), serves as chairman of Fundamental Management Corporation.

     We believe that our Omniferon and/or Alfanative product, can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of approval of these projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful completion of any clinical trial project also depends on our ability to raise significant additional investment capital.

     In July 1999, our Clinical Trial Exemption Application to commence human clinical trials was approved by the European regulatory authorities. We commenced our clinical trials of Omniferon in the fourth calendar quarter of 1999. Through BioNative, we are currently conducting Phase III clinical trials of Alfanative, in Germany, for the treatment of malignant melanoma.

     In September 2001, we acquired 100% ownership of BioNative, AB, a privately held Swedish company, initially in exchange for approximately 3 million common shares of Viragen (Europe). An additional 20.5 million common shares of Viragen (Europe) may be issued upon BioNative meeting certain performance milestones. These milestones are tied to progressive regulatory approvals of BioNative's Alfanative interferon product.

     BioNative has had limited sales in the past, primarily to Italy under a contractual arrangement. We intend to expand our productive capacity in Sweden through the renovation of a 21,500 square foot facility purchased by BioNative prior to our acquisition. The facility carries a 25 year mortgage for approximately $610,000. We estimate the cost of renovation to be approximately $3 million, incurred over an 18 month period.

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

RESULTS OF OPERATIONS

     We have recognized no sales revenue or related costs for the fiscal years ended June 30, 2001, 2000 or 1999, respectively. We have limited potential for significant sales prior to receiving the necessary regulatory approvals to commercialize our projects from the European regulatory authorities.

     As a result of our acquisition of BioNative in September 2001, we now have a licensed product, Alfanative. Alfanative is a human leukocyte derived interferon, licensed for sale in Sweden for the treatment of hairy cell leukemia and chronic myelogenous leukemia in patients who have failed recombinant therapy.

  2001 Compared to 2000

     We continue incurring significant research and development costs related to the development, scale-up and clinical trial projects associated with our interferon product. We have also realized an overall increase in our research and development costs because of our collaborative agreements with the Memorial Sloan-Kettering Cancer Center and Cancer Research Campaign Technology Ltd. These collaborations are indicative of our continued commitment to more fully develop the potential applications of our interferon product, as well as broaden the possible target indications of interferon.

     Research and development costs totaled $4,964,145 and $3,511,805 during fiscal years 2001 and 2000, respectively. The increase of approximately $1,452,000 can be attributed to the increase in research activity described above. This overall increase included increases in scientific salaries and support fees of approximately $887,300 between periods. Research related travel expenses also increased by $174,500 during the year ended June 30, 2001, when compared to the prior year. Additionally, repairs and maintenance expenses attributed to laboratory production facilities increased by $171,100, between years.

     Viragen (Europe) continues to incur licensing fees payable to Viragen, Inc. Because we do not have any sales of our Omniferon product, we are incurring the minimum amount of $166,667 per month.

     General and administrative expenses increased by $260,100 during fiscal 2001, when compared to the preceding year. During the year, legal fees increased by $190,400. The increase in legal fees was due to contract negotiations and patent review and filing activities.

     We anticipate operational losses will continue for the foreseeable future. Specifically, research and development costs will continue to increase as we continue to expand our clinical trials, along with continuing research projects to further develop applications of human leukocyte interferon. Our ability to successfully conclude the clinical trials, a prerequisite to eventual large scale commercialization of any product, is dependent upon Viragen's continued funding of operations and our ability to raise significant additional investment capital.

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

     General and administrative expenses totaled approximately $856,000 and $881,000 for fiscal 2000 and 1999, respectively. There were no significant changes in the cost components of general and administrative expenses between the periods.

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

     During fiscal 2000, we spent approximately $30,000 on Year 2000 computer related projects. During that period and subsequent to our fiscal 2000 year end, we did not experience any significant Year 2000 related disruptions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  Interest Rate Risk

     The fair value of long-term interest rate debt is subject to interest rate risk. As we had a minimal amount of long-term debt at June 30, 2001, a change in interest rates would not have a material impact on our future operating results or cash flows.

  Foreign Currency Exchange Risk

     We believe our foreign currency risk is not material. At the present time, we do not have sales revenues or related receivables. Also, we do not purchase foreign currencies on a regular basis. Transfers of funds to our foreign subsidiary in Scotland are infrequent and are transferred at the then current exchange rate.

     We were not impacted by the European Union's adoption of the "Euro" currency. Our foreign operations to date have been located in Scotland, and the United Kingdom which are not participating in the adoption of the Euro. The United Kingdom does not have a scheduled date for the eventual adoption of the Euro.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                              SERVED AS
                                                                            OFFICER AND/OR
                                                                               DIRECTOR
NAME                               AGE   POSITION WITH THE COMPANY              SINCE
----                               ---   -------------------------          --------------
Gerald Smith.....................  70    Chairman of the board                   1995
                                         President                               1995
                                         Director                                1995
Dennis W. Healey.................  53    Executive vice president,               1996
                                         Chief financial officer                 1996
                                         Treasurer, secretary and                1996
                                         director
Dr. Magnus Nicolson..............  41    Chief operating officer                 1999
                                         Director                                1997
Carl N. Singer...................  85    Director                                2000
Peter Cooper Ph.D................  57    Director                                2000
Peng Lee Yap, Ph.D...............  52    Director                                2000
William H. Stimson, Ph.D.........  56    Director                                2000
Melvin Rothberg..................  54    Director                                2000

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

     Peter Cooper, Ph.D. was appointed to the board of directors February 2000. Dr. Cooper is the former Director of Regulatory Affairs for Schering-Plough Ltd. and also served as the Director of European Regulatory Affairs for Amgen, Ltd. and the Director of International Regulatory Affairs for Medeva, PLC. Dr. Cooper was a Member of the Education Committee of the British Institute of Regulatory Affairs and a Member of the Industrial Pharmacists Group Committee of the Royal Pharmaceutical Society of Great Britain. In addition to his extensive experience in international regulatory affairs, Dr. Cooper played an active part in the development and commercialization of more than 60 drug products including recombinant alpha interferon and a hepatitis B vaccine. Dr. Cooper also serves as a consultant to Viragen (Scotland).

     Peng Lee Yap, Ph.D. was appointed to the board of directors in February 2000. Dr. Yap is an internationally renowned expert in the use and safety of human blood-derived products. Dr. Yap serves as the Senior Clinician for the Scottish National Blood Transfusion Service. Dr. Yap is also an internationally recognized expert on the hepatitis C virus (HCV) and a nationally recognized expert in the United Kingdom on various transfusion transmitted viruses. Dr. Yap is the author of over 200 scientific publications including many key publications related to HCV and IV IgG and is the holder of two patents in relation to the diagnosis of HCV. Dr. Yap has served as the Joint Head of Scottish National Blood Transfusion Service/University of Edinburgh Molecular Virology Laboratory, Member of the External Advisory Panel of the United Kingdom Regulatory Authority, Expert Advisor to the European Commission on Blood Donor Testing and has been engaged as an external consultant and medical adviser to several multinational corporations. Dr. Yap also serves as a consultant to Viragen (Scotland) and chief medical director of Viragen.

     William H. Stimson, Ph.D. was appointed to the board of directors in February 2000. Dr. Stimson is an internationally recognized expert in the field of molecular recognition of antibodies. Dr. Stimson was the Head of the Immunology Department and holds the Chair of Immunology at the University of Strathclyde, Scotland. Dr. Stimson has published over 180 scientific papers and has been issued eight patents. In addition to his university duties, Dr. Stimson serves on the Advisory Management Committee of the Scottish Antibody Production Unit and the Editorial Boards of several important medical and scientific publications. Dr. Stimson has been intimately involved in the formation of several university spinout companies and has served as a consultant to many multinational pharmaceutical companies. Dr. Stimson also serves as a consultant to Viragen (Scotland).

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

     As the operations of Viragen (Europe) and its parent, Viragen, remain parallel at this time, Viragen's executive committee, audit and finance committee and compensation committee, while operating on behalf of Viragen, provide a comparable function for Viragen (Europe). Viragen's executive committee consists of Messrs. Carl N. Singer (chairperson) and Gerald Smith. The audit and finance committee consists of Messrs. Charles J. Simons (chairperson), Peter D. Fischbein and Robert C. Salisbury. The compensation committee consist of Messrs. Charles J. Simons (chairperson), Carl N. Singer and Robert C. Salisbury.

ITEM 11.  EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

     The following table sets forth information concerning the compensation and employment agreements of the chief executive officers and the four most highly compensated executive officers at June 30, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION
                                                                                -------------------------------------
                                                                                        AWARDS              PAYOUTS
                                                                                -----------------------   -----------
                                               ANNUAL COMPENSATION                           SECURITIES
                                    -----------------------------------------   RESTRICTED   UNDERLYING
                                                               OTHER ANNUAL       STOCK       OPTIONS/       LTIP
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)    BONUS($)    COMPENSATION($)    AWARDS($)     SARS(#)     PAYOUTS($)
---------------------------  ----   ----------   ---------   ----------------   ----------   ----------   -----------
Gerald Smith..............   2001    $ 82,000       $--            $--             $--          --            $--
  Chairman of the            2000      82,000        --             --              --          --             --
  Board, CEO and             1999      82,000        --             --              --          --             --
  President
Dennis W. Healey..........   2001      57,000        --             --              --          --             --
  Exec. V.P.,                2000      57,000        --             --              --          --             --
  Treasurer, CFO             1999      57,000        --             --              --          --             --
  and Director
D. Magnus Nicolson........   2001     170,000        --             --              --          --             --
  COO and Director           2000     170,000        --             --              --          --             --
                             1999     115,000        --             --              --          --             --


                                ALL OTHER
NAME AND PRINCIPAL POSITION  COMPENSATION($)
---------------------------  ----------------
Gerald Smith..............         $--
  Chairman of the                   --
  Board, CEO and                    --
  President
Dennis W. Healey..........          --
  Exec. V.P.,                       --
  Treasurer, CFO                    --
  and Director
D. Magnus Nicolson........          --
  COO and Director                  --
                                    --

  Employment Agreements

     Gerald Smith became the chairman of the board, chief executive officer, president and a director of Viragen (Europe) on December 8, 1995. Mr. Smith entered into a two-year employment agreement on March 1, 1997, providing for an annual salary of $10,000 and $20,000 for the first and second years, respectively. This agreement was amended on July 3, 1997, providing for an annual salary of $72,000 for the year ended June 30, 1999 and $82,000 for the period from July 1, 1999 through February 28, 1999. On March 1, 1999, upon the expiration of Mr. Smith's employment agreements with Viragen and Viragen (Europe), Mr. Smith entered into a single two year employment agreement with Viragen. This agreement provided for an annual salary of $282,000. Of this amount, $82,000 were allocated to Viragen (Europe). On March 1, 2001, Mr. Smith renewed his employment agreement with Viragen for an additional two years. The new agreement provides for an annual salary of $325,000, of which $82,000 continues to be allocated to Viragen (Europe). Mr. Smith's employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen's stock at the date of the transaction. All other terms are similar to his previous agreements.

     Dennis W. Healey serves as executive vice president, chief financial officer, secretary and a director. On March 1, 1997, Mr. Healey entered into a revised employment agreement to run concurrent with Mr. Smith's, superceding all previous agreements. This agreement, as amended on July 3, 1997 provided for a salary of $31,700 for the four month period ending June 30, 1997, $52,000 per annum for the year ended June 30, 1999 and $57,000 per annum for the eight month period ending February 28, 1999. On March 1, 1999 upon the expiration of Mr. Healey's employment agreements with Viragen and Viragen (Europe), Mr. Healey entered into a single two year employment agreement with Viragen. This agreement provided for an annual salary of $252,000. Of this amount, $57,000 were allocated to Viragen (Europe). On March 1, 2001, Mr. Healey renewed his employment agreement with Viragen for an additional two years. The new agreement provides for the same salary of $252,000, of which $57,000 continues to be allocated to Viragen (Europe). Mr. Healey's employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen's stock at the date of the transaction. All other terms are similar to his previous agreements.

     Dr. D. Magnus Nicolson serves as the managing director of Viragen (Scotland) Ltd. On August 6, 1999, Dr. Nicolson was appointed chief operating officer of Viragen (Europe). On April 6, 1996 Dr. Nicolson entered into a two-year employment agreement. This agreement provided for a salary of $74,250 per annum prorated over the first six month period of the agreement and an annualized increase of $8,250 to be prorated during each of the three following six month periods. In addition, Dr. Nicolson received an option to acquire 50,000 shares of common stock of Viragen (Europe) at $7.00 per share. On September 4, 1997, Dr. Nicolson's employment agreement was amended and extended through March 31, 2000, providing for an annual salary of $107,000 and $115,000 for the first and second years, respectively. This agreement also provided for options to acquire 75,000 shares of common stock exercisable at $5.72 per share and reimbursement of automobile and related expenses. On July 1, 1999, Dr. Nicolson entered into a two year employment agreement with Viragen. This agreement superceded all previous agreements. The agreement provided for:

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

     On July 1, 2001, Dr. Nicolson renewed his two year employment agreement with Viragen. Under the new agreement, Dr. Nicolson is to receive an annual salary of $172,500. He also received options to purchase 50,000 shares of Viragen (Europe) Ltd. common stock at $0.85 per share. The options vest one-half on the date of grant and one-half on the first year anniversary. The options are exercisable over five years from the vest dates. All other terms are similar to his previous agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2001 to each person named in the Summary Compensation Table.

                                                                                                 POTENTIAL
                                                                                               REALIZED VALUE
                                                                                                 AT ASSUMED
                                                        INDIVIDUAL GRANTS                       ANNUAL RATES
                                      ------------------------------------------------------   OF STOCK PRICE
                                       NUMBER OF      % OF TOTAL                                APPRECIATION
                                       SECURITIES    OPTIONS/SARS                                FOR OPTION
                                       UNDERLYING     GRANTED TO    EXERCISE OR                     TERM
                                      OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION   --------------
NAME                                   GRANTED(#)    FISCAL YEAR      ($/SH)         DATE       5%       10%
----                                  ------------   ------------   -----------   ----------   ----      ----
Gerald Smith........................      --             --             $--          --        --        --
Dennis W. Healey....................      --             --              --          --        --        --
D. Magnus Nicolson..................      --             --              --          --        --        --

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2001 by each person named in the summary compensation table and the unexercised options held as of the end of the 2001 fiscal year.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED             IN-THE-MONEY
                                SHARES                       OPTIONS AT FY END(#)          OPTIONS AT FY END($)
                              ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                          EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   -----------   -----------   -------------   -----------   -------------
Gerald Smith................      --            $--              --          --             $--            $--
Dennis W. Healey............      --             --              --          --              --             --
D. Magnus Nicolson..........      --             --         100,000          --              --             --

1997 STOCK OPTION PLAN

     On February 27, 1997, the board of directors adopted the 1997 Stock Option Plan. The plan made available 600,000 common stock purchase options for our employees, officers, directors and consultants.

     Options issued under the plan may qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended.

     As of September 28, 2001 we have issued                options under the
1997 Stock Option Plan.

ADDITIONAL STOCK OPTIONS

     No additional options were granted to officers or directors during fiscal 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding Viragen (Europe)'s common stock beneficially owned at September 28, 2001 by:

        - each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen (Europe)'s common stock,

        - each of Viragen (Europe)'s directors, and

        - all officers and directors as a group.

     A person is considered a beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days. At September 28, 2001, there were 37,692,170 shares of common stock outstanding.

                                                                                    COMMON SHARES
                                                                                 BENEFICIALLY OWNED
                                                                             ---------------------------
                                             BENEFICIAL                                     ACQUIRABLE
         NAME OF BENEFICIAL OWNER            OWNERSHIP    PERCENT OF CLASS   CURRENTLY    WITHIN 60 DAYS
         ------------------------            ----------   ----------------   ----------   --------------
Viragen, Inc...............................  32,640,721         86.6%        32,640,721           --
Gerald Smith...............................     100,000          0.3            100,000           --
Dennis W. Healey...........................     100,000          0.3            100,000           --
D. Magnus Nicolson.........................     150,000          0.4                 --      125,000
Carl N. Singer.............................          --           --                 --           --
Peter Cooper...............................      22,500          0.1                 --       22,500
Peng Lee Yap...............................      22,500          0.1                 --       22,500
William H. Stimson.........................      22,500          0.1                 --       22,500
Melvin Rothberg............................      35,000          0.1                 --       12,000
Officers and Directors (as a group of 8
  persons).................................     452,500          2.3            200,000      204,500

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

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

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

     During November 1998, Viragen and Viragen (Scotland) modified the license agreement. Under the modified terms, the minimum $2 million annual licensing fee is payable monthly at the rate of $167,000 per month. Viragen has deferred the cash payment of the fee until we have the necessary cash flow to meet this payment. At June 29, 2001, we had accrued approximately $5.3 million in licensing fees payable to Viragen. However, in order to improve our capitalization, and prior to entering into a letter of intent for the purchase of BioNative AB, we settled this balance. On June 29, 2001, we issued to Viragen 6,274,510 common shares, at $0.85 per share.

     During fiscal years 2001, 2000 and 1999, Viragen contributed intercompany balances of $7,415,000, $4,785,000 and $5,828,000, respectively, to capital.

     Mr. Gerald Smith, president and chairman of Viragen (Europe), is also the chairman and president of Viragen, our majority stockholder. Mr. Dennis W. Healey, executive vice president, chief financial officer, treasurer, secretary and a director also serves in the same capacities for Viragen. Dr. D. Magnus Nicolson assumed the position of chief operating officer on July 1, 1999, is a director and also serves as managing director of Viragen (Scotland). On July 1, 1999, Dr. Nicolson also assumed the position of chief operating officer of Viragen. Mr. Carl N. Singer is a director of both Viragen and Viragen (Europe). Mr. Melvin Rothberg is also an executive vice president of Viragen. Viragen currently owns 32,640,721 shares of common stock, representing 86.6% of our outstanding capital stock interest on September 28, 2001.

     Drs. Cooper, Yap and Stimson, directors of Viragen (Europe), also serve from time-to-time as compensated consultants.

     Dr. Yap also serves as chief medical director of Viragen.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of documents filed as part of this report.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 1.        --  All financial statements -- See Index to Consolidated
               Financial Statements.
 2.        --  Financial statements schedules -- See Index to Consolidated
               Financial Statements.
 3.        --  Exhibits.
 3.1       --  Certificate of Incorporation dated November 4, 1985
               (incorporated by reference to the Company's initial
               Registration Statement, File No. 33-1952-NY).
 3.2       --  Amended Certificate of Incorporation dated April 14, 1987
               (incorporated by reference to the Company's Registration
               Statement, File No. 33-1952-NY).
 3.3       --  Amended Certificate of Incorporation dated October 9, 1987
               (incorporated by reference to the Company's Annual Report on
               Form 10-KSB for the fiscal year ended June 30, 1994 ("1994
               10-KSB").
 3.4       --  Amended Certificate of Incorporation dated November 18, 1987
               (incorporated by reference to the 1994 10-KSB).
 3.5       --  Amended Certificate of Incorporation dated December 9, 1987
               (incorporated by reference to the 1994 10-KSB).
 3.6       --  Amended Certificate of Incorporation dated December 18, 1987
               (incorporated by reference to Post-Effective Amendment No. 3 to the Company's Registration Statement filed May 2, 1989
               ("Post-Effective Amendment No. 3").
 3.7       --  Amended Certificate of Incorporation dated January 17, 1989
               (incorporated by reference to the 1994 10-KSB).
 3.8       --  Amended Certificate of Incorporation dated June 9, 1989
               (incorporated by reference to the Company's Annual Report on
               Form 10-KSB for the fiscal year ended June 30, 1993 ("1993
               10-KSB").
 3.9       --  Amended Certificate of Incorporation dated August 12, 1993
               (incorporated by reference to the 1993 10-KSB).
 3.10      --  Certificate of Amendment of Certificate of Incorporation
               dated August 28, 2001, filed on August 28, 2001.*
 4.        --  Instrument defining the rights of security holders,
               including indentures.
 4.1       --  Amended Certificate of Incorporation dated December 13, 1993
               (incorporated by reference to the 1993 10-KSB).
 4.2       --  By laws of the Company (incorporated by reference to
               Post-Effective Amendment No. 3).
 4.3       --  Form of Common Stock Certificate (incorporated by reference to Form 8-A dated June 14, 1989).
10.        --  Material Contracts.
10.1       --  License Agreement between Viragen Technology, Inc. and
               Viragen (Scotland) Ltd. dated July 12, 1995 (incorporated by reference to the 1998 10-K/A).
10.2       --  License and Manufacturing Agreement with Common Services
               Agency (incorporated by reference to Viragen, Inc.'s 1995
               Form SB-2 File No. 33-88070 (filed August 9, 1995), Part II,
               Item 27(10)(xxxvi)).
10.3       --  Indemnification Agreement between George Levin and the
               Company dated October 20, 1995 (incorporated by reference to the 1998 10-K/A).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.4       --  Addendum to Employment Agreement between the company and
               Gerald Smith dated July 3, 1997 (incorporated by reference to the 1998 10-K).
10.5       --  Addendum to the Employment Agreement between the Company and
               Dennis W. Healey dated July 3, 1997 (incorporated by
               reference to the 1998 10-K/A).
10.6       --  Amendment to the Service Agreement between the company and
               Donald Magnus Nicolson, Ph.D. dated September 5, 1997
               (incorporated by reference to the 1997 10-K).
10.7       --  Amendment to License Agreement between Viragen Technology,
               Inc. and Viragen (Scotland) Ltd. dated September 29, 1997
               (incorporated by reference to the 1998 10-K/A).
10.8       --  Cooperation and Supply Agreement between Viragen, Inc.,
               Viragen Deutschland GmbH and German Red Cross dated March
               19, 1998 (incorporated by reference to Viragen, Inc.'s
               Annual Report on Form 10-K/A for the year ended June 30,
               1999).
10.9       --  Supply and Distribution Agreement between the Company and the Adamjee Group of Companies dated November 16, 1998
               (incorporated by reference to the 1999 Form 10-K).
10.10      --  Letter of Intent between the Company and Drogsan Healthcare dated July 2, 1999 (incorporated by reference to the 1999
               Form 10-K).
10.11      --  Advisory Service Agreement between Viragen (Scotland)
               Limited and Peter Cooper Associates dated January 8, 2001.*
10.12      --  Advisory Service Agreement between Viragen (Scotland) and
               Professor William H. Stimson dated February 14, 2001.*
10.13      --  Consulting Agreement between Viragen, Inc., Viragen
               (Scotland) Limited and Peng Lee Yap, M.D. dated February 14,
               2001.*
10.14      --  Employment Agreement, Stock Option Agreement between Viragen and Gerald Smith dated March 1, 2001. (incorporated by
               reference into Viragen's annual report on Form 10-K filed
               September 28, 2001).
10.15      --  Employment Agreement, Stock Option Agreement between Viragen and Dennis W. Healey dated March 1, 2001. (incorporated by reference into Viragen's annual report on Form 10-K filed
               September 28, 2001).
10.16      --  Employment Agreement between Viragen (Scotland) Limited and
               Dr. Donald Magnus Nicolson dated July 1, 2001.*
10.17      --  Agreement for the Acquisition of BioNative AB between Hoken
               Borg and others, Viragen (Europe) Limited and Viragen, Inc.
               dated September 28, 2001.*
21.        --  Subsidiaries of the registrant*.
23.        --  Consent of Independent Certified Public Accountants*.

---------------

* Filed herewith

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

Dated: September 28, 2001

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

                    SIGNATURE                                    TITLE                       DATE
                    ---------                                    -----                       ----


                 /s/ GERALD SMITH                    Chairman of the Board of         September 28, 2001
 ------------------------------------------------      Directors, President and
                   Gerald Smith                        Principal Executive Officer


               /s/ DENNIS W. HEALEY                  Executive Vice President,        September 28, 2001
 ------------------------------------------------      Treasurer, Principal
                 Dennis W. Healey                      Financial Officer, Principal
                                                       Accounting Officer and
                                                       Director


          /s/ D. MAGNUS NICOLSON, PH.D.              Chief Operating Officer and      September 28, 2001
 ------------------------------------------------      Director
            D. Magnus Nicolson, Ph.D.


                /s/ CARL N. SINGER                   Director                         September 28, 2001
 ------------------------------------------------
                  Carl N. Singer


             /s/ PETER COOPER, PH.D.                 Director                         September 28, 2001
 ------------------------------------------------
               Peter Cooper, Ph.D.


             /s/ PENG LEE YAP, PH.D.                 Director                         September 28, 2001
 ------------------------------------------------
               Peng Lee Yap, Ph.D.


          /s/ WILLIAM H. STIMSON, PH.D.              Director                         September 28, 2001
 ------------------------------------------------
            William H. Stimson, Ph.D.


               /s/ MELVIN ROTHBERG                   Director                         September 28, 2001
 ------------------------------------------------
                 Melvin Rothberg

                              FORM 10-K -- ITEM 8

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen (Europe) Ltd. and subsidiaries are included:


Report of Independent Certified Public Accountants..........  F-2
Consolidated balance sheets -- June 30, 2001 and 2000.......  F-3
Consolidated statements of operations -- Years ended June
  30, 2001, 2000 and 1999...................................  F-4
Consolidated statements of stockholders' equity -- Years
  ended June 30, 2001, 2000 and 1999........................  F-5
Consolidated statements of cash flows -- Years ended June
  30, 2001, 2000 and 1999...................................  F-6
Notes to consolidated financial statements..................  F-7

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Viragen (Europe) Ltd.

     We have audited the accompanying consolidated balance sheets of Viragen (Europe) Ltd. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen (Europe) Ltd. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Miami, Florida
August 17, 2001, except for Note I,
as to which the date is September 28, 2001

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current Assets
  Cash and cash equivalents.................................  $  2,266,168   $  4,945,063
  Prepaid expenses..........................................        93,060        111,751
  Other current assets......................................       223,451        144,961
                                                              ------------   ------------
          Total current assets..............................     2,582,679      5,201,775
Property, Plant and Equipment
  Leasehold improvements....................................     1,961,446      1,898,470
  Equipment and furniture...................................     3,219,188      2,930,019
  Construction in progress..................................            --         59,026
                                                              ------------   ------------
                                                                 5,180,634      4,887,515
  Less accumulated depreciation and amortization............    (1,263,526)      (896,417)
                                                              ------------   ------------
                                                                 3,917,108      3,991,098
  Other Assets..............................................        20,154             --
                                                              ------------   ------------
                                                              $  6,519,941   $  9,192,873
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $  1,129,037   $    545,626
  Accrued expenses and other liabilities....................       287,007        292,096
  Current portion of long-term debt.........................        11,813          9,494
                                                              ------------   ------------
          Total current liabilities.........................     1,427,857        847,216
Licensing fee payable.......................................            --      3,333,333
Long-term debt, less current portion........................        25,488             --
Advances from parent........................................            --      4,392,359
Commitments and Contingencies
Stockholders' Equity
  Common stock, $.01 par value. Authorized 90,000,000 and
     20,000,000 shares at June 30, 2001 and 2000,
     respectively; issued and outstanding 34,758,980 and
     19,662,100 shares at June 30, 2001 and 2000,
     respectively...........................................       347,590        196,621
  Additional paid-in capital................................    30,534,380     17,934,349
  Accumulated deficit.......................................   (25,195,066)   (17,279,792)
  Other comprehensive loss..................................      (620,308)      (231,213)
                                                              ------------   ------------
          Total stockholders' equity........................     5,066,596        619,965
                                                              ------------   ------------
                                                              $  6,519,941   $  9,192,873
                                                              ============   ============

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             2001          2000          1999
                                                          -----------   -----------   -----------
Income
  Interest and other income.............................  $   167,223   $    16,752   $    49,762
                                                          -----------   -----------   -----------
                                                              167,223        16,752        49,762
Costs and Expenses
  Research and development costs........................    4,964,145     3,511,805     2,742,154
  Licensing fee.........................................    2,000,000     2,000,000     1,333,333
  General and administrative expenses...................    1,115,800       855,729       880,762
  Interest expense......................................        2,552        22,491        23,966
                                                          -----------   -----------   -----------
                                                            8,082,497     6,390,025     4,980,215
                                                          -----------   -----------   -----------
NET LOSS................................................  $(7,915,274)  $(6,373,273)  $(4,930,453)
                                                          ===========   ===========   ===========
BASIC AND DILUTED LOSS PER COMMON SHARE.................  $     (0.33)  $     (0.37)  $     (0.46)
                                                          ===========   ===========   ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES........   23,715,565    17,046,066    10,607,393
                                                          ===========   ===========   ===========

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           OTHER
                                                          ADDITIONAL                   COMPREHENSIVE
                                                COMMON      PAID-IN     ACCUMULATED       (LOSS)
                                                STOCK       CAPITAL       DEFICIT         INCOME
                                               --------   -----------   ------------   -------------
Balance at July 1, 1998......................  $ 71,160   $ 7,441,447   $ (5,976,066)    $ 287,081
Capital contribution by Viragen, Inc.........    40,112     3,469,590             --            --
Capital contribution by Viragen, Inc.........    12,164       443,974             --            --
Capital contribution by Viragen, Inc.........    37,236     1,824,584             --            --
Foreign currency translation adjustment......        --            --             --      (240,329)
Net loss.....................................        --            --     (4,930,453)           --
                                               --------   -----------   ------------     ---------
Balance at June 30, 1999.....................   160,672    13,179,595    (10,906,519)       46,752
Capital contribution by Viragen, Inc.........    11,586     1,147,009             --            --
Capital contribution by Viragen, Inc.........    15,795     2,353,545             --            --
Capital contribution by Viragen, Inc.........     8,552     1,248,580             --            --
Exercise of common stock options.............        16         1,328             --            --
Compensation expense on common stock
  options....................................        --         4,292             --            --
Foreign currency translation adjustment......        --            --             --      (277,965)
Net loss.....................................        --            --     (6,373,273)           --
                                               --------   -----------   ------------     ---------
Balance at June 30, 2000.....................   196,621    17,934,349    (17,279,792)     (231,213)
Capital contribution by Viragen, Inc.........    49,243     4,431,877             --            --
Capital contribution by Viragen, Inc.........    13,182       728,318             --            --
Capital contribution by Viragen, Inc.........    25,793     2,166,561             --            --
Settlement of licensing fee payable with
  common stock...............................    62,745     5,270,588             --            --
Exercise of common stock options.............         6           498             --            --
Compensation expense on common stock
  options....................................        --         2,189             --            --
Foreign currency translation adjustment......        --            --             --      (389,095)
Net loss.....................................        --            --     (7,915,274)           --
                                               --------   -----------   ------------     ---------
Balance at June 30, 2001.....................  $347,590   $30,534,380   $(25,195,066)    $(620,308)
                                               ========   ===========   ============     =========

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------
                                                             2001          2000          1999
                                                          -----------   -----------   -----------
Net loss................................................  $(7,915,274)  $(6,373,273)  $(4,930,453)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.........................      445,986       373,331       336,135
  Compensation expense on common stock options..........        2,189         4,292            --
  Loss on sale of property, plant and equipment.........        8,744            --            --
Increase (decrease) relating to operating activities
  from:
  Prepaid expenses......................................       18,691        24,088       (81,409)
  Other current assets..................................      (78,490)      (24,340)      137,230
  Other assets..........................................      (20,154)           --            --
  Accounts payable......................................      583,411      (181,736)      169,149
  Accrued expenses and other liabilities................       (5,089)       63,548        34,450
  Licensing fee payable.................................    2,000,000     2,000,000     1,333,333
                                                          -----------   -----------   -----------
          Net cash used in operating activities.........   (4,959,986)   (4,114,090)   (3,001,565)
Investing Activities:
  Additions to property, plant and equipment, net.......     (350,874)     (225,947)     (389,766)
                                                          -----------   -----------   -----------
          Net cash used in investing activities.........     (350,874)     (225,947)     (389,766)
Financing Activities:
  Proceeds from exercise of common stock options........          504         1,344            --
  Payments on long-term debt............................      (15,873)     (133,163)      (14,440)
  Advances from parent..................................    2,750,951     9,567,745     3,122,910
                                                          -----------   -----------   -----------
          Net cash provided by financing activities.....    2,735,582     9,435,926     3,108,470
Effect of exchange rate fluctuations on cash............     (103,617)     (275,161)     (248,943)
                                                          -----------   -----------   -----------
(Decrease) increase in cash and cash equivalents........   (2,678,895)    4,820,728      (531,804)
Cash and cash equivalents at beginning of period........    4,945,063       124,335       656,139
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of period..............  $ 2,266,168   $ 4,945,063   $   124,335
                                                          ===========   ===========   ===========
Supplemental Cash Flow Information:
  Interest paid.........................................  $     2,552   $     9,548   $    14,473
  Income taxes paid.....................................           --            --            --

     During the years ended June 30, 2001, 2000 and 1999, Viragen (Europe) had the following non-cash investing and financing activities:

                                                             YEAR ENDED JUNE 30,
                                                     ------------------------------------
                                                        2001         2000         1999
                                                     ----------   ----------   ----------
Contribution to capital of intercompany balances by
  Viragen, Inc.....................................  $7,414,974   $4,785,067   $5,827,660
Settlement of licensing fee payable with common
  stock............................................   5,333,333           --           --
Plant equipment acquired from Viragen, Inc.........     271,664           --           --
Purchase of assets with notes payable..............      78,953           --           --
Settlement of note payable upon trade-in of
  asset............................................     (33,916)          --           --

  See notes to consolidated financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Basis of Presentation: Viragen (Europe) Ltd. and its subsidiaries are engaged in the research, development and manufacture of certain immunological products for commercial application. The consolidated financial statements include the parent company and all subsidiaries, including those operating outside the U.S. All significant transactions between our businesses have been eliminated. We made certain reclassifications to the 2000 and 1999 financial statements to conform to the 2001 presentation. Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc.

     On September 28, 2001, subsequent to fiscal 2001, Viragen and Viragen (Europe) executed an agreement for the purchase of BioNative AB, a privately-held Swedish corporation, engaged in the development, manufacture and distribution of human leukocyte derived interferon.

     In preparing the financial statements, management must use some estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results including, but not limited to, changes in the health care environment, competition, foreign exchange and legislation.

     During 2001, 2000 and 1999, Viragen (Europe) incurred significant losses of approximately $7,915,000, $6,373,000 and $4,930,000, respectively. Management anticipates additional future losses as it conducts its research activities and clinical trials. Accordingly, Viragen has agreed to provide Viragen (Europe) the working capital necessary to fund operations through June 30, 2002. Advances from parent were contributed to capital during fiscal years 2001, 2000 and 1999. Viragen has also agreed to defer the cash payment of $166,667 minimum monthly payments due under the licensing agreement that began November 1, 1998, until Viragen (Europe) is able to fund this obligation.

     Cash and Cash Equivalents: Cash equivalents include demand deposits, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

     Financial Instruments: The carrying amount of financial instruments, including cash and cash equivalents, accounts payable debt, and accrued expenses approximate fair value as of June 30, 2001, due to their short-term nature.

     Other Current Assets: Other current assets consisted of the following at June 30, 2001 and 2000:

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
VAT tax refund receivable...................................  $222,965   $143,104
Other current assets........................................       486      1,857
                                                              --------   --------
                                                              $223,451   $144,961
                                                              ========   ========

     Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation and amortization was computed by using the straight-line method over the estimated useful life of the assets for financial reporting purposes and using accelerated methods for income tax purposes. The estimated useful lives used for financial reporting purposes are:

Leasehold improvements.....................................    Shorter of
                                                               lease term
                                                              or 25 years
Equipment and furniture....................................       5 -- 10
                                                                    years

     Management believes no impairment indicators exist at June 30, 2001, as defined by SFAS 121 -- "Accounting for the Impairment of Long-Lived Assets."

     Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2001 and 2000:

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Accrued salaries............................................  $ 34,620   $ 31,451
Accrued accounting fees.....................................     6,700     45,020
Accrued legal fees..........................................    13,733      3,798
Other accrued expenses......................................   231,954    211,827
                                                              --------   --------
                                                              $287,007   $292,096
                                                              ========   ========

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

     Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS 128 -- "Earnings per Common Share." The effect of warrants and options, totaling 307,300, are antidilutive. As a result, diluted loss per share data does not include the assumed conversion of these instruments and has been presented jointly with basic loss per share.

     Comprehensive Loss: SFAS No. 130 -- "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in financial statements. The only components of comprehensive loss are Viragen (Europe)'s net loss and foreign currency translation. Viragen (Europe)'s comprehensive loss for fiscal years 2001, 2000 and 1999 totaled $8,304,369, $6,651,238 and $5,170,782, respectively.

     Recent Pronouncements: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 -- "Business Combinations" and SFAS No.
142 -- "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. It also changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 changes the method of accounting for goodwill and indefinite lived intangible assets. The requirements of both SFAS Nos. 141 and 142 are effective for transactions occurring after June 30, 2001.

     Management believes that the impact of SFAS 141 and SFAS 142 will not be significant to Viragen (Europe).

NOTE B.  CAPITAL STOCK

 Common Stock

     During fiscal 1999, Viragen, Inc. contributed to capital a total of $5,827,659 in intercompany balances. The capital contributions occurred on December 31, 1998, February 28, 1999 and March 17, 1999, at stock prices ranging between $0.38 and $0.88 per common share. Viragen received 8,951,094 common shares, as a result of the capital contributions. Accordingly, Viragen's ownership interest increased from 70% on June 30, 1998 to 87% by June 30, 1999.

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

     During fiscal 2001, Viragen continued contributing its intercompany balances with Viragen (Europe) to capital. An additional $7,414,974 was contributed, during fiscal 2001, at stock prices ranging between $0.56 and $0.91 per common share. Viragen received 8,821,770 common shares for its capital contributions.

     On June 29, 2001, in order to improve Viragen (Europe)'s capitalization, the audit and finance committee approved a resolution to increase the number of authorized common shares to 90 million. Also, the committee approved the settlement of $5,333,333 in licensing fees payable to Viragen with common stock. On that date, Viragen (Europe) issued to Viragen 6,274,510 common shares. On June 29, 2001, the closing price of our common stock was $0.85 per share, as quoted on the over-the-counter bulletin board.

     On June 30, 2001, Viragen's ownership interest in Viragen (Europe) is 94%.

 Options

     Viragen (Europe)'s 1997 Incentive Stock Option Plan has authorized the grant of options to management personnel, directors, employees, or consultants for up to 600,000 shares of our common stock, of which 315,500 remain available at June 30, 2001.

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

     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Viragen (Europe) had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rate of 5.69% for 2000; volatility factor of the expected market price of our common stock of 1.250 for 2000; and a weighted-average expected life of the option of 3 years. The weighted average fair value of the options granted in fiscal 2000 was $0.68 per share.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Viragen (Europe)'s pro forma information follows:

                                                     2001          2000          1999
                                                  -----------   -----------   -----------
Pro forma net loss..............................  $(7,939,219)  $(6,498,154)  $(5,005,947)
Pro forma loss per share........................        (0.33)        (0.38)        (0.47)

     A summary of our stock option and warrant activity and related information for the years ended June 30, follows:

                                                                           OPTIONS
                                           NUMBER OF       WEIGHTED          AND          WEIGHTED
                                          OPTIONS AND      AVERAGE        WARRANTS        AVERAGE
                                           WARRANTS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                          -----------   --------------   -----------   --------------
Outstanding at July 1, 1998.............    125,000         $6.23           50,000         $7.00
  Granted...............................         --            --
  Exercised.............................         --            --
  Cancelled/Expired.....................         --            --
                                            -------
Outstanding at June 30, 1999............    125,000          6.23           87,500          6.45
  Granted...............................    216,500          0.95
  Exercised.............................     (1,600)         0.84
  Cancelled/Expired.....................     (2,000)         0.84
                                            -------
Outstanding at June 30, 2000............    337,900          2.90          246,000          3.68
  Granted...............................         --            --
  Exercised.............................       (600)         0.84
  Cancelled/Expired.....................    (30,000)         5.97
                                            -------
Outstanding at June 30, 2001............    307,300         $2.61          271,500         $2.84
                                            =======

     The following table summarizes information about Viragen (Europe)'s stock options and warrants outstanding at June 30, 2001:

                                               STOCK OPTIONS AND
                                             WARRANTS OUTSTANDING                 STOCK OPTIONS AND
                                 ---------------------------------------------   WARRANTS EXERCISABLE
                                                 WEIGHTED                        --------------------
                                 NUMBER OF       AVERAGE                         NUMBER OF   WEIGHTED
                                  OPTIONS       REMAINING          WEIGHTED       OPTIONS    AVERAGE
                                    AND      CONTRACTUAL LIFE      AVERAGE          AND      EXERCISE
   RANGE OF EXERCISE PRICES      WARRANTS        (YEARS)        EXERCISE PRICE   WARRANTS     PRICE
   ------------------------      ---------   ----------------   --------------   ---------   --------
$0.84 -- $1.19.................   207,300          4.10             $0.95         171,500     $0.98
$5.72 -- $7.00.................   100,000          2.20              6.04         100,000      6.04
                                  -------                                         -------
$0.84 -- $7.00.................   307,300          3.45             $2.61         271,500     $2.84
                                  =======                                         =======

  Common Shares Reserved

     Shares of Viragen (Europe)'s common stock reserved at June 30, 2001, for possible future issuance are as follows:

Officer and director options................................  227,500
Employee options............................................   79,800
                                                              -------
                                                              307,300
                                                              =======

     These options are exercisable through November 30, 2006, with exercise prices ranging between $0.84 and $7.00 per share.

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

     Both parties modified the license, deferring the initial payment until the date when Viragen transferred the processes and technology, as defined by the license, to Viragen (Scotland). Viragen had substantially transferred the processes and technology to Viragen (Scotland) by the end of May 1997. Viragen required the initial licensing payment be made. Completion of the technology transfer occurred on November 1, 1997. At that time, Viragen was deemed to have completed the transfer of the processes and technology. The prepaid licensing fee was fully expensed on November 1, 1997. This accounting treatment is consistent with SFAS No. 2 -- "Accounting for Research and Development Costs," as we are in the process of obtaining EU regulatory approval for marketing the licensed technology. The approval process entails performing preclinical and clinical research.

     Viragen provides certain administrative services to us including management and general corporate assistance. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In our opinion, this method of allocation is reasonable. The amount of expenses allocated by Viragen totaled approximately $184,000, $174,000 and $-0- for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE D.  INCOME TAXES

     Even though Viragen, Inc.'s ownership percentage of Viragen (Europe) has exceeded 80% since December 31, 1998, Viragen (Europe) will continue filing separate income tax returns.

     Viragen (Scotland) Ltd. files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH files separate income tax returns in Germany. Net operating losses of Viragen (Scotland) totaling approximately $21,100,000 are being carried forward to future periods at June 30, 2001.

     Viragen (Europe) has net operating loss carryforwards for U.S. income tax purposes, with expiration dates, as follows:

NET OPERATING
   LOSSES        EXPIRATION
-------------    -----------
 $  467,000      2003 -- 2005
    737,000      2006 -- 2008
  1,873,000      2009 -- 2021
 ----------
 $3,077,000
 ==========

     These carryfowards include $1,200,000 whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382.

     For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Deferred Tax Assets:
  Accrued liabilities (U.S.)................................  $     7,000   $    12,000
  Net operating loss carryforwards (U.S.)...................        3,000         2,000
  Capital loss carryforwards (U.S.).........................    1,158,000     1,063,000
                                                              -----------   -----------
          Total deferred tax assets.........................    1,168,000     1,077,000
  Valuation allowance for deferred tax assets...............   (1,168,000)   (1,077,000)
                                                              -----------   -----------
                                                              $        --   $        --
                                                              ===========   ===========

     The change in the valuation allowance was a net increase of $91,000, a net increase of $84,000 and a net decrease of $171,700, for the years ended June 30, 2001, 2000 and 1999, respectively.

     For financial reporting purposes, net loss before income taxes includes the following components:

                                                            YEAR ENDED JUNE 30,
                                                  ---------------------------------------
                                                     2001          2000          1999
                                                  -----------   -----------   -----------
U.S. ...........................................  $  (242,474)  $  (223,305)  $  (328,277)
Foreign.........................................   (7,672,800)   (6,149,968)   (4,602,176)
                                                  -----------   -----------   -----------
                                                  $(7,915,274)  $(6,373,273)  $(4,930,453)
                                                  ===========   ===========   ===========

     The reconciliation of income tax computed at the U.S. federal statutory rate applied to U.S. net loss is as follows:

                                                             YEAR ENDED JUNE 30,
                                                         ----------------------------
                                                          2001       2000       1999
                                                         ------     ------     ------
Tax at U.S. statutory rate.............................  (34.00)%   (34.00)%   (34.00)%
State taxes, net of federal............................   (3.63)     (3.63)     (3.63)
Non-deductible items...................................      --         --       0.01
Change in valuation allowance..........................   37.63      37.63     (52.32)
Expiration of capital loss carryforward................      --         --      89.94
                                                         ------     ------     ------
                                                             --%        --%        --%
                                                         ======     ======     ======

NOTE E.  LONG-TERM DEBT

     Long-term debt at June 30, 2001 and 2000 is as follows:

                                                                   JUNE 30,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Note payable resulting from purchase of company assets.
  Payable monthly over 36 months, with an effective interest
  rate of 8.40%. Note matures on May 17, 2004...............  $ 37,301   $    --
Loan from Scotland Regional Development authority. Payable
  quarterly over 20 years with an effective interest rate of
  11.00%. Note matures on August 28, 2017. Note was paid in
  full on September 1, 2000.................................        --     9,494
                                                              --------   -------
                                                                37,301     9,494
Less current portion........................................   (11,813)   (9,494)
                                                              --------   -------
                                                              $ 25,488   $    --
                                                              ========   =======

     Scheduled maturities of long-term debt at June 30, 2001 are:
2002 -- $11,813; 2003 -- $12,806; and 2004 -- $12,682.

NOTE F.  COMMITMENTS

     In November 1996, Viragen (Scotland) executed a five-year lease on property located in Edinburgh, Scotland that will serve as our laboratory and production facilities. Base monthly rental on the property is approximately $10,400. In addition, we may extend the term of the lease at our option, for four five-year periods. We will be exercising our first option to extend in October 2001. This will extend our lease through October 2006.

     During the years ended June 30, 2001, 2000 and 1999, Viragen (Europe) recognized $296,000, $208,000 and $195,000, respectively, in rent expense and related charges arising from the property lease. Future minimum lease payments on the facilities are: 2002 -- $31,100. Upon extension of the lease, future minimum lease payments will be at least $125,000 per year, through October 2006. This rate may increase based on local market values at the time of renewal.

     Viragen (Europe) Ltd. has entered into employment agreements with three of its officers. These agreements represent a commitment to pay an aggregate amount of approximately $312,000 per year in salaries to these individuals.

NOTE G.  CONTINGENCIES

     In July 1994, an action was filed in the Circuit Court of Dade County, Florida against Viragen (Europe), then named Sector Associates, Ltd., alleging that Sector Associates, prior to the reverse acquisition by Viragen and Viragen (Scotland), mishandled payment of amounts due to Roy Woods, a secured creditor (Roy Woods as Trustee v. Sector Associates, Ltd.). Specifically, the suit alleged (i) that Sector Associates collected certain receivables of Drew Communications Group, Inc. in which the plaintiff held a security interest, and
(ii) that Sector Associates had a duty as a stockholder to liquidate Drew Communications Group, Inc. for the benefit of the creditors. The suit sought recovery of damages in the amount of $200,000 plus an additional unspecified monetary amount. We denied the claim and filed a counterclaim. In addition, Mr. George Levin of Miami, FL, a former principal stockholder of Sector Associates was obligated and agreed to indemnify us in this matter. He assumed responsibility for defense of this lawsuit.

     In October 2000, the two parties reached a settlement in this matter. The plaintiff received $10,000 in settlement of all claims, which were paid by Mr. Levin.

     We know of no other material litigation or claims pending, threatened or contemplated to which we are or may become a party.

NOTE H.  GEOGRAPHIC INFORMATION

     Identifiable assets in Scotland totaled approximately $4,435,000 and $9,192,000 at June 30, 2001 and 2000, respectively. Identifiable assets represent those assets used in the operations of the geographic area.

NOTE I.  SUBSEQUENT EVENTS

     On September 28, 2001, Viragen and Viragen (Europe) executed an agreement to acquire BioNative AB, a privately-held Swedish company. The letter of intent provides for the initial purchase of all of BioNative's ownership shares in exchange for approximately 3 million common shares of Viragen (Europe). Up to an additional 20.5 million common shares of Viragen (Europe) may also be issued upon BioNative meeting certain performance milestones following the closing of the transaction.

     BioNative's facilities are located in Umea, Sweden where they manufacture their human leukocyte interferon (alpha) product, Alfanative(R). Alfanative is approved in Sweden for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia, who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in:

        - the Czech Republic,

        - Indonesia,

        - Hong Kong,

        - Burma,

        - Thailand, and

        - as purified bulk in Egypt.

     BioNative is also conducting European Phase III clinical trials with Alfanative in the treatment of malignant melanoma.

NOTE J.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following summarizes certain quarterly operating data:

                                            SEPTEMBER 30   DECEMBER 31    MARCH 31       JUNE 30
                                            ------------   -----------   -----------   -----------
FISCAL 2000
Revenues..................................  $       416    $        41   $         2   $    16,293
Net loss..................................  $(1,419,451)   $(1,416,554)  $(2,020,223)  $(1,516,955)
Loss per share
  Basic and diluted.......................  $     (0.09)   $     (0.09)  $     (0.12)  $     (0.07)

FISCAL 2001
Revenues..................................  $    64,017    $    53,198   $    28,683   $    21,325
Net loss..................................  $(1,506,182)   $(1,803,570)  $(2,048,304)  $(2,557,218)
Loss per share
  Basic and diluted.......................  $     (0.08)   $     (0.07)  $     (0.08)  $     (0.10)