Form 10-Q
period 2001-09-30
VIRAGEN EUROPE LTD
filed 2001-11-19
CIK 785081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

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

Yes  [X]        No  [ ]

As of November 12, 2001, there were 37,692,170 shares of the issuer's common stock outstanding, par value $0.01.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three-month periods ended September 30, 2001 and 2000 include the accounts of Viragen (Europe) Ltd. and subsidiaries.

Item 1.  Financial Statements

         1) Consolidated condensed statements of operations for the three months ended September 30, 2001 and 2000

         2) Consolidated condensed balance sheets as of September 30, 2001 and June 30, 2001

         3) Consolidated condensed statements of cash flows for the three months ended September 30, 2001 and 2000

         4) Notes to consolidated condensed financial statements as of September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                       --------------------------------------------
                                                                              2001                       2000
                                                                       --------------------------------------------
Income
     Interest and other income                                         $          27,140          $          64,017
                                                                       -----------------          -----------------
                                                                                  27,140                     64,017

Costs and Expenses

     Research and development costs                                              918,004                    856,599
     Licensing fee                                                               500,000                    500,000
     General and administrative expenses                                         294,193                    213,600
     Interest expense                                                                751                         --
                                                                       -----------------          -----------------
                                                                               1,712,948                  1,570,199
                                                                       -----------------          -----------------
     Loss before income taxes                                                 (1,685,808)                (1,506,182)
     Income tax benefit                                                           73,314                         --
                                                                       -----------------          -----------------
NET LOSS                                                               $      (1,612,494)         $      (1,506,182)
                                                                       =================          =================

BASIC AND DILUTED LOSS PER COMMON SHARE
                                                                       $           (0.05)         $           (0.08)
                                                                       =================          =================

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
                                                                              34,854,628                 19,715,625
                                                                       =================          =================

 See notes to consolidated condensed financial statements which are an integral part of these statements

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    SEPTEMBER 30,                JUNE 30,
                                                                        2001                       2001
                                                               -----------------------    -----------------------
                                                                    (Unaudited)
                                     ASSETS
Current Assets
     Cash and cash equivalents                                  $          2,525,762       $          2,266,168
     Accounts receivable                                                     291,483                         --
     Inventories                                                           1,034,072                         --
     Prepaid expenses and other current assets                               322,648                    316,511
                                                               -----------------------    -----------------------
         Total current assets                                              4,173,965                  2,582,679
Property, Plant and Equipment
     Land, building and improvements                                       2,689,934                  1,961,446
     Equipment and furniture                                               3,607,249                  3,219,188
     Construction in progress                                                200,828                         --
                                                               -----------------------    -----------------------
                                                                           6,498,011                  5,180,634
     Less accumulated depreciation                                        (1,435,649)                (1,263,526)
                                                               -----------------------    -----------------------
                                                                           5,062,362                  3,917,108
Intangible Assets                                                          1,965,730                         --
Other Assets                                                                      --                     20,154
                                                               -----------------------    -----------------------
                                                                $         11,202,057       $          6,519,941
                                                               =======================    =======================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                       $         1,399,873       $         1,416,044
     Current portion of long-term debt                                       890,678                    11,813
                                                                ----------------------    -----------------------
         Total current liabilities                                         2,290,551                 1,427,857
Licensing fee payable                                                        500,000                        --
Long-term debt, less current portion                                         963,808                    25,488
Advances from parent                                                       1,683,393                        --

Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value. Authorized 90,000,000 shares at September 30, 2001 and June 30, 2001;
        issued and outstanding 37,692,170 and 34,758,980 shares at September 30, 2001 and June 30, 2001, respectively

                                                                             376,922                   347,590
     Additional paid-in capital                                           32,704,941                30,534,380
     Accumulated deficit                                                 (26,807,560)              (25,195,066)
     Accumulated other comprehensive loss                                   (509,998)                 (620,308)
                                                                ----------------------    -----------------------
        Total stockholders' equity                                         5,764,305                 5,066,596
                                                                ----------------------    -----------------------
                                                                 $        11,202,057       $         6,519,941
                                                                ======================    =======================

 See notes to consolidated condensed financial statements which are an integral part of these statements

                    VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                      -------------------------------------------------
                                                                              2001                        2000
                                                                      ----------------------      ---------------------
OPERATING ACTIVITIES
     Net loss                                                          $        (1,612,494)        $        (1,506,182)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation expense and amortization                                       116,070                      98,343
       Compensation expense on common stock options                                     --                       2,190
     Increase (decrease) relating to operating activities from:
       Prepaid expenses and other current assets                                   203,704                     137,615
       Other assets                                                                 20,154                          --
       Accounts payable and accrued expenses                                      (633,185)                   (275,880)
       Licensing fee payable                                                       500,000                     500,000
                                                                      ---------------------       ---------------------
         Net cash used in operating activities                                  (1,405,751)                 (1,043,914)

INVESTING ACTIVITIES
     Additions to property, plant and equipment, net                               (22,130)                   (102,681)
     Acquisition of BioNative, net of cash acquired                                 59,237                          --
                                                                      ---------------------       ---------------------
         Net cash provided by (used in) investing activities                        37,107                    (102,681)

FINANCING ACTIVITIES
     Payments on long-term debt                                                     (2,923)                     (9,494)
     Advances from parent                                                        1,683,393                      88,761
                                                                      ---------------------       ---------------------
         Net cash provided by financing activities                               1,680,470                      79,267
         Effect of exchange rate fluctuations on cash                              (52,232)                    (82,860)
                                                                      ---------------------       ---------------------
Increase (decrease) in cash and cash equivalents                                   259,594                  (1,150,188)
Cash and cash equivalents at beginning of period                                 2,266,168                   4,945,063
                                                                      ---------------------       ---------------------
Cash and cash equivalents at end of period                             $         2,525,762         $         3,794,875
                                                                      =====================       =====================

 See notes to consolidated condensed financial statements which are an integral part of these statements

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

         The accompanying unaudited interim consolidated condensed financial statements for Viragen (Europe) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

         The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE B - INTERIM ADJUSTMENTS AND USE OF ESTIMATES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments-consisting of normal recurring accruals-considered necessary for a fair presentation have been included.

         Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

         The unaudited interim consolidated condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

NOTE C - INVENTORIES

         Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Inventories consist of the following:

                                          SEPTEMBER 30,             JUNE 30,
                                              2001                    2001
                                        ---------------         ----------------

         Finished products              $       530,241         $            --
         Raw materials and supplies             503,831                      --
                                        ---------------         ---------------
         Total inventories              $     1,034,072         $            --
                                        ===============         ===============

NOTE D - ACQUISITION

         On September 28, 2001, Viragen and Viragen (Europe) Ltd., acquired all of the outstanding shares of BioNative AB ("BioNative"), a privately held biotechnology company located in Umea, Sweden. BioNative manufactures a human leukocyte interferon (alpha) product called ALFANATIVE(R). ALFANATIVE is approved in Sweden for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia, who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Indonesia, Hong Kong, Burma, Thailand, and as purified bulk in Egypt.

         The initial purchase consideration consisted of 2,933,190 shares of Viragen (Europe) common stock, which was valued at approximately $2.2 million based on the market price of Viragen (Europe) common stock at the date of the acquisition. In addition, Viragen (Europe) incurred approximately $170,000 in acquisition related costs. In connection with the acquisition, the shareholders of BioNative are entitled to additional shares of Viragen (Europe) contingent upon the attainment of certain milestones related to regulatory approvals:

     o 5,866,380 additional shares upon issuance of a Re-registration certificate by the Medical Products Agency in Sweden,

     o 2,933,190 additional shares when and if the Re-registration Certificate includes indications of a second line treatment for any disease,

     o 8,799,570 additional shares when and if the Mutual Recognition Procedures application has received the approval of the requisite national and EU regulatory authority for the use, sale and marketing of ALFANATIVE in certain countries which must include Germany; and

     o 2,933,190 additional shares when and if ALFANATIVE has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when ALFANATIVE has been approved by the requisite regulatory bodies for sale in the USA.

         Upon the resolution of these contingencies, the additional shares will be issued, which will result in the recognition of additional intangible assets.

 The acquisition, completed on September 28, 2001, was accounted for as a purchase under SFAS 141 and, accordingly, the results of BioNative's operations are included in the Company's consolidated results from the date of the acquisition.

         The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition. The allocation of purchase price to these assets was based on preliminary estimates and is subject to adjustment.

         Cash                                           $          90,317
         Accounts receivable                                      291,483
         Inventories                                            1,034,072
         Prepaid expenses and other current assets                209,841
         Property, plant & equipment                            1,075,134
         Intangible assets                                      1,965,730
                                                        -----------------
         Total assets acquired                                  4,666,577


         Accounts payable and accrued expenses                    478,094
         Short and long term debt                               1,818,590
                                                        -----------------
         Total liabilities assumed                              2,296,684
                                                        -----------------
         Net assets acquired                            $       2,369,893
                                                        =================

         Current and long-term assets and liabilities have been recorded at their net book value, which approximates their fair market value at the date of acquisition. The $2.0 million of intangible assets will be allocated to separately identified intangible assets upon receipt of a valuation analysis that will be completed in our second fiscal quarter.

         The following table reflects the unaudited pro forma combined results of the Viragen (Europe) as if the acquisition had taken place on July 1, 2000:

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                   -------------------------------------------
                                          2001                    2000
                                   --------------------    -------------------

          Product sales               $   288,208            $   619,594
          Net loss                    $(1,964,682)           $(1,645,465)
          Net loss per share          $     (0.05)           $     (0.07)


         The unaudited pro forma results have been prepared for comparison purposes only. The unaudited pro forma combined results do not purport to represent what our actual results of operations would have been had the acquisition occurred on July 1, 2000 and may not be indicative of our future results of operation.

NOTE E - COMPREHENSIVE LOSS

         Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity. Our other comprehensive income (loss) is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                      ----------------------------------------------
                                                                               2001                     2000
                                                                      ---------------------    ---------------------

Net loss                                                               $       (1,612,494)      $       (1,506,182)
Other comprehensive income (loss):
     Currency translation adjustment                                              110,310                 (234,380)
                                                                      ---------------------    ---------------------

Total comprehensive loss                                               $       (1,502,184)      $       (1,740,562)
                                                                      =====================    =====================


NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142, is not anticipated to have a material effect on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also our company management may make forward-looking statements orally to investors, analysts the media and others.

         Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors--many beyond our control--that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

         Forward-looking statements might include one or more of the following:

     o   projections of future revenue;

     o   anticipated clinical trial completion timelines or results;

     o descriptions of plans or objectives of management for future operations, products or services;

     o   forecasts of future economic performance; and

     o descriptions or assumptions underlying or relating to any of the above items.

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

         Among the uncertainties that may cause our results to differ materially from our projections are:

     o whether the efficacy, price and timing of our human leokocyte interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

     o whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

     o whether clinical testing confirms the efficacy of our proposed products, and results in the receipt of regulatory approvals;

     o whether we are able to secure sufficient funding to complete product development, including clinical trials;

     o whether we can generate revenues sufficient to offset our historical losses, or achieve profitability;

     o   whether we can absorb BioNative's operations successfully; and

     o whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.

         Our interferon product was developed and is being manufactured overseas. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

     o   Transportation delays and interruptions;

     o   Unexpected changes in regulatory requirements;

     o   Currency exchange risks;

     o Tariffs and other trade barriers, including import and export restrictions;

     o   Political or economic instability;

     o   Compliance with foreign laws;

     o Difficulties in protecting intellectual property rights in foreign countries; and

     o   Exchange controls.

         Viragen (Europe) has incurred operational losses and operated with negative cash flows since its inception. Losses have totaled $7,915,274, $6,373,273 and $4,930,453 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

RECENT DEVELOPMENTS

         On September 28, 2001, Viragen and Viragen (Europe) Ltd., acquired all of the outstanding shares of BioNative AB ("BioNative"), a privately held biotechnology company located in Umea, Sweden. BioNative manufactures a human leukocyte interferon (alpha) product called ALFANATIVE(R). ALFANATIVE is approved in Sweden for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia, who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Indonesia, Hong Kong, Burma, Thailand, and as purified bulk in Egypt. BioNative has had limited sales in the past, primarily to Italy under a contractual arrangement.

         The initial purchase consideration consisted of 2,933,190 shares of Viragen (Europe) common stock, which was valued at approximately $2.2 million based on the market price of Viragen (Europe) common stock at the date of the acquisition. In connection with the acquisition, the shareholders of BioNative are entitled to receive up to an additional 20.5 million shares of Viragen (Europe) contingent upon the attainment of certain milestones related to regulatory approvals.

         During the first fiscal quarter of 2002 and following our acquisition of BioNative, we decided to suspend our clinical trials in the EU of OMNIFERON and focus our resources on the commercialization of ALFANATIVE. Through BioNative, we are currently conducting Phase III clinical trials of ALFANATIVE in Germany, for the treatment of malignant melanoma. We believe the decision to concentrate our clinical efforts on ALFANATIVE, a product approved in Sweden and in Phase III trials in Europe, may significantly shorten the approval process period.

         In October 2001, Viragen and Viragen (Europe) entered into an exclusive purchase and distribution agreement with a private U.S. company for the distribution of our interferon product in Taiwan for the treatment of hepatitis C patients. The agreement provides that we will initially sell $5 million in product to be used in a Phase III clinical trial in Taiwan for the treatment of hepatitis C. Subject to approval for commercialization by the Taiwanese regulatory authorities, the agreement further provides for the sale of $50 million in product per year over a five year period.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital totaled approximately $1,883,000 on September 30, 2001. This is an increase in working capital of approximately $729,000 from the previous fiscal year end balance. This increase was due primarily to the acquisition of BioNative and advances from Viragen, offset by operational losses totaling approximately $1.6 million during the quarter ended September 30, 2001.

         We are currently dependent upon advances or capital contributions by Viragen to fund our operations. In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid Viragen in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared Viragen's related shelf registration on Form S-3 (File No. 333-32306) effective. Through November 9, 2001, Viragen has raised approximately $19.2 million in additional capital, net of fees, under this agreement. Included in this total was a $1,000,000 investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, a director of both Viragen and Viragen (Europe), serves as chairman of Fundamental Management Corporation.

         During fiscal years 2001 and 2000, Viragen contributed intercompany balances of $7,415,000 and $4,785,000, respectively, to capital. As a result of these contributions, we issued Viragen 8,821,770 shares in fiscal 2001 and 3,593,347 shares in fiscal 2000.

         Viragen's capital contributions were made at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen (Europe) having to repay approximately $18,028,000 in intercompany balances. Viragen had additionally agreed to defer the $166,667 minimum monthly payments due under a License Agreement that began November 1, 1998 until we are able to fund this obligation. For the quarter ended September 30, 2001, we have accrued $500,000 in licensing fees payable to Viragen.

         On September 28, 2001, following our acquisition of BioNative, Viragen (Scotland) and Viragen Technology, Inc., a wholly owned subsidiary of our parent Viragen, executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit the ALFANATIVE technology acquired through the BioNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional royalties due under that agreement will be recognized. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 royalty outstanding as of September 30, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date.

         We intend to significantly expand our productive capacity of ALFANATIVE in Sweden through the renovation of a 21,500 square foot facility purchased by BioNative prior to our acquisition. The facility carries a 25 year mortgage for approximately $610,000. We estimate the cost of renovation to be approximately $3 million, incurred over an 18 month period.

         We believe that our ALFANATIVE product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of approval of these projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful completion of any clinical trial project also depends on our ability to raise significant additional investment capital.

RESULTS OF OPERATIONS

         We have not recognized sales revenue or related costs for the quarter ended September 30, 2001 or the fiscal years ended June 30, 2001 and 2000.

         As a result of our acquisition of BioNative in September 2001, we now have a licensed product, ALFANATIVE. ALFANATIVE is a human leukocyte derived interferon, licensed for sale in Sweden for the treatment of hairy cell leukemia and chronic myelogenous leukemia in patients who have failed recombinant therapy.

         Income for the quarter ended September 30, 2001, represents interest earned on cash investments. The decrease in interest income compared to the same quarter of the previous year reflects the decrease in principal invested between the periods

         Research and development costs for the quarter ended September 30, 2001 totaled approximately $918,000, an increase of approximately $61,000 over the same quarter of the preceding year. While total research and development expenditures remained relatively stable between the periods, there were fluctuations between the various cost components. Scientific salaries and support fees increased by approximately $72,000 between periods. Research related travel expenses also increased by $25,000 during the quarter ended September 30, 2001, when compared to the same quarter of the preceding year. These increases were partially offset by decreases in consulting fees, temporary help and repairs and maintenance expenses attributed to laboratory production facilities of approximately $32,000.

         We will continue incurring significant research and development costs related to the clinical trial projects associated with ALFANATIVE as well as other projects to more fully develop potential applications of our interferon product and related technologies. Our ability to successfully conclude clinical trials, a prerequisite to eventual commercialization of any product, is dependent upon Viragen's continued funding of operations and our ability to raise significant additional investment capital.

         General and administrative expenses totaled approximately $294,000 for the quarter ended September 30, 2001 compared with $213,600 for the same quarter of the preceding year. This increase is attributed to an increase in facility rent expense and personal property taxes as well as fees for professional services, when compared to the same quarter of the preceding year. General and administrative expenses will increase during the current fiscal year due to an increase in the number of administrative employees and related expenses associated with the acquisition of BioNative.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142, is not anticipated to have a material effect on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

         The fair value of long-term interest rate debt is subject to interest rate risk. While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe a change in interest rates would not have a material impact on our financial condition, future results of operations or cash flows.

FOREIGN CURRENCY EXCHANGE RISK

         We believe our foreign currency risk is not material. At the present time, we do not have product sales. Also, we do not purchase foreign currencies on a regular basis. Transfers of funds to our foreign subsidiaries in Scotland and Sweden are infrequent and are transferred at the then current exchange rate.

         We were not impacted by the European Union's adoption of the "Euro" currency. Our foreign operations to date have been located in Scotland and Sweden which are not participating in the adoption of the Euro.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
10.18 Termination Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 28, 2001.

10.19 Supply and Distribution agreement between Viragen (Europe) Ltd., Viragen (Scotland) Ltd. and Tradeway, Inc. dated October 25, 2001.

        (b) Reports on Form 8-K:

           Form 8-K, filed October 12, 2001, listing items 2 and 7 as they relate to the Company's acquisition of BioNative, AB

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

                                               VIRAGEN (EUROPE) LTD.


                                               By:  /s/ Dennis W. Healey
                                                    ----------------------------
                                                    Dennis W. Healey
                                                    Executive Vice President and
                                                    Principal Financial Officer

                                               By:  /s/ Nicholas M. Burke
                                                    ----------------------------
                                                    Nicholas M. Burke
                                                    Controller and
                                                    Principal Accounting Officer

Dated: November 19, 2001