Form 10-Q
period 2001-12-31
VIRAGEN EUROPE LTD
filed 2002-02-19
CIK 785081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

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

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of February 13, 2002, there were 37,692,170 shares of the issuer's common stock outstanding, par value $0.01.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

The consolidated condensed statements of operations (unaudited) for the three and six months ended December 31, 2001 and 2000 include the accounts of Viragen (Europe) Ltd. and subsidiaries.

Item 1. Financial Statements

         1) Consolidated condensed statements of operations for the three and six months ended December 31, 2001 and 2000

         2) Consolidated condensed balance sheets as of December 31, 2001 and June 30, 2001

         3) Consolidated condensed statements of cash flows for the six months ended December 31, 2001 and 2000

         4)       Notes to consolidated condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended                       Six Months Ended
                                                                 December 31,                            December 31,
                                                        -------------------------------       -------------------------------
                                                           2001                2000                2001                2000
                                                        ------------       ------------       ------------       ------------
Product sales                                           $    461,892       $         --       $    461,892       $         --

Costs and expenses
     Cost of sales                                           443,530                 --            443,530                 --
     Research and development                              1,245,530          1,092,797          2,163,534          1,949,396
     Selling, general and administrative                     668,297            263,504            962,490            477,104
     Licensing fee                                                --            500,000            500,000          1,000,000
     Amortization of intangible assets                        51,518                 --             51,518                 --
     Interest and other income                               (22,741)           (53,198)           (49,881)          (117,215)
     Interest expense                                         45,841                467             46,592                467
                                                        ------------       ------------       ------------       ------------

Loss before income taxes                                  (1,970,083)        (1,803,570)        (3,655,891)        (3,309,752)
     Income tax benefit                                          112                 --             73,426                 --
                                                        ------------       ------------       ------------       ------------
Net loss                                                $ (1,969,971)      $ (1,803,570)      $ (3,582,465)      $ (3,309,752)
                                                        ============       ============       ============       ============
Loss per common share - basic and diluted               $      (0.05)      $      (0.07)      $      (0.10)      $      (0.15)
                                                        ============       ============       ============       ============
Weighted average common shares - basic and diluted        37,692,170         24,586,578         36,273,399         22,151,101
                                                        ============       ============       ============       ============


      See notes to consolidated condensed financial statements which are an integral part of these statements.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                          December 31,             June 30,
                                                                                             2001                    2001
                                                                                          ------------           ------------
                                                                                           (Unaudited)
                                     ASSETS

Current Assets
     Cash and cash equivalents                                                            $  1,095,595           $  2,266,168
     Accounts receivable                                                                       230,757                     --
     Inventories                                                                               829,323                     --
     Prepaid expenses and other current assets                                                 206,252                316,511
                                                                                          ------------           ------------
         Total current assets                                                                2,361,927              2,582,679
Property, Plant and Equipment
     Land, building and improvements                                                         2,661,200              1,961,446
     Equipment and furniture                                                                 3,706,056              3,219,188
     Construction in progress                                                                  202,456                     --
                                                                                          ------------           ------------
                                                                                             6,569,712              5,180,634
     Less accumulated depreciation                                                          (1,556,300)            (1,263,526)
                                                                                          ------------           ------------
                                                                                             5,013,412              3,917,108
Goodwill and Other Intangible Assets, net                                                    8,608,404                     --
Other Assets                                                                                        --                 20,154
                                                                                          ------------           ------------
                                                                                          $ 15,983,743           $  6,519,941
                                                                                          ============           ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                                $  1,319,070           $  1,416,044
     Line of credit                                                                            752,089                     --
     Current portion of long-term debt                                                          90,248                 11,813
     Accrued purchase price                                                                  6,599,678                     --
                                                                                          ------------           ------------
         Total current liabilities                                                           8,761,085              1,427,857
Licensing fee payable                                                                          500,000                     --
Long-term debt, less current portion                                                           912,426                 25,488
Advances from parent                                                                         2,093,643                     --

Commitments and Contingencies

Stockholders' Equity
     Common stock, $.01 par value. Authorized 90,000,000 shares at December 31,
        2001 and June 30, 2001; issued and outstanding 37,692,170 and 34,758,980 shares at December 31, 2001 and
        June 30, 2001, respectively                                                            376,922                347,590
     Additional paid-in capital                                                             32,704,941             30,534,380
     Accumulated deficit                                                                   (28,777,531)           (25,195,066)
     Accumulated other comprehensive loss                                                     (587,743)              (620,308)
                                                                                          ------------           ------------
        Total stockholders' equity                                                           3,716,589              5,066,596
                                                                                          ------------           ------------
                                                                                          $ 15,983,743           $  6,519,941
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

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Six Months Ended
                                                                                        December 31,
                                                                              ---------------------------------
                                                                                 2001                  2000
                                                                              -----------           -----------
OPERATING ACTIVITIES
     Net loss                                                                 $(3,582,465)          $(3,309,752)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                               259,430               218,814
       Amortization of intangible assets                                           51,518                    --
       Compensation expense on common stock options                                    --                 2,190
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                                         60,726                    --
       Inventories                                                                204,749                    --
       Prepaid expenses and other current assets                                  259,856               124,585
       Other assets                                                                20,154                    --
       Accounts payable and accrued expenses                                     (613,326)             (214,249)
       Licensing fee payable                                                      500,000             1,000,000
                                                                              -----------           -----------
         Net cash used in operating activities                                 (2,839,358)           (2,178,412)

INVESTING ACTIVITIES
     Additions to property, plant and equipment, net                             (200,457)             (200,013)
     Acquisition of BioNative, net of cash acquired                              (165,627)                   --
                                                                              -----------           -----------
         Net cash used in investing activities                                   (366,084)             (200,013)

FINANCING ACTIVITIES
     Advances from parent                                                       2,093,643                16,862
     Net borrowing on line of credit                                               46,171                    --
     Payments on long-term debt                                                   (26,635)              (10,619)
     Proceeds from exercise of stock options                                           --                   504
                                                                              -----------           -----------
         Net cash provided by financing activities                              2,113,179                 6,747
Effect of exchange rate fluctuations on cash                                      (78,310)              (71,118)
                                                                              -----------           -----------
Decrease in cash and cash equivalents                                          (1,170,573)           (2,442,796)
Cash and cash equivalents at beginning of period                                2,266,168             4,945,063
                                                                              -----------           -----------
Cash and cash equivalents at end of period                                    $ 1,095,595           $ 2,502,267
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

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - CONSOLIDATION AND BASIS OF PRESENTATION

         Viragen (Europe) Ltd. and its subsidiaries are engaged in the research, development, manufacture and sale of certain immunological products for commercial application. The consolidated condensed financial statements include Viragen (Europe) Ltd. and all subsidiaries, including those operating outside the U.S. All significant transactions among our businesses have been eliminated. Viragen (Europe) Ltd. is a majority-owned subsidiary of Viragen, Inc.

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

         Operating results for the three and six-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

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

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE C - INVENTORIES

         Inventories are stated at the lower of cost or market (estimated net realizable value), with cost being determined on a first-in, first-out basis. Finished products consist of bulk and purefied human leukocyte inteferon. Inventories consist of the following:

                                       December 31,         June 30,
                                           2001               2001
                                       ------------         --------
         Finished products               $338,924            $   --
         Raw materials and supplies       490,399                --
                                         --------            ------
         Total inventories               $829,323            $   --
                                         ========            ======


NOTE D - ACQUISITION

         On September 28, 2001, Viragen and Viragen (Europe) Ltd., acquired all of the outstanding shares of BioNative AB ("BioNative"), a privately held biotechnology company located in Umea, Sweden. BioNative manufactures a human leukocyte interferon (alpha) product called ALFANATIVE(R). ALFANATIVE is approved in Sweden for commercialization as a second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt.

         The initial purchase consideration consisted of 2,933,190 shares of Viragen (Europe) common stock, which was valued at approximately $2.2 million based on the market price of Viragen (Europe) common stock at the date of the acquisition. In addition, Viragen (Europe) incurred approximately $200,000 in acquisition related costs. In connection with the acquisition, the former shareholders of BioNative are entitled to additional shares of Viragen (Europe) contingent upon the attainment of certain milestones related to regulatory approvals:

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

         As each of these contingencies is met, the additional shares of Viragen (Europe) will be issued, which will result in the recognition of additional intangible assets.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE D - ACQUISITION - (CONTINUED)

         During our third fiscal quarter, BioNative received notification from the Swedish Regulatory Authorities that their Re-registration certificate was approved and that the approval does include approval as a second line treatment for any diseases. Accordingly, the former shareholders of BioNative will be issued an additional 8,799,570 common shares, which represents achievement of the first two milestones as defined in the purchase agreement.

         The issuance of these additional common shares of Viragen (Europe) subsequent to our December 31, 2001 balance sheet date has been reflected in the accompanying sheet as of December 31, 2001 as additional Goodwill and Other Intangible Assets and Accrued Purchase Price. The additional shares of Viragen (Europe) common stock were valued at approximately $6.6 million. The allocation of this additional purchase price to specifically identified intangible assets will be dependent upon the receipt of an independent third party valuation analysis.

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

         Cash                                            $       385
         Accounts receivable                                 291,483
         Inventories                                       1,034,072
         Prepaid expenses and other current assets           149,597
         Property, plant & equipment                       1,075,134
         Developed technology                              1,650,000
         Customer contract                                   112,000
         Goodwill and other intangible assets              6,897,922
                                                         -----------
         Total assets acquired                            11,210,593


         Accounts payable and accrued expenses               478,094
         Short and long term debt                          1,728,658
                                                         -----------
         Total liabilities assumed                         2,206,752
                                                         -----------
         Net assets acquired                             $ 9,003,841
                                                         ===========

         Current and long-term assets and liabilities have been recorded at their net book value, which approximates their fair market value at the date of acquisition. Intangible assets consisting of developed technology, a customer contract and goodwill totaled approximately $8.66 million. Included in Goodwill and Other Intangible Assets is $6.6 million of additional purchase price arising from the achievement of certain milestones. The allocation of this additional purchase price to specifically identified intangible assets will be dependent upon the receipt of an independent third party reduction analysis. The development technology and customer contract were recorded at their fair values, as determined through a valuation analysis performed by an independent third party. The developed technology will be amortized over its estimated useful life of approximately 14 years. The customer contract will be amortized over the remaining term of the contract, which ends in December 2002. Goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise.

                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE D - ACQUISITION - (CONTINUED)

         The following table reflects the unaudited pro forma combined results of the Viragen (Europe) as if the acquisition had taken place on July 1, 2000:


                            Three Months Ended                   Six Months Ended
                                December 31,                        December 31,
                        -----------------------------       -----------------------------
                           2001               2000             2001                2000
                        -----------       -----------       -----------       -----------
Product sales           $   461,892       $   720,871       $   749,658       $ 1,344,116
Net loss                $(1,969,971)      $(1,906,975)      $(4,105,484)      $(3,629,295)
Net loss per share      $     (0.05)      $     (0.07)      $     (0.11)      $     (0.14)


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


                                              Three Months Ended                    Six Months Ended
                                                   December 31,                        December 31,
                                          -----------------------------       -----------------------------
                                              2001               2000             2001                2000
                                          ------------      -----------       -----------       -----------
Net loss                                  $(1,969,971)      $(1,803,570)      $(3,582,465)      $(3,309,752)
Other comprehensive income (loss):
     Currency translation adjustment          (77,745)           78,956            32,565          (155,424)
                                          -----------       -----------       -----------       -----------

Total comprehensive loss                  $(2,047,716)      $(1,724,614)      $(3,549,900)      $(3,465,176)
                                          ===========       ===========       ===========       ===========


                     VIRAGEN (EUROPE) LTD. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually or more frequently if impairment indicators arise, for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142, is not anticipated to have a material effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also our Company management may make forward-looking statements orally to investors, analysts, the media and others.

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

         Factors that may cause actual results to differ materially include the risks discussed below, as well as in the "Risk Factors" section included in our Final Prospectus filed on January 18, 2002 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933. We are incorporating these "Risk Factors" by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Forms 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. We will provide you with any copy of any or all of these reports at no charge.

         Among the uncertainties that may cause our results to differ materially from our projections are:

         o whether the efficacy, price and timing of our human leukocyte interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

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

RECENT DEVELOPMENTS

         On September 28, 2001, Viragen and Viragen (Europe) Ltd., acquired all of the outstanding shares of BioNative AB ("BioNative"), a privately held biotechnology company located in Umea, Sweden. BioNative manufactures a human leukocyte interferon (alpha) product called ALFANATIVE(R). ALFANATIVE is approved in Sweden as a second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt. BioNative has had limited sales in the past, primarily to Italy under a contractual arrangement.

         The initial purchase consideration consisted of 2,933,190 shares of Viragen (Europe) common stock, which was valued at approximately $2.2 million based on the market price of Viragen (Europe) common stock at the date of the acquisition. In connection with the acquisition, the former shareholders of BioNative are entitled to receive up to an additional 20.5 million shares of Viragen (Europe) contingent upon the attainment of certain milestones related to regulatory approvals.

         During our third fiscal quarter of 2002, BioNative received notification from the Swedish Regulatory Authorities that their Re-registration certificate was approved and that the approval does include approval as a second line treatment for patients afflicted with any and all diseases in which patients were or became resistant to treatments using recombinant interferon. The most common maladies treated with interferons include hepatitis C, multiple sclerosis and certain cancers. . Accordingly, the former shareholders of BioNative will be issued an additional 8,799,570 shares.

         During our first fiscal quarter of 2002 and following our acquisition of BioNative, we decided to suspend our clinical trials in the EU of OMNIFERON and focus our resources on the commercialization of ALFANATIVE. Through BioNative, we are currently conducting Phase III clinical trials of ALFANATIVE in Germany, for the treatment of malignant melanoma. We believe the decision to concentrate our clinical efforts on ALFANATIVE, a product approved in Sweden and in Phase III trials in Europe, may significantly shorten the approval process period.

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

         In January 2002, Mexican regulatory authorities approved an application filed by our new strategic partner, Laboratorios Pisa, a leading Mexican pharmaceutical company. We have granted Laboratorios Pisa the exclusive rights to distribute our natural interferon in Mexico. This regulatory approval allows for the treatment of patients in Mexico with hairy cell leukemia (HCL) and chronic myelogenous leukemia (CML) who did not respond to recombinant (synthetic) interferon regimens. We plan to file applications with Mexico's Ministry of Health to broaden the drug's indications.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital, excluding approximately $6.6 million of accrued purchase price related to Viragen (Europe)'s acquisition of BioNative, which is discussed in Note D to the consolidated condensed financial statements, totaled approximately $201,000 on December 31, 2001. This is a decrease in working capital of approximately $954,000 from the previous fiscal year end balance. This decrease was due primarily to the use of cash to fund operating activities totaling approximately $2.8 million during the six months ended December 31, 2001, which was partially offset by advances from Viragen.

         We are currently dependent upon advances or capital contributions by Viragen to fund our operations. In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid Viragen in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared Viragen's related shelf registration on Form S-3 (File No. 333-32306) effective. Through December 31, 2001, Viragen had raised approximately $19.2 million in additional capital, net of fees, under this agreement, which expired on December 31, 2001. Included in this total was a $1,000,000 investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, a director of both Viragen and Viragen (Europe), serves as chairman of Fundamental Management Corporation.

         Subsequent to December 31, 2001, Viragen obtained additional financing of $2.35 million from private institutional investors.

         During fiscal years 2001 and 2000, Viragen contributed intercompany balances of $7,415,000 and $4,785,000, respectively, to capital. As a result of these contributions, we issued Viragen 8,821,770 shares in fiscal 2001 and 3,593,347 shares in fiscal 2000.

         Viragen's capital contributions were made at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen (Europe) having to repay approximately $18,028,000 in intercompany balances. In addition, Viragen had agreed to defer the $166,667 minimum monthly payments due under a License Agreement that began November 1, 1998.

         On September 28, 2001, following our acquisition of BioNative, Viragen (Scotland) and Viragen Technology, Inc., a wholly owned subsidiary of our parent Viragen, executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit the Alfanative technology acquired through the BioNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional royalties due under that agreement will be recognized after September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date.

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

RESULTS OF OPERATIONS

         Our acquisition of BioNative in September 2001, included its revenue producing product, ALFANATIVE. During the quarter ended December 31, 2001 a significant portion of our product sales and related costs were for the sale of bulk interferon to a customer in Italy under a contractual arrangement.

         We believe the gross profit margin reflected on these sales is not necessarily indicative of the margins we anticipate on the sale of finished inteferon. We expect the margins on finished product to be higher as the anticipated increase in selling price for highly purified product will exceed the incremental costs of the additional processing. We expect our product mix to shift significantly from the sale of crude material to highly purified over the next year.

         Research and development costs for the quarter ended December 31, 2001 totaled approximately $1,246,000, an increase of approximately $153,000 over the same quarter of the preceding year. While total research and development expenditures increased by 14% between the periods, there were reductions in expenditures at our Scottish facility, which offset expenditures of approximately $205,000 by our Swedish subsidiary, which was acquired in September 2001. Most of the cost reductions at our Scottish facility were in the form of laboratory supplies and repairs and maintenance expenses attributed to laboratory facilities, which were partially offset by increases in consulting fees.

         Research and development costs for the six months ended December 31, 2001 totaled approximately $2,164,000, an increase of approximately $214,000 over the same period of the preceding year. While total research and development expenditures increased by 11% between the periods, the increase for the six months ended December 31, 2001 is primarily attributed to expenditures of approximately $205,000 by our Swedish subsidiary, which was acquired in September 2001. There were changes in the cost components at our Scottish facility, resulting in lower expenditures for laboratory supplies and repairs and maintenance attributed to laboratory facilities, which were offset by increases in salaries and consulting fees.

         We will continue incurring significant research and development costs related to the clinical trial projects associated with ALFANATIVE as well as other projects to more fully develop potential applications of our interferon product and related technologies. Our ability to successfully conclude clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen's continued funding of operations or our ability to independently raise significant additional investment capital.

         Selling, general and administrative expenses totaled approximately $668,000 for the quarter ended December 31, 2001 compared with $264,000 for the same quarter of the preceding year. This increase is attributed to expenses incurred by our Swedish subsidiary of approximately $256,000, which was acquired in September 2001, as well as increases in expenditures at our headquarters in Florida and Scottish facility for professional services and facility rent, when compared to the same quarter of the preceding year.

         Selling, general and administrative expenses totaled approximately $962,000 for the six months ended December 31, 2001 compared with $477,000 for the same period of the preceding year. This increase is attributed to expenses incurred by our Swedish subsidiary of approximately $256,000, which was acquired in September 2001, as well as increases in expenditures at our headquarters in Florida and Scottish facility for professional services and facility rent, when compared to the same period of the preceding year. Selling, general and administrative expenses will increase during the current fiscal year compared to prior year due to the increase in the number of administrative employees and related expenses associated with the acquisition and expansion of our Swedish subsidiary.

         Interest and other income for the quarter and six months ended December 31, 2001, represents interest earned on cash investments. The decrease in interest income compared to the same periods of the previous year reflects the decrease in principal invested between the periods.

         Interest expense for the quarter and six months ended December 31, 2001, primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5% to 10%.

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

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

  FOREIGN CURRENCY EXCHANGE RISK

         We conduct operations in several different countries. The balance sheet accounts of our European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders' equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders' investment in our common stock. Fluctuations in the value of the British pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which is included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

         While most of the transactions of our U.S. and European operations are denominated in the respective local currency, some transactions are denominated in other currencies. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income.

         Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the British pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our European subsidiaries are denominated in the respective local currency. In both regions, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenue when translated into U.S. dollars, operating expenses will also be lower in these circumstances. A 10 percent adverse change in the British pound or Swedish Krona against the U.S. dollar would not have a material effect on our net loss.

         We believe our foreign currency risk is not material. We do not currently engage in hedging activities with respect to our foreign currency exposure. However, we continually monitor our exposure to currency fluctuations. We have not incurred significant realized losses on exchange transactions. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

         We were not adversely impacted by the European Union's adoption of the "Euro" currency. Our foreign operations to date have been located in Scotland and Sweden which are not participating in the adoption of the Euro.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         Current Report on Form 8-K, filed October 12, 2001, listing items 2 and 7 as they relate to the Company's acquisition of BioNative, AB

         Amended Current Report on Form 8-K/A, filed December 11, 2001, listing item 7 as it relates to the Company's acquisition of BioNative, AB

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VIRAGEN (EUROPE) LTD.


                                       By: /s/ Dennis W. Healey
                                           -------------------------------------
                                            Dennis W. Healey
                                            Executive Vice President and
                                            Principal Financial Officer



                                       By: /s/ Nicholas M. Burke
                                           -------------------------------------
                                            Nicholas M. Burke
                                            Controller and
                                            Principal Accounting Officer

Dated: February 18, 2002