Form 10-Q
period 2002-03-31
VIRAGEN INTERNATIONAL INC
filed 2002-05-15
CIK 785081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 0-17827

VIRAGEN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-2788282

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 SW 78th Avenue, Suite 100, Plantation, Florida 33324

(Address of principal executive offices)

(954) 233-8377

(Registrant’s telephone number, including area code)

VIRAGEN (EUROPE) LTD.

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

Yes [X]   No [   ]

As of May 10, 2002, there were 46,491,740 shares of the issuer’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

1)	Consolidated condensed statements of operations for the three and nine months ended March 31, 2002 and 2001

2)	Consolidated condensed balance sheets as of March 31, 2002 and June 30, 2001

3)	Consolidated condensed statements of cash flows for the nine months ended March 31, 2002 and 2001

4)	Notes to consolidated condensed financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Product sales	$415,935	$—	$877,827	$—

Costs and expenses

Cost of sales	253,643	—	697,173	—

Research and development	1,039,454	1,263,555	3,202,988	3,212,951

Selling, general and administrative	539,278	311,757	1,501,768	788,861

Licensing fee	—	500,000	500,000	1,500,000

Amortization of intangible assets	51,517	—	103,035	—

Interest and other income	(10,587)	(28,683)	(60,468)	(145,898)

Interest expense	19,810	1,675	66,402	2,142

Loss before income taxes	(1,477,180)	(2,048,304)	(5,133,071)	(5,358,056)

Income tax (expense) benefit	(361)	—	73,065	—

Net loss	$(1,477,541)	$(2,048,304)	$(5,060,006)	$(5,358,056)

Loss per common share — basic and diluted	$(0.03)	$(0.08)	$(0.13)	$(0.23)

Weighted average common shares — basic and diluted	45,025,145	24,601,655	39,148,060	22,956,028

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2002	2001

	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$65,768	$2,266,168

Accounts receivable	131,868	—

Inventories	1,217,181	—

Prepaid expenses and other current assets	160,378	316,511

Total current assets	1,575,195	2,582,679

Property, Plant and Equipment

Land, building and improvements	2,640,076	1,961,446

Equipment and furniture	3,670,285	3,219,188

Construction in progress	211,212	—

	6,521,573	5,180,634

Less accumulated depreciation	(1,671,374)	(1,263,526)

	4,850,199	3,917,108

Goodwill and Other Intangible Assets, net	8,583,636	—

Other Assets	—	20,154

	$15,009,030	$6,519,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$934,086	$1,129,037

Accrued expenses and other liabilities	440,451	287,007

Line of credit	648,766	—

Licensing fee payable	500,000	—

Current portion of long-term debt	94,986	11,813

Total current liabilities	2,618,289	1,427,857

Long-term debt, less current portion	901,247	25,488

Advances from parent	2,749,349	—

Commitments and Contingencies

Stockholders’ Equity

Common stock, $.01 par value. Authorized 90,000,000 shares at March 31, 2002 and June 30, 2001; issued and outstanding 46,491,740 and 34,758,980 shares at March 31, 2002 and June 30, 2001, respectively	464,917	347,590

Additional paid-in capital	39,216,624	30,534,380

Accumulated deficit	(30,255,072)	(25,195,066)

Accumulated other comprehensive loss	(686,324)	(620,308)

Total stockholders’ equity	8,740,145	5,066,596

	$15,009,030	$6,519,941

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,

	2002	2001

OPERATING ACTIVITIES

Net loss	$(5,060,006)	$(5,358,056)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	400,531	332,911

Amortization of intangible assets	103,035	—

Compensation expense on common stock options	—	2,190

Increase (decrease) relating to operating activities from:

Accounts receivable	132,866	—

Inventories	(183,109)	—

Prepaid expenses and other current assets	305,730	127,082

Other assets	20,154	—

Accounts payable	(470,819)	121,182

Accrued expenses and other liabilities	(50,238)	(186,375)

Licensing fee payable	500,000	1,500,000

Net cash used in operating activities	(4,301,856)	(3,461,066)

INVESTING ACTIVITIES

Additions to property, plant and equipment, net	(225,636)	(254,656)

Acquisition of ViraNative, net of cash acquired	(202,428)	—

Net cash used in investing activities	(428,064)	(254,656)

FINANCING ACTIVITIES

Advances from parent	2,749,349	558,597

Net repayment on line of credit	(70,050)	—

Payments on long-term debt	(50,405)	(14,984)

Proceeds from exercise of stock options	—	504

Net cash provided by financing activities	2,628,894	544,117

Effect of exchange rate fluctuations on cash	(99,374)	(83,478)

Decrease in cash and cash equivalents	(2,200,400)	(3,255,083)

Cash and cash equivalents at beginning of period	2,266,168	4,945,063

Cash and cash equivalents at end of period	$65,768	$1,689,980

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A — CONSOLIDATION AND BASIS OF PRESENTATION

     Viragen International, Inc., formerly Viragen (Europe) Ltd., and its subsidiaries are engaged in the research, development, manufacture and sale of certain immunological products for commercial application. The consolidated condensed financial statements include Viragen International, Inc. and all subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Viragen International, Inc. is a majority-owned subsidiary of Viragen, Inc.

     As disclosed in the Form Def 14C filed with the Securities and Exchange Commission on March 6, 2002, Viragen (Europe) Ltd., changed its name to Viragen International, Inc. effective March 26, 2002. This change was made to provide a more accurate description of our current operations and to reflect the direction of our future plans to penetrate the global market. Viragen International’s new symbol on the OTC Bulletin Board is “VGNI.”

     The accompanying unaudited interim consolidated condensed financial statements for Viragen International have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE B — INTERIM ADJUSTMENTS AND USE OF ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included.

     Operating results for the three and nine-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

     The unaudited interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
(Continued)

NOTE C — INVENTORIES

     Inventories are stated at the lower of cost or market (estimated net realizable value). Finished products consist of bulk and purified human leukocyte interferon. Inventories consist of the following:

	March 31,	June 30,
	2002	2001

Finished products	$486,492	$—

Work in process	598,238	—

Raw materials and supplies	132,451	—

Total inventories	$1,217,181	$—

NOTE D — DEBT

     Viragen International, through its Swedish subsidiary, ViraNative, may borrow up to $810,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.5% at March 31, 2002 and the facility renews annually in December. Outstanding borrowings under this agreement totaled approximately $649,000 as of March 31, 2002. The overdraft facility is secured by certain assets of the Swedish subsidiary.

     As of March 31, 2002 the Company’s long-term debt totaling approximately $996,000 consisted of a mortgage loan agreement with a Swedish bank, two other loan agreements with Swedish governmental agencies and a loan agreement with a Scottish bank. Outstanding borrowings under these agreements bear interest at rates ranging from 5% to 11%. These agreements generally require payment of principal and interest on a quarterly basis. Under the terms of one of the loan agreements that had an outstanding balance of approximately $390,000 as of March 31, 2002, the Company is not required to begin quarterly principal payments until March 2003. These loans are secured by certain assets of ViraNative and Viragen Scotland, which are wholly owned subsidiaries of Viragen International.

     Long-term debt also includes a 25-year mortgage loan secured by one of the Company’s facilities in Sweden. The outstanding principal balance on this loan was $558,000 at March 31, 2002. This loan carries a floating rate of interest which was approximately 5% at March 31, 2002. The Company is required to make quarterly payments of principal and interest under this agreement. The loan is secured by the related land and building with a carrying value of approximately $645,000 as of March 31, 2002.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
(Continued)

NOTE E — ACQUISITION

     On September 28, 2001, Viragen International, Inc. acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umea, Sweden. BioNative manufactured a human leukocyte interferon (alpha) product called ALFANATIVE®. Subsequent to the acquisition, BioNative was renamed ViraNative and ALFANATIVE was further developed into our new product, MULTIFERON®. MULTIFERON is approved in Sweden for commercialization to treat two forms of leukemia and as a second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt.

     The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $200,000 in acquisition related costs. In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International contingent upon the attainment of certain milestones related to regulatory approvals:

•	5,866,380 additional shares upon issuance of a Re-registration certificate by the Medical Products Agency in Sweden,

•	2,933,190 additional shares when and if the Re-registration Certificate includes indications of a second line treatment for any disease,

•	8,799,570 additional shares when and if the Mutual Recognition Procedures application has received the approval of the requisite national and EU regulatory authority for the use, sale and marketing of MULTIFERON in certain countries which must include Germany; and

•	2,933,190 additional shares when and if MULTIFERON has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when MULTIFERON has been approved by the requisite regulatory bodies for sale in the USA.

     As each of these contingencies is met, the additional shares of Viragen International will be issued, which will result in the recognition of additional intangible assets.

     In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that ViraNative’s Re-registration certificate was approved and as a second line treatment for any indication where patients did not respond to recombinant interferon. Accordingly, the former shareholders of ViraNative were issued an additional 8,799,570 common shares, which represents achievement of the first two milestones as defined in the purchase agreement. The issuance of these additional common shares of Viragen International is reflected in the accompanying balance sheet as of March 31, 2002 as additional Goodwill and Other Intangible

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
(Continued)

NOTE E — ACQUISITION — (CONTINUED)

Assets. The additional shares of Viragen International common stock were valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to Goodwill.

     The acquisition, completed on September 28, 2001, was accounted for as a purchase under Statement of Financial Accounting Standards No. 141 and, accordingly, the results of ViraNative’s operations are included in the Company’s consolidated results from the date of the acquisition.

     The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition. The allocation of purchase price to these assets was based on preliminary estimates and is subject to adjustment.

Cash	$385

Accounts receivable	264,734

Inventories	1,034,072

Prepaid expenses and other current assets	149,597

Property, plant & equipment	1,075,134

Developed technology	1,650,000

Customer contract	112,000

Goodwill and other intangible assets	324,993

Total assets acquired	4,610,915

Accounts payable and accrued expenses	478,094

Short and long term debt	1,728,658

Total liabilities assumed	2,206,752

Net assets acquired	$2,404,163

     Current and long-term assets and liabilities were recorded at their net book value, which approximated their fair market value at the date of acquisition. Intangible assets consisting of developed technology, a customer contract and goodwill totaled approximately $2.09 million. The developed technology and customer contract were recorded at their fair values, as determined through a valuation analysis performed by an independent third party. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. In accordance with the provisions of SFAS No. 142, goodwill will not be amortized but will be reviewed for impairment along with our other intangible assets on an annual basis or sooner if indicators of impairment arise.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
(Continued)

NOTE E — ACQUISITION — (CONTINUED)

     The following table reflects the unaudited pro forma combined results of the Viragen International as if the acquisition had taken place on July 1, 2000:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Product sales	$415,935	$829,674	$1,165,593	$2,173,790

Net loss	$(1,477,541)	$(2,438,331)	$(5,583,025)	$(6,067,625)

Net loss per share	$(0.03)	$(0.09)	$(0.14)	$(0.23)

     The unaudited pro forma results have been prepared for comparison purposes only. The unaudited pro forma combined results do not purport to represent what our actual results of operations would have been had the acquisition occurred on July 1, 2000 and may not be indicative of our future results of operation.

NOTE F — COMPREHENSIVE LOSS

     Other comprehensive loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net loss	$(1,477,541)	$(2,048,304)	$(5,060,006)	$(5,358,056)

Other comprehensive loss:

Currency translation adjustment	(98,581)	(226,128)	(66,016)	(381,552)

Total comprehensive loss	$(1,576,122)	$(2,274,432)	$(5,126,022)	$(5,739,608)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -
(Continued)

NOTE G — TRANSACTIONS WITH PARENT

     On July 12, 1995 Viragen (Scotland), our wholly owned subsidiary, entered into a technology license agreement (License Agreement) with Viragen Technology, Inc., a wholly owned subsidiary of our parent Viragen. The License Agreement granted Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute OMNIFERON. Under the terms of this agreement, Viragen (Scotland) was obligated to pay a minimum $2 million annual licensing fee to Viragen.

     During November 1998, Viragen and Viragen (Scotland) modified the License Agreement. Under the modified terms, the minimum $2 million annual licensing fee was payable monthly at the rate of $167,000 per month. Viragen had deferred the cash payment of the fee until we had the necessary cash flow to meet this payment. At June 29, 2001, we had accrued approximately $5.3 million in licensing fees payable to Viragen. In order to improve our capitalization, and prior to acquiring ViraNative, we settled this balance, on June 29, 2001, by issuing Viragen 6,274,510 common shares, at $0.85 per share, the then current market price.

     On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit our MULTIFERON technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional royalties due under that agreement will be recognized after September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date.

     On June 30, 2001 Viragen’s ownership interest in Viragen International was 94%. On September 28, 2001 we issued 2,933,190 shares in connection with the acquisition of ViraNative, which reduced Viragen’s ownership interest to approximately 87%. During January 2002 we issued an additional 8,799,570 shares to the former shareholders of ViraNative, which represent achievement of the first two milestones as defined in the purchase agreement. This further reduced Viragen’s ownership interest in Viragen International to approximately 70%. If ViraNative meets all of the milestones under the purchase agreement, Viragen’s ownership interest in Viragen International would be reduced to approximately 56% assuming shares are not issued for any other purposes.

NOTE H — RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS” No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually or more frequently if impairment indicators arise, for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on our financial statements.

     We have approximately $8.6 million of goodwill and other intangible assets recorded on our balance sheet as of March 31, 2002, which arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the purchase agreement. These items are subject to the provisions of SFAS No. 142 and will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill and other intangible assets for impairment.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not anticipated to have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also our Company management may make forward-looking statements orally to investors, analysts, the media and others.

     Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors—many beyond our control—that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

     Forward-looking statements might include one or more of the following:

•	projections of future revenue;

•	anticipated clinical trial commencement dates, completion timelines or results;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”.

     Factors that may cause actual results to differ materially include the risks discussed below, as well as in the “Risk Factors” section included in our Final Prospectus filed on January 18, 2002 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933. We are incorporating these “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Forms 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. We will provide you with any copy of any or all of these reports at no charge.

     Among the uncertainties that may cause our results to differ materially from our projections are:

•	whether the efficacy, price and timing of our human leukocyte interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our proposed products, and results in the receipt of regulatory approvals;

•	whether we are able to secure sufficient funding to commercialize and further develop our natural interferon product, including additional clinical trials;

•	whether we can generate revenues sufficient to offset our historical losses, or achieve profitability;

•	whether we can integrate ViraNative’s operations successfully; and

•	whether, despite receipt of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.

     Our natural interferon product was developed and is being manufactured overseas. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	Transportation delays and interruptions;

•	Unexpected changes in regulatory requirements;

•	Currency exchange risks;

•	Tariffs and other trade barriers, including import and export restrictions;

•	Political or economic instability;

•	Compliance with foreign laws;

•	Difficulties in protecting intellectual property rights in foreign countries; and

•	Exchange controls.

     Viragen International has incurred operational losses and operated with negative cash flows since its inception. Losses have totaled $7,915,274, $6,373,273 and $4,930,453 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

RECENT DEVELOPMENTS

     On September 28, 2001, we acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umea, Sweden. BioNative manufactured a human leukocyte interferon (alpha) product called ALFANATIVE®. Subsequent to the acquisition, BioNative was renamed ViraNative and ALFANATIVE was further developed into our new product, MULTIFERON®. MULTIFERON is approved in Sweden as a second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt. ViraNative has had limited sales in the past, primarily to Italy under a contractual arrangement for a semi-purified form of the product.

     The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of

Viragen International common stock at the date of the acquisition. In connection with the acquisition, the former shareholders of ViraNative are entitled to receive up to an additional 20.5 million shares of Viragen International contingent upon the attainment of certain milestones related to regulatory approvals.

     In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that their Re-registration certificate was approved and that the approval does include approval as a second line treatment for patients afflicted with any and all diseases in which patients did not respond to treatments using recombinant (synthetic) interferon. The most common maladies treated with interferon include hepatitis C, multiple sclerosis and certain cancers. Accordingly, the former shareholders of ViraNative were issued an additional 8,799,570 shares, which represent achievement of the first two milestones as defined in the purchase agreement.

     During our first fiscal quarter of 2002 and following our acquisition of ViraNative, we decided to suspend our clinical trials in the EU of OMNIFERON and focus our resources on the commercialization of MULTIFERON. Through ViraNative, we are currently evaluating Phase III clinical trial data of our MULTIFERON product in Germany, for the treatment of malignant melanoma. We believe the decision to concentrate our commercialization and clinical efforts on MULTIFERON, a product approved in Sweden and completing Phase III trials in Europe, may significantly shorten the approval process period.

     In October 2001, Viragen and Viragen International entered into an exclusive purchase and distribution agreement with a private U.S. company for the distribution of our interferon product in Taiwan for the treatment of hepatitis C patients. The agreement provides that we will initially sell $5 million in product to be used in a Phase III clinical trial in Taiwan for the treatment of hepatitis C and for compassionate sales. Subject to approval for commercialization by the Taiwanese regulatory authorities, the agreement further provides for the sale of $50 million in product per year over a five year period.

     In January 2002, Mexican regulatory authorities approved an application filed by our new strategic partner, Laboratorios Pisa, a leading Mexican pharmaceutical company. We have granted Laboratorios Pisa the exclusive rights to distribute our natural interferon in Mexico. This regulatory approval allows for the treatment of patients in Mexico with hairy cell leukemia (HCL) and chronic myelogenous leukemia (CML) who did not respond to recombinant (synthetic) interferon regimens. We plan to file applications with Mexico’s Ministry of Health to broaden the drug’s indications.

     As disclosed in the Form Def 14C filed with the Securities and Exchange Commission on March 6, 2002, Viragen (Europe) Ltd., changed its name to Viragen International, Inc. effective March 26, 2002. This change was made to provide a more accurate description of our current operations and to reflect the direction of our future plans to penetrate the global market. Viragen International’s new symbol on the OTC Bulletin Board is “VGNI.”

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to inventories, depreciation, amortization, asset valuation allowances, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

•	CONSOLIDATION. Our consolidated financial statements include the results of Viragen International and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into United States dollars using foreign exchange rates as of the balance sheet date. We translate the revenues and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive loss, a separate component of stockholders’ equity.

•	INVENTORIES. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on significant estimates. Inventories consist of raw materials and supplies, work in process and finished products. Finished products consist of bulk and purified leukocyte interferon.

•	LONG-LIVED ASSETS. We routinely evaluate the carrying value of our long-lived assets. If events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets, we would record impairment losses on long-lived assets used in operations. If impairment exists, the charge to operations would be measured as the excess of the carrying amount over the fair value of the assets.

•	STOCK-BASED COMPENSATION. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB 25, we recognize no compensation expense for these stock option grants. We account for certain stock options granted to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123—“Accounting for Stock-Based Compensation” and accordingly, recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model. The estimated fair value is re-determined each quarter using the methodologies allowable by SFAS No. 123, and the cost is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	REVENUE RECOGNITION. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured, which is generally upon shipment.

•	RESEARCH AND DEVELOPMENT COSTS. Research and development expenses include scientific salaries and support fees, laboratory supplies, consulting fees, research related travel, equipment rentals and repairs and maintenance, and utilities. All such costs are charged to research and development expense as incurred.

•	LITIGATION AND OTHER CONTINGENCIES. We monitor the status of our litigation, if any, and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, “Accounting for Contingencies”, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had a working capital deficit of approximately $1 million compared to working capital of approximately $1.2 million as of June 30, 2001. The decrease in working capital of $2.2 million compared to the previous fiscal year end balance was due primarily to the use of cash to fund operating activities totaling $4.3 million, cash used to acquire equipment and expenditures related to the acquisition of ViraNative totaling $428,000 and repayments on debt facilities totaling $120,000, for the nine months ended March 31, 2002. These expenditures were partially offset by advances from our parent company, Viragen, totaling approximately $2.7 million.

     We are currently dependent upon advances or capital contributions by Viragen to fund our operations. In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid Viragen in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared Viragen’s related shelf registration on Form S-3 (File No. 333-32306) effective. Through December 31, 2001, Viragen had raised approximately $19.2 million in additional capital, net of fees, under this agreement, which expired on December 31, 2001. Included in this total was a $1 million investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, a director of both Viragen and Viragen International, serves as chairman of Fundamental Management Corporation. During January 2002, Viragen obtained additional financing of $2.32 million, net of fees, from private institutional investors. During April and May 2002 Viragen obtained additional financing of $1.55 million, from a private institutional investor.

     During fiscal years 2001 and 2000, Viragen contributed intercompany balances of $7,415,000 and $4,785,000, respectively, to capital. As a result of these contributions, we issued Viragen 8,821,770 shares in fiscal 2001 and 3,593,347 shares in fiscal 2000.

     Viragen’s capital contributions were made at the then-current market price of our common stock. Market prices have ranged between $0.38 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen International having to repay approximately $18,028,000 in intercompany balances.

     On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen Technology, Inc., a wholly owned subsidiary of our parent Viragen, executed a termination agreement, terminating a license agreement between the parties. The license agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the license agreement and accordingly, no additional royalties due under that agreement will be recognized after September 28, 2001. The termination agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date.

     We intend to significantly expand our productive capacity of MULTIFERON in Sweden through the renovation of a 21,500 square foot facility purchased by ViraNative prior to our acquisition. The facility carries a 25 year mortgage for approximately $558,000. We estimate the cost of renovation to be approximately $4 million, incurred over an 18 month period.

     We believe that our MULTIFERON product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon and the completion of any additional clinical trial projects also depend on our ability to raise significant additional investment capital.

RESULTS OF OPERATIONS

     Our acquisition of ViraNative in September 2001 resulted in our revenue producing product, MULTIFERON. Since the date of the acquisition, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement. We believe the gross profit margin reflected on these sales is not necessarily indicative of the margins we anticipate on the sale of finished interferon. We expect the margins on finished product to be higher as the anticipated increase in selling price for highly purified product will exceed the incremental costs of the additional processing. We expect our product mix to shift significantly from the sale semi-purified material to highly purified over the next year.

     Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the quarter ended March 31, 2002 totaled approximately $1,039,000, a decrease of approximately $224,000 when compared with the same quarter of the preceding year. This decrease in research and development costs is primarily attributed to cost savings from the termination of our development efforts on our Omniferon product in our Scottish facility totaling $455,000, which was offset by research and development costs incurred by our Swedish operations, acquired in September 2001, totaling $179,000 during the same period. Cost reductions at our Scottish facility were primarily composed of scientific salaries, laboratory supplies and other related expenses.

     Research and development costs for the nine months ended March 31, 2002 totaled approximately $3,203,000. While total research and development expenses remained relatively consistent for the nine months ended March 31, 2002 compared to the same period of the preceding year, we did experience changes in the amount of expenses incurred at our different locations. We experienced a decrease in research and development costs at our Scottish facility totaling $442,000. These cost reductions were partly offset by costs incurred by our Swedish operations, acquired in September 2001, totaling $385,000. Cost reductions at our Scottish facility for the nine months ended March 31, 2002, were primarily composed of reductions in laboratory supplies, equipment repairs and maintenance and other related expenses totaling approximately $640,000 attributable to the termination of our development efforts on our Omniferon product. This decrease was partially offset by an increase in consulting fees of approximately $200,000.

     We will continue incurring research and development costs for additional clinical trial projects associated with MULTIFERON as well as other projects to more fully develop potential applications of our interferon product and related technologies. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of operations or our ability to independently raise significant additional investment capital.

     Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal and accounting professional fees and depreciation. Selling, general and administrative expenses totaled approximately $539,000 for the quarter ended March 31, 2002 compared with $312,000 for the same quarter of the preceding year. This increase of $227,000 is primarily attributed to administrative expenses incurred by our Swedish subsidiary of approximately $188,000, which was acquired in September 2001. Also contributing to the increase in selling general and administrative expenses for the three months ended March 31, 2002, was an increase in professional fees at our Florida headquarters, totaling $37,000. Selling, general and administrative expenses at out Scottish facility remained constant for the quarter ended March 31, 2002.

     Selling, general and administrative expenses totaled approximately $1,502,000 for the nine months ended March 31, 2002 compared with $789,000 for the same period of the preceding year. This increase of $713,000 is attributed to expenses incurred by our Swedish subsidiary of approximately $445,000, which was acquired in September 2001, as well as increases in expenditures at our Scottish facility totaling $162,000 for facility rent, property taxes and professional services, when compared to the same period of the preceding year. Also contributing to the increase in selling, general and administrative expenses are increases in professional fees totaling approximately $85,000 at our Florida headquarters.

     We expect our overall selling, general and administrative expenses to increase during the current fiscal year compared to prior year due to the increase in the number of administrative employees and related expenses associated with the expansion of our Swedish operations as well as additional management time spent on the commercialization of MULTIFERON. Our ability to successfully commercialize MULTIFERON will require additional marketing and promotional activities and is dependent upon Viragen’s continued funding of our operations or our ability to independently raise significant additional investment capital.

     Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets acquired consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. For the three and nine months ended March 31, 2002, amortization of intangible assets totaled approximately $52,000 and $103,000, respectively. There was no amortization of intangibles assets in the same periods of the prior year.

     Interest and other income for the quarter and nine months ended March 31, 2002, represents interest earned on cash investments. The decrease in interest income compared to the same periods of the previous year is due to the decrease in principal invested between the periods and decreased interest rates available between periods.

     Interest expense for the quarter and nine months ended March 31, 2002, primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5% to 11%. We expect our interest expense to remain at current levels on our debt obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We have elected to adopt the provisions of SFAS No. 142 beginning July 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142, did not have a material effect on our financial statements.

     We have approximately $8.6 million of goodwill and other intangible assets recorded on our balance sheet as of March 31, 2002, which arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the purchase agreement. These items are subject to the provisions of SFAS No. 142 and will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill and other intangible assets for impairment.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not anticipated to have a material impact on our financial position, results of operations or cash flows.

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

FOREIGN CURRENCY EXCHANGE RISK

     We conduct operations in several different countries. The balance sheet accounts of our European operations are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which is included in accumulated other comprehensive loss and shown in the equity section of our balance sheet.

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

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which are not participating in the adoption of the Euro.

INTANGIBLE ASSET RISK

     We have a substantial amount of intangible assets. Although at March 31, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 7, 2002, Viragen (Europe) Ltd.’s board of directors approved and recommended that our Certificate of Incorporation be amended to change our name from “Viragen (Europe) Ltd.” to “Viragen International, Inc.” On February 20, 2002, Viragen, Inc., our parent company, which owns 32,640,721 shares, or approximately 70% of the outstanding common stock entitled to vote on the proposal to amend our Certificate of Incorporation, consented to the proposed Amendment to change our name.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRAGEN INTERNATIONAL, INC.

By: /s/ Dennis W. Healey

Dennis W. Healey Executive Vice President and Principal Financial Officer

By: /s/ Nicholas M. Burke

Nicholas M. Burke Controller and Principal Accounting Officer

Dated: May 14, 2002