Form 10-K
period 2002-06-30
VIRAGEN INTERNATIONAL INC
filed 2002-09-30
CIK 785081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number 0-17827

VIRAGEN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2788282 (I.R.S. Employer Identification No.)

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
Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 25, 2002 was approximately $3,750,000.

     As of September 25, 2002, there were 46,491,740 shares of the issuer’s common stock outstanding, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

     Risk Factors included in our Final Prospectus (File No. 333-75998) pursuant to rule 424 (b)(3), dated January 18, 2002, incorporated by reference into Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

VIRAGEN INTERNATIONAL, INC.

i

PART I

Item 1.  Business

Introduction

     Viragen International, Inc. (which may be referred to as we, us or our) is a Delaware corporation. On March 6, 2002, Viragen (Europe) Ltd. changed its name to Viragen International, Inc. to provide a more accurate description of our current operations and to better describe our plans to penetrate the global market. Following our name change, our trading symbol on the OTC Bulletin Board is “VGNI.” We are a 70% owned subsidiary of Viragen, Inc., our parent company (AMEX symbol “VRA”). Our executive offices are located at 865 S.W. 78th Avenue, Suite 100, Plantation, Florida 33324, and our telephone number there is (954) 233-8377. We operate extensively through our foreign wholly owned subsidiaries, ViraNative AB, a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd., a Scottish company located in Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities. Our Viragen (Germany) GmbH subsidiary has remained dormant since inception.

     We are a biopharmaceutical company engaged in researching, developing and manufacturing products, designed to help the human immune system resist viral infections, and related technologies. We produce a natural alpha interferon product named MultiferonTM from human white blood cells, also known as leukocytes. Natural interferon stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases like hepatitis, cancer, multiple sclerosis, and HIV/AIDS.

Recent Developments

     In January 2002, the Medical Products Agency (MPA) in Sweden approved an extended indication for MultiferonTM, to include second-line treatment for any and all those patients failing previous interferon therapies, probably due to neutralizing antibodies. This approval broadens the use of the product for all indications of the recombinant interferons, where patients have not responded or have had breakthrough response and later relapsed. Main indications include hepatitis B and C, malignant melanoma, hairy cell leukemia, myeloid leukemia, multiple sclerosis and other types of cancer.

     In January 2002, Mexican regulatory authorities approved an application filed by our strategic partner, Laboratorios Pisa, S.A. de C.V., a leading pharmaceutical company in Mexico, which holds the exclusive right to distribute our natural interferon in Mexico. This marketing authorization allows for the treatment of patients in Mexico with hairy cell leukemia and chronic myeloid leukemia who did not respond to recombinant (synthetic) interferon regimens. An application has been filed with Mexico’s Ministry of Health to broaden the products approved indications, based upon the recent approval from the MPA in Sweden, the country of origin of Multiferon.

     In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon in that country, following the termination of an agreement with Tradeway Incorporated. Under this agreement, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in Taiwan. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a clinical evaluation of Multiferon which will be used to support licensure. This clinical trial is expected to take 6 to 12 months to complete and is scheduled to commence by calendar year end 2002. The initial term of the distribution agreement is five years, with an initial three year renewal term, and two additional three year renewal terms subject to six months’ written notice of termination by either party prior to the end of the initial term or a renewal term.

     A Phase-III registration clinical trial in hepatitis C is planned to be initiated by Harvester in November 2002, using our standard protocol, in 50 patients who have failed previous recombinant interferon therapies. A pre-license sales program is planned to initiate treatment of patients with Multiferon, on a patient-name basis.

     In addition to Mexico and Taiwan, other countries where Multiferon marketing programs are active and/or under negotiation to start in the near future include: Indonesia, Thailand, Egypt, Turkey, Pakistan, Oman, United Arab Emirates, Philippines, South Korea, South Africa, Spain, Brazil and other Latin American countries.

Operations

     On September 28, 2001, Viragen International, Inc. acquired all of the outstanding shares of BioNative AB, a privately-held biotechnology company located in Umeå, Sweden. BioNative manufactured a human leukocyte interferon (alpha) product called Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative AB and Alfanative was further developed into our new product, Multiferon. Multiferon is approved in Sweden for the treatment of chronic myeloid leukemia (CML), hairy cell leukemia (HCL) and for the treatment of any and all diseases for which recombinant interferon therapy failed or the patient was unable to tolerate the regimen. This broad second line approval is expected to follow in the countries in which Multiferon is currently approved as a second line therapy for CML and HCL. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt.

     During our first fiscal quarter of 2002, following our acquisition of ViraNative, we suspended our clinical trials of Omniferon in the EU, our previous generation human leukocyte interferon, and focused our resources on the commercialization of Multiferon. Through ViraNative, we have recently concluded a Phase III clinical trial of our Multiferon product in Germany for the adjuvant treatment of malignant melanoma, which may position Multiferon as a product of choice for this indication.

     We will require significant additional financing to continue conducting and complete additional clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals of any product. Clinical testing toward European Union and/or U.S. Food and Drug Administration approval is an expensive and complex process that is expected to take many years to complete, with no assurance that regulatory approvals for therapies or new countries will eventually be obtained.

Strategic Alliances and Supply Agreements

     In April 2002, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate. This agreement supersedes the original agreement signed with AGC in November 1998. The agreement provides for the purchase and distribution of our human leukocyte interferon product, Multiferon. AGC’s designated territories include: India, Pakistan, Saudi Arabia, Kuwait, Yemen, Oman, UAE, Sri Lanka, Bangladesh, Nepal, Brunei, and other Middle Eastern countries. Regulatory approval procedures have been initiated in Pakistan, Oman and UAE.

     AGC must purchase a minimum of $20 million of product over five years increasing from $2 million the first year to $3 million the second year and $5 million for three years. The purchase minimums become binding on AGC if and when:

•	AGC receives the required regulatory approvals for product commercialization in all of the above territories, and

•	we receive the regulatory approvals to export our product to AGC’s territories.

     AGC has agreed to provide us with its projected annual requirements to be updated quarterly. Projected requirements in excess of agreed purchase minimums are binding on AGC. The purchase minimums, if contractually triggered, will be secured by a $1 million irrevocable revolving letter of credit. AGC, Viragen International and Viragen have agreed that if and when we obtain regulatory approval for commercialization of the product in the United States and/or Europe, all parties will negotiate in good faith an amendment to the agreement which could modify the purchase minimums and selling price.

     Under the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of the product in their designated territories. AGC is also responsible for all subsequent sales, marketing and distribution activities. AGC is required to build, own and operate, at their expense, a pharmaceutical distribution facility in a mutually agreeable location within the territories. AGC has informed us that they initially intend to focus on distribution for the treatment of hepatitis B and C. These diseases are at epidemic proportions in the designated territories. In light of the current political climate, this agreement may be modified or substantially changed in accordance with any new laws, rules or regulations.

     In September 2002, we entered into an exclusive agreement with Drogsan Healthcare Ltd. to exclusively distribute Multiferon in Turkey following the notification from MetDem, our prior distributor, of their intent to exit the healthcare market. Drogsan Healthcare is a leading pharmaceutical company in Turkey, with experience in the distribution of pharmaceutical products. Regulatory documentations to start registration approval procedure have been provided to Drogsan Healthcare and the agreement provides that Drogsan will obtain and maintain the appropriate regulatory approval in Turkey, including responsibility for all associated costs.

     In January 2002, regulatory authorities in Mexico approved an application filed by our strategic partner, Laboratorios Pisa, S.A. de C.V., a leading pharmaceutical company in Mexico, which holds the exclusive right to distribute our natural interferon in Mexico. This marketing authorization allows for the treatment of patients in Mexico with hairy cell leukemia and chronic myeloid leukemia who did not respond to recombinant (synthetic) interferon regimens. An application has been filed with Mexico’s Ministry of Health to broaden the products approved indications, based upon the recent approval from the MPA in Sweden, the country of origin of Multiferon.

     In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon in that country, following the termination of an agreement with Tradeway Incorporated. Under this agreement, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in Taiwan. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a clinical evaluation of Multiferon which will be used to support licensure. This clinical trial is expected to take 6 to 12 months to complete and is scheduled to commence by calendar year end 2002. The initial term of the distribution agreement is five years, with an initial three year renewal term, and two additional three year renewal terms subject to six months’ written notice of termination by either party prior to the end of the initial term or a renewal term. During the original five-year term, Harvester has agreed to purchase a minimum of $4 million worth of product.

     A Phase-III registration clinical trial for hepatitis C is scheduled to be initiated in Taiwan in November 2002, comprised of 50 patients who have failed previous recombinant interferon therapies. A pre-license sales program is planned for the treatment of patients with Multiferon, on a patient-named basis, subject to regulatory approval.

     In addition to Mexico and Taiwan, other countries where Multiferon marketing programs are active and/or under negotiation to start in the near future include: Indonesia, Thailand, Egypt, Turkey, Pakistan, Oman, United Arab Emirates, Philippines, South Korea, South Africa, Spain, Brazil and other Latin American countries.

The Interferon Industry

     Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies, including Viragen, Inc., were working to solve the problem of the high cost related to the industrial-scale production of natural interferon. In 1985, Hoffmann-La Roche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using recombinant DNA technology.

These companies subsequently received U.S. Food and Drug Administration approval to produce and market their recombinant alpha interferon products for numerous indications.

     After the emergence of recombinant or synthetic alpha interferon, the medical community’s interest in natural interferon diminished. This was due primarily to the limited availability and higher cost of production of natural interferon. Most clinical studies thereafter utilized a synthetic product.

     Hoffmann-La Roche, Inc. and Schering-Plough Corporation, producers of Intron A™ and Roferon™ respectively, continue to actively market their products for a wide range of indications and promote the therapeutic benefits of their synthetic interferon products. In 1993, Chiron Corp. received U.S. Food and Drug Administration approval of BetaSeronTM, its recombinant beta interferon, for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received U.S. Food and Drug Administration approval for AvonexTM, its recombinant beta interferon, for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received U.S. Food and Drug Administration approval of its peptide chemical compound, CopaxoneTM, for relapsing/remitting multiple sclerosis.

     The current worldwide market for interferon, which is dominated by the recombinant interferons, is estimated to be approximately $3 billion. Pegylated versions of the drug have been produced to enable certain patients to receive treatment who otherwise could not tolerate the recombinant (synthetic) therapy.

The Product

     We derive our human leukocyte interferon from human white blood cells also known as leukocytes. Natural interferon is one of the body’s natural defensive responses to foreign substances like viruses. It is so named because it “interferes” with viral growth. Natural interferons are naturally-produced proteins that induce anti-viral, anti-tumor and immunomodulatory responses within the body. Clinical studies indicate that interferons may also inhibit malignant cell and tumor growth without affecting normal cell activity.

     There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a multi-species natural, human leukocyte-derived alpha interferon. This is produced by incubated human white blood cells. The introduction of an agent that is not normally pathogenic in humans induces the cells to produce natural interferon as the body’s mechanism of defense. Natural interferon is then separated from other natural proteins and purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

     Currently, approximately 90% of the interferon market is dominated by recombinant products. This is mainly due to the high cost and complexity of producing natural interferon. We believe that there are certain advantages to the natural interferon products, especially in terms of tolerability by the body.

     Clinical studies indicate that there may be significant therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies reduce the effectiveness of the treatment or may cause adverse side effects. We believe that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than those caused by a recombinant or synthetic interferon.

Applications of Interferon

     Human leukocyte interferon is a naturally occurring protein which serves to enhance the body’s immune response to viral infections. It has been clinically proven that interferons can arrest the progress of many viral based infections, reducing adverse symptoms and disease related complications.

Hepatitis

     The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C, previously known as “non-A, non-B hepatitis”, affects an estimated 4 million Americans and 5 million Europeans. Approximately 30,000 new cases of hepatitis C are diagnosed each year in the U.S. and it is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. Based on a review of published literature and evaluation by our scientific staff and advisors, we believe that our natural interferon product may prove effective in the treatment of this indication. The U.S. Food and Drug Administration has approved certain interferons for the treatment of hepatitis C including:

•	Hoffmann-La Roche’s RoferonTM,

•	Schering-Plough’s Intron ATM, and Peg Intron A™ — used in conjunction with Ribotrol™, and

•	Amgen’s InfergenTM.

     Following our acquisition of ViraNative in September 2001, we terminated our clinical trials in the EU for hepatitis C with our Omniferon product. This decision reflected our intention to focus our scientific and financial resources on our Multiferon product. Local Phase III/IV clinical trials are expected to be required to register the drug in various foreign countries. The costs of these clinical studies are expected to be underwritten by the local exclusive distributors.

     Approximately 45% of the world population lives in areas with a high prevalence of hepatitis B infection. In these areas, the lifetime risk of infection can exceed 60%. Most infections in these areas are acquired at birth or during early childhood, when the risk of developing chronic infection is highest. The United States is not in a high prevalence area. In the U.S., approximately 300,000 cases of acute hepatitis B are diagnosed annually. Between 2% and 10% of these patients develop chronic infections. These infections put the patients at risk of progressive liver disease possibly leading to cirrhosis and/or hepatocellar carcinoma.

     Synthetic interferon alpha is the only U.S. Food and Drug Administration approved drug for hepatitis B. It has proven to be effective in the treatment of some cases. We believe that our human leukocyte interferon may also prove effective in the treatment of hepatitis B. However, prior to approval, extensive clinical trials costing many million dollars would be required. These studies could take several years to complete. A U.S. based manufacturing facility would also be required.

Melanoma

     Melanoma is a type of cancer which originates in the melanocytes, the cells responsible for pigmentation. Over 30,000 cases per year are diagnosed in the United States alone. Melanoma has one of the fastest growing occurrence rates, increasing at a rate in excess of 4% per year. Lifetime risk of developing melanoma in an average American is currently about one in 75 and it is the most commonly occurring cancer in women between the ages of 25 and 29. Melanoma is second only to breast cancer in women ages 30 to 34.

     We have now available the data derived from the Phase III clinical trial in Germany with Alfanative (Multiferon™) for the treatment of malignant melanoma, which show promising results. The study involved 235 patients with malignant melanoma in 20 centers, who were randomized to receive either Alfanative with dacarbazine or no adjuvant therapy.

     The results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least similar to that obtained with high-dose recombinant interferon regimen. Two findings in the study suggest that adjuvant treatment chosen in this study will have a long-term beneficial effect on overall survival. First, the proportion of patients who were alive without distant metastases was significantly higher in the treated patients (55%) than in the untreated patients (37%). Second, patients who had withdrawn from the observation group (and received other types of treatment) retrospectively were found to have had a higher mortality rate than those who had been subject to regular follow up. A major advantage of the type of adjuvant therapy used in this study is its relative lack of toxicity. The tolerability of the regimen contrasts to the frequent, often severe adverse effects found with the high-dose recombinant interferon alpha regimen. The regimen used in the study was well tolerated. This was not surprising in view of earlier reports showing that 3 million units three times per week of natural interferon alpha usually can be administered for several years without any major discomfort to the patient and that the adverse effects caused by natural interferon alpha are equal to or less pronounced than those associated with the identical dosage of recombinant alpha treatment.

Chronic Myeloid Leukemia

     Chronic myeloid leukemia is one of a group of diseases called myeloproliferative disorders. It is usually recognized by a distinctive cytogenetic abnormality, known as the Philadelphia chromosome. The current treatment for chronic myeloid leukemia is high dose chemotherapy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease. This kind of therapy affects both the presence of leukemia cells and the number of bone marrow cells having the Philadelphia chromosome.

     Through ViraNative we are approved in Sweden to manufacture and distribute Multiferon for the treatment of patients with chronic myeloid leukemia and hairy cell leukemia, who did not respond to treatment with recombinant interferon.

Multiple Sclerosis

     Multiple sclerosis (MS) is a chronic, often disabling disease of the central nervous system. This disease often attacks young adults. It is estimated that there are approximately 350,000 patients in the U.S. and a similar number in Europe.

     Multiple sclerosis has been an important potential market for recombinant interferon beta preparations and this is a growing segment worldwide, valued at almost $2 billion in 2001. Natural interferon alpha has shown beneficial effects in multiple sclerosis. Clinical studies have shown that neutralizing antibodies to interferon alpha and interferon beta are not cross reactive in MS patients, which means that Multiferon could be of therapeutic benefit to overcome relapse due to antibody formation in MS patients treated with a recombinant interferon beta preparation.

     No application has been submitted in the U.K. or U.S. for the treatment of multiple sclerosis utilizing Multiferon. Completion of clinical trials for multiple sclerosis, if commenced, is expected to take several years and require significant additional funding.

Manufacture of Interferon

     Human white blood cells, also known as leukocytes, and a stimulating agent are needed to produce human leukocyte derived interferon. These raw materials are readily available to us. A virus, which is not normally pathogenic to humans, is introduced into the white blood cell culture and it induces the cell to produce interferon. The interferon is then separated from other proteins, extracted and purified. Currently, we are manufacturing our human leukocyte interferon, Multiferon, in our Swedish facilities.

     We believe that production methods we have developed, as well as enhanced methods currently under development, will continue to reduce our costs of production and, ultimately, the market price of human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the level of manufacturing proficiency and product improvement hoped for.

Research and Development

     The entire process of research, development and the approval by any governmental regulatory agency including the European Union and/or U.S. Food Drug Administration of a new biopharmaceutical drug takes many years. It also requires substantial funding and clinical support.

     During the first fiscal quarter of 2002 and following our acquisition of ViraNative, we suspended our clinical trials of Omniferon. The Company elected to focus its scientific and financial resources on Multiferon.

     We have now available the data derived from the Phase III clinical trial in Germany with Alfanative (Multiferon) for the treatment of malignant melanoma, which show promising results. The study involved 235 patients with malignant melanoma in 20 centers, who were randomized to receive either Alfanative with dacarbazine or no adjuvant therapy.

     Research and development costs totaled $4,067,884, $4,964,145, and $3,511,805 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Intellectual Property

     We believe our natural alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to offer the drug at a price competitive with the recombinant interferons.

     In August 2002, Viragen was granted an additional patent (#6,433,144 B1) from the United States Patent & Trademark Office for a process relating to the manufacture of human natural alpha interferon from human white blood cells. This invention also relates to methods for isolating highly-purified mixtures of natural type I interferons from white blood cells and also to highly-purified mixtures of natural type I interferons which resemble natural type I interferon in that it includes 9 subtypes and specifically protects certain novel purification steps in it manufacture that increases purity to 95-98%.

     In February 2002, Viragen was granted a patent (#6,350,589 B1) from the United States Patent & Trademark Office for a process relating to the manufacture of human natural alpha interferon from human white blood cells. The patent, “Compositions of Highly-Purified Natural Mixtures of Type 1 Interferon Derived from Leukocytes and Methods” relates to methods for isolating highly-purified mixtures of natural type I interferons from white blood cells and also to highly-purified mixtures of natural type I interferons which resemble natural type I interferon in that it includes 9 subtypes.

     ViraNative has filed 4 patents relating to human leukocyte interferon and related production processes. Viragen also submitted several foreign patent applications relating to natural interferon for topical use. Several of these patents have been granted. During fiscal 1999, a Japanese company challenged Viragen’s patent issued in Japan for the topical use of interferon. This patent was successfully defended.

     Under a license agreement between Viragen Technology, Inc., a wholly owned subsidiary of Viragen, and Viragen (Scotland), our wholly owned subsidiary, dated July 12, 1995, we had exclusive rights to Viragen’s interferon related technologies. These included technologies covered by patent for all countries in the European Union. In addition, we had the non-exclusive rights to Viragen’s technology throughout the world, excluding the United States and its territories. We agreed to pay Viragen a licensing fee ranging from 10% to 5% of sales, with a minimum of $2 million per year, subsequently modified to $167,000 per month. Viragen had deferred the minimum licensing payment in cash until we had the necessary cash flow to meet this payment. In June 2001, accrued licensing fees of $5,333,333 owed to Viragen were paid through the issuance of 6,274,510 share of our common stock. The initial term of this agreement was for 15 years and automatically renewed for two successive 15-year periods.

     On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen Technology, Inc., executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit the Multiferon technology acquired through the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional royalties due under that agreement will be recognized. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 royalty accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date unless extended through mutual agreement of the parties.

     In August 2000, the World Intellectual Property Organization published our international patent application related to methods of isolating highly purified natural type 1 interferons.

     United States and foreign patents have been issued to others for genetically engineered and human-derived interferons. In the event of valid claims, we may have to negotiate license agreements with patent holders to use some processes and products. We believe that we do not infringe upon any current patent.

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

Regulation

     Our activities, products and processes are subject to substantial government regulation within the United States, the European Union and other foreign jurisdictions. The U.S. Food and Drug Administration, foreign jurisdictions and state and local agencies regulate the manufacturing, advertising, labeling and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, marketing and manufacture of any biologic products, including ours. Regulatory approvals for commercialization of any new product takes significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining approvals requires extensive prior animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities. This process takes many years and substantial funding.

     Beginning in 1998, approval of a new drug for use in the entire EU became possible though the European Medicine Evaluation Agency’s Mutual Recognition Procedure. The use of this process may allow for product approval across the EU member states. Subject to the successful completion of clinical trials, we believe this would be the most efficient way of achieving regulatory approval throughout the countries within the EU. The European Medicines Evaluation Agency does not, however, have jurisdiction over product pricing. Product pricing and patent reimbursement guidelines are dictated by the individual EU member states and are subject to change.

     In Europe and the United States, human clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine any early side effects and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide preliminary data on the effectiveness and safety of a new drug product. If Phase II evaluations indicate potential effectiveness with an acceptable safety profile, Phase III trials are performed. Phase III is performed to conclusively demonstrate clinical effectiveness and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

     American pharmaceutical manufacturers who sell outside of the United States are also subject to U.S. Food and Drug Administration jurisdiction. Semi-finished drugs may be shipped, under controlled circumstances, for further processing, packaging, labeling and distribution to third parties in approved foreign countries. This controlled distribution is also subject to the laws that apply in the importing countries. For Viragen to conduct this type of sale, we must comply with all U.S. Food and Drug Administration rules and regulations.

     It is possible that foreign regulatory authorities or the U.S. Food and Drug Administration could modify or expand their approval criteria or reporting requirements. These changes could significantly increase the time and expense to develop a new product and bring that product to market.

Supply Agreements

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

     During fiscal year 1998, we were notified that, due to concerns over the possible presence of Mad Cow disease in the UK blood supply, human leukocytes collected in Scotland would not be approved for use in our clinical trials or potential commercial production. This prohibition is still in place and will remain until the European regulatory authorities are satisfied that the risk of contamination has been minimized or eliminated. Due to this situation, we have been using leukocytes collected in Germany under our preferential access German Red Cross contractual arrangements, as well as from other approved sources.

     In February 2001, we entered into a new agreement with the Common Services Agency of Scotland. This agreement replaced the July 1995 license and manufacturing agreement. Under the terms of the new agreement, the Common Services Agency, acting through the Scottish National Blood Transfusion Service, agreed to supply specific manufacturing and quality control and assurance services. The agreement provides for a pre-negotiated pricing structure for all services. Any or all services may be terminated with three months notice by either party except for dispensing, capping, coding and inspection which requires six months notice.

     In the event the restrictions on the UK blood supply are removed, the Scottish National Blood Transfusion Service has agreed to supply us exclusively with all available white cells collected by them at their cost. We have agreed to pay them $11,000 per year for this provision. We have the exclusive access to these white cells for the longer of seven years or the duration of our commitment to provide them with a portion of our Scottish based production.

     In March 1998, Viragen (Germany) GmbH entered into a contractual agreement with the German Red Cross. Under this agreement Viragen (Germany) has preferential access to up to 1,000,000 leukocytes per year. We agreed to provide the German Red Cross a percentage of sales and priority distribution of product using leukocytes provided under this agreement. Leukocytes provided from the German Red Cross are approved for use in our Swedish and Scottish facilities. We are not currently ordering or receiving leukocytes under this agreement.

     ViraNative also has a separate supply agreement with the German Red Cross which was already in place at the time of our acquisition of ViraNative. Our Swedish facility continues to receive leukocytes under this agreement.

Competition

     Competition in the research, development and production of interferon and other immunological products is intense and growing. Our competition includes many major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including Hoffmann-La Roche, Inc., Schering-Plough Corporation, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with their recombinant interferons (alpha and beta) and other immunological products in the areas of cancer and viral infections, including hepatitis C. Alfa Wassermann, one of our customers, is presently producing a low purified natural alpha interferon product with distribution primarily in Italy.

     We believe that competition is also based on production ability, technological superiority and administrative and regulatory expertise in obtaining governmental approvals for testing, manufacturing and marketing of the product.

     The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product’s eventual success. Early marketing has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. We are not presently a competitive factor in the biopharmaceutical industry.

Employees

     As of September 25, 2002 Viragen International has 63 full-time employees. Of these, 8 are administrative personnel. The remaining 55 employees are research and development, manufacturing and quality assurance/quality control personnel. Our domestic and Scottish based employees are not represented by any collective bargaining agreements. The majority of our Swedish based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees to be good.

Item 2.  Properties

     Viragen and Viragen International maintain shared administrative offices in a 14,800 square foot facility, located at 865 S.W. 78th Avenue, Suite 100, Plantation, FL 33324, phone: (954) 233-8377.

     In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in the Pentlands Science Park in the Edinburgh area of Scotland. The facility consists of approximately 13,000 square feet with base monthly rental payments of approximately $25,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. We exercised our first option to extend in October 2001. This extended our lease through October 2006.

     In April 2002, Viragen (Scotland) executed a one year lease agreement for office space in Glasgow, Scotland. The base monthly rental payment on this lease is approximately $1,900. The lease expires in March 2003 and is not expected to be extended.

     Through ViraNative, we lease approximately 22,800 square feet of laboratory, production and office facilities in Umeå, Sweden. This space is covered by three separate leases. The initial term of these leases has expired and each is renewable on a year-by-year basis in March of each year, cancelable with 12 months notice, at a total lease cost of approximately $25,000 per month. The leases were renewed in March of 2002 and extended through March 2004.

     ViraNative also owns a 21,500 square foot building which is currently under renovation. This building was purchased to provide expanded production capacity and is intended to eventually house all of ViraNatives’ research, production and administrative facilities. This facility carries a 25 year mortgage held by a Swedish bank for approximately $623,000.

     We consider all of our properties as suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

Item 3.  Legal Proceedings

     On August 15, 2002, Viragen, Inc., our parent company, was named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-0147812). Medicore, the former parent company of Viragen, is alleging breach of contract in relation to royalties it alleges are due from present and future sales of Viragen’s natural interferon product, which was independently developed by BioNative AB. BioNative was acquired by Viragen International in September 2001 and subsequently renamed ViraNative.

     Viragen, Inc. and Medicore, Inc. entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

These royalties are to be paid until the total of $2,400,000 is achieved. The agreement also states that royalties of approximately $108,000 previously accrued as payable to Medicore will be the final payment.

     Sales of our natural interferon product totaled approximately $1.3 million for the fiscal year ended June 30, 2002. If it is determined that payment of the royalties is to be made, the amount owed on these sales would be approximately $65,000. This amount has not been accrued as of June 30, 2002.

     Viragen, Inc. evaluated the complaint filed by Medicore and filed their response in September 2002. Viragen intends to rigorously defend its position in this action.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

     Viragen International, Inc.’s common stock trades on the over-the-counter bulletin board, under the symbol “VGNI.” The following table sets forth the high and low closing quotations for our common stock since July 1, 2000.

	High	Low

2001-2002 Period
First Quarter ended 09/30/01	$1.15	$0.65
Second Quarter ended 12/31/01	1.35	0.65
Third Quarter ended 03/31/02	1.01	0.55
Fourth Quarter ended 06/30/02	0.70	0.33
2000-2001 Period
First Quarter ended 09/30/00	$1.34	$0.72
Second Quarter ended 12/31/00	2.63	0.63
Third Quarter ended 03/31/01	1.02	0.47
Fourth Quarter ended 06/30/01	1.00	0.52

     The above quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

     As of September 25, 2002, we had approximately 140 shareholders of record. On that date, the closing price of our common stock was $0.28 per share.

     We have never paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because:

•	we have experienced losses since inception,

•	we have significant capital requirements in the future, and

•	we presently intend to retain earnings, if any, to finance the expansion of our business.

     Future dividend policy will depend on:

•	our earnings, if any,

•	capital requirements,

•	expansion plans,

•	financial condition, and

•	other relevant factors.

Item 6.  Selected Financial Data

     The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen International for the fiscal years ended June 30, 2002, 2001 and 2000 and the consolidated balance sheet data as of June 30, 2002 and 2001 have been derived from Viragen International’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 1999 and 1998 and the consolidated balance sheet data as of June 30, 2000, 1999 and 1998 have been derived from Viragen International’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended June 30,

	2002	2001	2000	1999	1998

STATEMENTS OF OPERATION

Product sales	$1,275,264	$—	$—	$—	$—
Interest and other income	206,506	167,223	16,752	49,762	37,474
Net loss	(5,591,241)	(7,915,274)	(6,373,273)	(4,930,453)	(4,642,126)
Basic and diluted net loss per common share	(0.14)	(0.33)	(0.37)	(0.46)	(0.65)
Weighted average common shares outstanding	40,978,950	23,715,565	17,046,066	10,607,393	7,116,059

	At June 30,

	2002	2001	2000	1999	1998

BALANCE SHEET DATA

Working capital (deficit)	$110,929	$1,154,822	$4,354,559	$(582,995)	$213,246
Total assets	19,153,379	6,519,941	9,192,873	4,909,596	5,053,272
Long-term debt	1,023,948	25,488	—	131,973	160,043
Advances from Parent	4,749,982	—	4,392,359	—	—
Stockholders’ equity	9,551,471	5,066,596	619,965	2,480,500	1,823,623

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     Factors that may cause actual results to differ materially include the risks discussed below, as well as in the “Risk Factors” section included in our Final Prospectus (File No. 333-75998) filed on January 18, 2002 with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) of the Securities Act of 1933. We are incorporating these “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. We will provide you with any copy of any or all of these reports at no charge.

     Among the uncertainties that may cause our results to differ materially from our projections are:

•	whether the efficacy, production, price and timing of our human leukocyte interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals;

•	whether we are able to secure sufficient funding to complete product development, including clinical trials, and successfully market our product;

•	whether we can generate revenue sufficient to offset our historical losses, or achieve profitability;

•	whether we can continue to integrate ViraNative’s operations successfully; and

•	whether, despite achievement of regulatory approvals, our products are accepted as a treatment superior to that of our competitors.

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

     Viragen International has incurred operational losses and operated with negative cash flows since its inception. Net losses have totaled $5,591,241, $7,915,274, and $6,373,273 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, the Company evaluates its estimates, including those related to inventories, depreciation, amortization, asset valuation allowances, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

•	Consolidation. Our consolidated financial statements include the results of Viragen International and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into United States dollars using foreign exchange rates as of the balance sheet date. We translate the revenue and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive loss, a separate component of stockholders’ equity.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished products. Finished products consist of bulk and purified leukocyte interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished goods costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

•	Long-lived assets. We routinely evaluate the carrying value of our long-lived assets. If events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets, we would record impairment losses on long-lived assets used in operations. If impairment exists, the charge to operations would be measured as the excess of the carrying amount over the fair value of the assets.

•	Stock-based compensation. Our employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations. We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. In accordance with APB No. 25, we recognize no compensation expense for these stock option grants. We account for certain stock options granted to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and accordingly, recognize as expense the estimated fair value of such options as calculated using the Black-Scholes valuation model. This expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

•	Revenue recognition. We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Research and development costs. Research and development expenses include scientific salaries and support fees, laboratory supplies, consulting fees, research related travel, equipment rentals and repairs and maintenance, and utilities. All such costs are charged to research and development expense as incurred.

•	Litigation and other contingencies. We monitor the status of our litigation, if any, and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, “Accounting for Contingencies”, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

     The Company believes that its cash and cash equivalents and working capital are not sufficient to meet its operating requirements through the end of fiscal 2003. The Company’s operating losses and working capital requirements continue to adversely affect cash flow. In the event of our parent company’s inability to continue to fund our operations, or our inability to raise capital, or a lack of expanded revenue from the sale of our natural interferon product, the Company will likely be unable to meet its operating requirements through the end of fiscal 2003. In this event, we would be required to significantly curtail or suspend our operations. As a result of these financial conditions, the report of our independent certified public accountants on our June 30, 2002 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.

     During fiscal 2002, the company’s funding consisted of revenue generated from the sale of it natural interferon product totaling approximately $1,275,000 and contributions from our parent company, Viragen, totaling approximately $4,750,000.

     At June 30, 2002, working capital totaled approximately $111,000, a decrease of approximately $1,044,000 when compared to working capital of $1,155,000 as of June 30, 2001. This decrease in working capital is primarily attributed to the use of cash to fund operations totaling approximately $6,033,000, as well as the purchase of plant equipment totaling approximately $572,000. This decrease was partially offset by inter-company transfers from our parent company, Viragen, totaling approximately $4,750,000.

     Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.

     We are currently dependent upon revenue generated from the sale of our natural interferon product, Multiferon, and advances or capital contributions by Viragen to fund our operations. In December 1999, Viragen retained the investment banking firm of Ladenburg Thalmann & Co., Inc. to aid Viragen in raising up to $60 million in additional investment capital, on a best efforts basis. On March 21, 2000, the Securities and Exchange Commission declared Viragen’s related shelf registration on Form S-3 (File No. 333-32306) effective. Through December 31, 2001, the date of the expiration of this agreement, Viragen had raised approximately $19.2 million in additional capital, net of fees. Included in this total was a $1 million investment by Active Investors Ltd. II, an investment fund controlled by Fundamental Management Corporation. Carl N. Singer, a director of both Viragen and Viragen International, serves as chairman of Fundamental Management Corporation. From January 2002 through our fiscal year end, Viragen raised an additional $2.6 million through the issuance of approximately 3.54 million shares of its common stock and warrants to purchase 177,051 shares of common stock to a series of institutional investors. The warrants carry a term of 3 years and are exercisable at prices ranging from $0.74 to $0.91 per share.

     During fiscal years 2002, 2001 and 2000, Viragen supported our operations through fundings of approximately $4,750,000, $2,751,000 and $9,568,000, respectively. During fiscal years 2001 and 2000 Viragen contributed intercompany balances of $7,415,000, and $4,785,000 to capital, respectively. As a result of these contributions, we issued to Viragen 8,821,770 shares in fiscal 2001 and 3,593,347 shares in fiscal 2000. Viragen’s capital contributions have been made at the then-current market price of our common stock. Market prices have ranged between $0.56 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen International having to repay approximately $12,200,000 in inter-company balances.

     On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen Technology, Inc., a wholly owned subsidiary of our parent Viragen, executed a termination agreement, terminating a license agreement between the parties. The license agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the license agreement and accordingly, no additional royalties due under that agreement will be recognized after September 28, 2001. The termination agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date, unless extended through mutual agreement of the parties. Through June 29, 2001, we had accrued $5,333,333 in licensing fees payable to Viragen. However, in order to improve our capitalization, and prior to entering into a letter of intent for the purchase of ViraNative AB, we settled this accrued balance. On June 29, 2001, we issued to Viragen 6,274,510 common shares, valued at $0.85 per share, the then current market price of the shares transferred.

     We intend to significantly expand our productive capacity of Multiferon in Sweden through the phased renovation of a 21,500 square foot facility purchased by ViraNative prior to our acquisition. We estimate the cost of renovation to be approximately $6 million, to be incurred over an 18 month period. Based on Multiferon product demand and available financing, the new facility could be further expanded and equipped. Such an expansion, if warranted, could cost up to an additional $7 million. The facility carries a 25 year mortgage for approximately $623,000.

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

Results of Operations

2002 Compared to 2001

     As a result of our acquisition of ViraNative in September 2001, the Company began recognizing revenue through the sale of human leukocyte interferon. Since the date of the acquisition, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy, Alfa Wasserman, under a contractual arrangement. The loss of this customer prior to significant revenues from the sale of our highly purified product would have a material adverse effect on our results of operations. We believe the gross profit margin reflected on sales of our bulk product is not necessarily indicative of the margins we anticipate on the sale of our finished interferon product, Multiferon. We expect the margins on finished product to be higher as the anticipated increase in selling price for highly purified product will exceed the incremental costs of the additional processing. We expect our product mix to shift significantly from the sale of semi-purified material to highly purified over the next year.

Research and Development Costs

     Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the fiscal year ended June 30, 2002 totaled approximately $4,068,000, a decrease of approximately $896,000 from the previous fiscal year. This decrease was primarily attributed to cost savings from the termination of our development efforts on our Omniferon product in our Scottish facility totaling approximately $1,533,000, which was offset in part by research and development costs incurred by our Swedish operations, acquired in September 2001, totaling approximately $552,000 during the same period. Cost reductions at our Scottish facility were primarily composed of scientific salaries, laboratory supplies and other related expenses.

     We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our interferon product and related technologies. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of operations or our ability to independently raise significant additional investment capital.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal and accounting professional fees and depreciation. Selling, general and administrative expenses totaled approximately $2,171,000 for the fiscal year ended June 30, 2002 compared with approximately $1,116,000 for the fiscal year ended June 30, 2001. This increase of approximately $1,055,000 is primarily attributed to administrative expenses incurred by our Swedish subsidiary of approximately $661,000, which was acquired in September 2001. Also contributing to this increase, were increases in legal fees and the allocation of certain administrative services provided by Viragen at our Florida headquarters, totaling approximately $47,000 and $169,000, respectively, due mainly to our acquisition of ViraNative in September 2001. In addition, during the fiscal year ended June 30, 2002, our Scottish subsidiary experienced increases in selling, general and administrative expenses totaling approximately $84,000 and $77,000 related to professional fees and facility lease expense, respectively.

     We expect our overall selling, general and administrative expenses to increase in the foreseeable future as a result of the increase in the number of administrative employees and related expenses associated with the expansion of our Swedish operations as well as additional management time spent on the commercialization of Multiferon. Our ability to successfully commercialize Multiferon will require additional marketing and promotional activities and is dependent upon Viragen’s continued funding of our operations or our ability to independently raise significant additional investment capital.

Licensing Fee Expenses

     Licensing fee expense totaled $500,000 for the fiscal year ended June 30, 2001. The decrease of $1,500,000 when compared to the previous fiscal year is attributed to the termination of the license agreement between Viragen (Scotland), our Scottish subsidiary, and Viragen. The termination agreement was executed following our acquisition of ViraNative effective September 28, 2001, as we intend to commercially exploit our Multiferon technology.

Amortization of Intangible Assets

     Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets acquired consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. For the fiscal year ended June 30, 2002, amortization of intangible assets totaled approximately $156,000. There was no amortization of intangibles assets during the preceding two fiscal years.

Interest and Other Income

     The primary components of interest and other income are interest earned on cash and cash equivalents, gains or losses on the disposal of property and equipment, and gains or losses on foreign exchange. The increase in interest and other income of approximately $39,000 during the fiscal year ended June 30, 2002 is attributed to an increase in gains on foreign exchange. The increase was partially offset by a decrease in interest income resulting from a decrease in principal invested between the periods.

Interest Expense

     Interest expense for the fiscal year ended June 30, 2002, primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5% to 11%. We expect our interest expense to remain at current levels on our debt obligations.

Income Tax Benefit

     We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2002, income tax benefit totaled approximately $868,000. This amount consisted of income tax benefits totaling approximately $810,000 for tax credits from research and development activities in Scotland and $58,000 related to the amortization expense on certain intangible assets related to the ViraNative acquisition. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $605,000. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2002, we had a net operating loss carry forward of approximately $3.4 million for U.S. federal income tax purposes.

2001 Compared to 2000

     During fiscal 2001 Viragen International incurred significant research and development costs related to the development, scale-up and clinical trial projects associated with our interferon product. During the same period, we also realized an overall increase in our research and development costs as a result of our collaborative agreements with the Memorial Sloan-Kettering Cancer Center and Cancer Research Campaign Technology Ltd.

Research and Development Costs

     Research and development costs totaled $4,964,000 and $3,512,000 during fiscal years 2001 and 2000, respectively. The increase of approximately $1,452,000 can be attributed to the increase in research activity related to our interferon product and the collaborative agreements as described above. This overall increase included increases in scientific salaries and support fees of approximately $887,000 between periods. Research related travel expenses also increased by $175,000 during the year ended June 30, 2001, when compared to the prior year. Additionally, repairs and maintenance expenses attributed to laboratory production facilities increased approximately $171,000, during the twelve months ended June 30, 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative totaled approximately $1,116,000 for the fiscal year ended June 30, 2001, an increase of $260,000 when compared to the previous fiscal year. This increase is mainly attributed to an increase in legal fees totaling approximately $190,000 related to contract negotiations, patent reviews and patent filing activities.

Licensing Fee Expenses

     For the fiscal year ended June 30, 2001, Viragen International incurred a total of $2,000,000 in licensing fees. These fees represent the minimum annual payment under the technology license agreement between Viragen (Scotland), our Scottish subsidiary and Viragen.

Interest and Other Income

     Interest and other income for the fiscal years ended June 30, 2001 and June 30, 2000, totaling approximately $167,000 and $17,000, respectively, represent interest earned on cash investments. The increase in interest income compared to the same periods of the previous year was attributable to the increase in principal invested between the periods.

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

Interest Rate Risk

     The fair value of long-term debt is subject to interest rate risk. While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe a change in interest rates would not have a material impact on our financial condition, future results of operations or cash flows.

Foreign Currency Exchange Risk

     We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which is included in accumulated other comprehensive loss and shown in the equity section of our balance sheet.

     While most of the transactions of our U.S. and foreign operations are denominated in the respective local currency, some transactions are denominated in other currencies. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income.

     Our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currency. In Sweden, we believe this serves as a natural hedge against exchange rate fluctuations because although an unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenue when translated into U.S. dollars, operating expenses will also be lower in these circumstances. A 10 percent adverse change in the British Pound or Swedish Krona against the U.S. dollar would not have a material effect on our net loss.

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

     We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which did not participate in the adoption of the Euro.

Intangible Asset Risk

     We have a substantial amount of intangible assets. Although at June 30, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section to this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

			Served as
			Officer and/or
Name	Age	Position with the Company	Director Since

Gerald Smith	71	Chairman of the Board, President, Chief Executive Officer and Director	1995
Dennis W. Healey	54	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	1996
Peter Cooper, Ph.D.	58	Director	2000
Per-Erik Persson	66	Director	2001
Melvin Rothberg	55	Director	2000
Carl N. Singer	86	Director	2000
William H. Stimson, Ph.D.	57	Director	2000
Nicholas M. Burke	30	Controller	2001

     Our directors are collectively elected at stockholders’ meetings and hold office for one year and until their successors are elected and qualified. As Viragen, Inc. holds a majority of the issued and outstanding shares, they elect all board members. Officers are appointed by the board of directors and serve at the pleasure of the board.

     Set forth below is a biographical description of each director and executive officer of Viragen International.

     Gerald Smith became the president, chief executive officer and chairman of the board of directors on December 8, 1995. Mr. Smith has also served as a director of Viragen (Scotland) Ltd. since its inception in April 1995. Since February 5, 1993, Mr. Smith has served as a director of Viragen, Inc., our majority stockholder, and on May 12, 1993, Mr. Smith became president of Viragen. In June 1994, Mr. Smith became chairman of the board of directors of Viragen. Since 1982, he was a principal stockholder, president, chief executive officer and director of Business Development Corp. of Miami, Florida, which has served as a managing entity and consultant to several high technology ventures including Compupix Technology Joint Venture of Boca Raton, Florida.

     Dennis W. Healey is a certified public accountant. Mr. Healey was appointed executive vice president, chief financial officer, treasurer, secretary and a director in January 1996 and has served as a director of Viragen (Scotland) Ltd. since its inception in April 1995. Mr. Healey became executive vice president of Viragen in 1993, and has served as chief financial officer and treasurer of Viragen since 1980 and its secretary since 1994.

     Peter Cooper, Ph.D. was appointed to the board of directors in February 2000. Dr. Cooper is the former Director of Regulatory Affairs for Schering-Plough Ltd. and also served as the Director of European Regulatory Affairs for Amgen, Ltd. and the Director of International Regulatory Affairs for Medeva, PLC. Dr. Cooper was a Member of the Education Committee of the British Institute of Regulatory Affairs and a Member of the Industrial

Pharmacists Group Committee of the Royal Pharmaceutical Society of Great Britain. In addition to his extensive experience in international regulatory affairs, Dr. Cooper played an active part in the development and commercialization of more than 60 drug products including recombinant alpha interferon and a hepatitis B vaccine. Dr. Cooper also serves as a consultant to Viragen (Scotland).

     Per-Erik Perrson was appointed to the board of directors in November 2001 following our acquisition of ViraNative. Prior to his retirement in 1996, Mr. Persson had served since 1993 as Director of Seeds Division and Member of the Group Management of Sandoz AG and President and CEO of Sandoz Seeds Ltd., Switzerland. From 1975 through 1993, Mr. Persson served in several managerial positions with Hilleshog AG including Managing Director and CEO of Hilleshog AB and President Director General of Hilleshog NK, France.

     Melvin Rothberg was appointed to the board of directors in July 2000. In April 1999, Mr. Rothberg assumed the position of executive vice president of Viragen. Prior to joining Viragen, Mr. Rothberg served as a vice president of Althin Medical, Inc., a U.S. subsidiary of a Swedish medical company, from 1990 to 1998. Mr. Rothberg served as a director and manager of a number of divisions of C.D. Medical, a division of the Dow Chemical Company, from 1983 to 1990.

     Carl N. Singer was appointed to the board of directors in July 2000. He currently serves as a director of Viragen and chairman of Viragen’s executive committee of the board of directors. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund which manages the Active Investors II fund. During fiscal 2000, Active Investors II invested $2,000,000 in Viragen, through two transactions, receiving 1,800,016 shares of their common stock. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

     William H. Stimson, Ph.D. was appointed to the board of directors in February 2000. Professor Stimson is an internationally recognized expert in the field of molecular recognition of antibodies. Professor Stimson was the Head of the Immunology Department and holds the Chair of Immunology at the University of Strathclyde, Scotland. Professor Stimson has published over 180 scientific papers and has been issued eight patents. In addition to his university duties, Professor Stimson serves on the Advisory Management Committee of the Scottish Antibody Production Unit and the Editorial Boards of several important medical and scientific publications. Professor Stimson has been intimately involved in the formation of several university spinout companies and has served as a consultant to many multinational pharmaceutical companies. Professor Stimson also serves as a consultant to Viragen (Scotland).

     Nicholas M. Burke is a certified public accountant and joined Viragen International as its controller in October 2001. Prior to joining Viragen International, Mr. Burke served as corporate controller of SmartDisk Corporation a Florida-based computer peripherals technology company from 1999 to 2001. From 1994 until 1999, Mr. Burke was a senior member of the audit staff of Ernst & Young LLP, Viragen International’s independent audit firm, concentrating his practice in the computer technology and biotechnology industries.

     There is no family relationship between any of the officers and directors.

     In September 2002, Dr. D. Magnus Nicolson resigned his positions as Chief Operating Officer of Viragen and Viragen International, director of Viragen International and managing director of Viragen (Scotland).

     In September 2002, Dr. Orjan Strannegard, resigned as Chief Medical Director and as a director of the company. Dr. Patrick Yeramian has assumed the position of Chief Medical Director.

     Viragen’s executive committee, audit and finance committee and compensation committee, while operating on behalf of Viragen, provide a comparable function for Viragen International. Viragen’s executive committee consists of Messrs. Carl N. Singer (chairperson) and Gerald Smith. The audit and finance committee consists of Messrs. Charles J. Simons (chairperson) and Robert C. Salisbury. The compensation committee consists of Messrs. Charles J. Simons (chairperson), Carl N. Singer and Robert C. Salisbury.

Item 11. Executive Compensation and Employment Agreements

     The following table sets forth information concerning the compensation and employment agreements of the chief executive officers and the four most highly compensated executive officers at June 30, 2002.

Summary Compensation Table

					Long Term Compensation

					Awards		Payouts

						Securities
		Annual Compensation			Restricted	Underlying
					Stock	Options/
Name and	Fiscal			Other Annual	Awards	SARs		All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	($)	(#)	LTIP Payouts ($)	Compensation ($)

Gerald Smith	2002	$86,000	$—	$—	$—	—	$—	$—
Chairman of the Board,	2001	82,000	—	—	—	—	—	—
CEO and President	2000	82,000	—	—	—	—	—	—

Dennis W. Healey	2002	62,000	—	—	—	—	—	—
Exec. V.P., Treasurer,	2001	57,000	—	—	—	—	—	—
CFO and Director	2000	57,000	—	—	—	—	—	—

D. Magnus Nicolson	2002	174,000	—	—	—	50,000	—	—
COO and Director	2001	170,000	—	—	—	—	—	—
	2000	115,000	—	—	—	—	—	—

Employment Agreements

     Gerald Smith became the chairman of the board, chief executive officer, president and a director of Viragen International on December 8, 1995. On March 1, 1999, upon the expiration of Mr. Smith’s previous employment agreements with Viragen and Viragen International, Mr. Smith entered into a single two year employment agreement with Viragen. This agreement provided for an annual salary of $282,000. On March 1, 2001, Mr. Smith renewed his employment agreement with Viragen for an additional two years. The new agreement provides for an annual salary of $325,000. During fiscal years 2002, 2001 and 2000, $86,000, $82,000 and $82,000, respectively, of Mr. Smith’s salary was allocated to Viragen International. Mr. Smith’s employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen’s stock at the date of the transaction. All other terms are similar to his previous agreements.

     Dennis W. Healey serves as executive vice president, chief financial officer, secretary and a director. On March 1, 1999, upon the expiration of Mr. Healey’s previous employment agreements with Viragen and Viragen International, Mr. Healey entered into a single two year employment agreement with Viragen, Inc. This agreement provided for an annual salary of $252,000. On March 1, 2001, Mr. Healey renewed his employment agreement with Viragen for an additional two years. The new agreement provides for the same salary of $252,000. During fiscal years 2002, 2001 and 2000, $62,000, $57,000 and $57,000, respectively, of Mr. Healey’s salary was allocated to Viragen International. Mr. Healey’s employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen’s stock at the date of the transaction. All other terms are similar to his previous agreements.

     In September 2002, Dr. Nicolson resigned his positions as managing director of Viragen (Scotland), Chief Operating Officer of Viragen International and Viragen and director of Viragen International.

     On July 1, 1999, Dr. Nicolson entered into a two year employment agreement with Viragen. This agreement superceded all previous agreements. The agreement provided for an annual salary of $170,000, employee benefits generally available to executive officers, use of an automobile and reimbursement of business related expenses. The agreement also provided for the grant of an option to acquire 200,000 shares of Viragen common stock at $.625, vesting one-third on the date of grant, one-third on the first anniversary of the grant date and one-third on the second anniversary.

     On July 1, 2001, Dr. Nicolson renewed his two year employment agreement with Viragen. Under the agreement, Dr. Nicolson received an annual salary of 120,000 Pounds Sterling, which was approximately $174,000 for fiscal 2002. He also received options to purchase 50,000 shares of Viragen International, Inc. common stock at $0.85 per share. The options vested one-half on the date of grant and one-half on the first year anniversary. All other terms of the employment agreement were similar to his previous agreement. Due to Dr. Nicolson’s resignation in September 2002, these common stock purchase options will expire 90 days subsequent to his September 4, 2002, resignation.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2002 to each person named in the Summary Compensation Table.

Potential
	Individual Grants				Realized Value at
Assumed Annual
	Number of	% of Total			Rates of Stock
	Securities	Options/SARs			Price Appreciation
	Underlying	Granted to	Exercise or		for Option Term
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5%	10%

Gerald Smith	—	—	$—	—	—	—
Dennis W. Healey	—	—	—	—	—	—
D. Magnus Nicolson	50,000	32%	0.85	06/30/07	13,000	29,500

Option Exercises and Holdings

     The following table sets forth information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2002 by each person named in the summary compensation table and the unexercised options held as of the end of the 2002 fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares		Options at FY End (#)		Options at FY End ($)
	Acquired	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gerald Smith	—	$—	—	—	$—	$—
Dennis W. Healey	—	—	—	—	—	—
D. Magnus Nicolson	—	—	125,000	25,000	—	—

EQUITY COMPENSATION PLAN INFORMATION

     The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2002, including the 1997 Stock Option Plan.

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan category	warrants, and rights	warrants and rights	securities reflected in column (a)

Equity compensation plans approved by security holders	471,300	$1.66	126,500
Equity compensation plans not approved by security holders	—	—	—

Total	471,300		126,500

1997 Stock Option Plan

     On February 27, 1997, our board of directors adopted a stock option plan (the “1997 Stock Option Plan”). Viragen International stockholders ratified the 1997 Stock Option Plan on February 27, 1997. An aggregate of 600,000 shares of our common stock have been reserved for issuance upon exercise of incentive and non-qualified stock options granted under the plan.

     The board of directors or a committee established by the board of directors administers the plan. Administration of the plan includes determining:

•	the persons who will be granted plan options,

•	the type of plan options to be granted,

•	the number of shares subject to each plan options, and

•	the plan options price.

     Options granted under the 1997 Stock Option Plan may qualify as incentive stock options, under Section 422 of the Internal Revenue Code of 1986, as amended. Any incentive option, which is granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares, on the date of such grant. The exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of the fair market value, as determined on the date of the grant. The board of directors or committee determines the term of each plan option and the manner in which it may be exercised. No plan option may be exercisable more than 10 years after the date of its grant. In the case of an incentive option granted to an eligible employee owning more than 10% of Viragen International’s common stock, no plan option may be exercisable more than five years after the date of the grant. The exercise price of non-qualified stock options granted under the plan must be at least 55% of fair market value on the date the option is granted.

     Officers, directors, key employees and consultants of Viragen International and its subsidiaries are eligible to receive non-qualified options under the stock option plan. Only officers, directors and employees who are employed by Viragen International or by any of its subsidiaries are eligible to receive incentive options.

     The plan also includes a reload option provision that permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person. The person then receives a new plan option to purchase shares of our common stock equal in number to the tendered shares.

     Incentive options are non-assignable and nontransferable, except by will or by the laws of descent and distribution during the lifetime of the optionee. Only the optionee may exercise incentive options. Under an amendment to the 1997 Stock Option Plan, non-qualified options may be transferable under limited circumstances for estate planning, if authorized by the board of directors or the committee. If an optionee’s employment is terminated for any reason, other than his death or disability, or if an optionee is not an employee but is a member of Viragen International’s board of directors and his service as a director is terminated for any reason, other then death or disability, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee’s death. If the optionee is permanently and totally disabled, the plan option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.

     The board of directors may amend, suspend or terminate the 1997 Stock Option Plan at any time. However, no amendment can be made which changes the minimum purchase price, except in the event of adjustments due to changes in Viragen International’s capitalization. Unless the plan has been suspended or terminated by the board of directors, the 1997 Stock Option Plan will terminate on February 27, 2007. The termination of the plan will not affect the validity of any plan options previously granted.

     As of September 25, 2002 we have issued 523,500 options under the 1997 Stock Option Plan of which 2,200 have been exercised.

Additional Stock Options

     On February 27, 2002, Carl N. Singer was granted options under the 1997 Stock Option Plan to purchase 100,000 shares of common stock at $0.75 per share. These options were granted for his services as a director of Viragen International. The options vest one-half on the date of grant and one-half on the first year anniversary and are exercisable over five years from the vest dates.

     During fiscal 2002, we also granted options under the 1997 Stock Option Plan to purchase 157,000 shares of Viragen International common stock at prices ranging from $0.70 to $0.95 per share. The options were granted to employees of Viragen International. The options vest one-half on the date of grant and one-half on the first year anniversary and are exercisable over five years from the vest dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG VIRAGEN INTERNATIONAL, INC.,
THE RUSSELL 2000 INDEX AND THE NASDAQ PHARMACEUTICALS INDEX

	Cumulative Total Return

	6/97	6/98	6/99	6/00	6/01	6/02

VIRAGEN INTERNATIONAL, INC.	100.00	54.17	6.77	24.48	14.17	9.33
RUSSELL 2000	100.00	116.51	118.26	135.19	136.08	124.28
NASDAQ PHARMACEUTICALS	100.00	102.19	143.36	329.21	277.12	162.75

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to us regarding Viragen International’s common stock beneficially owned at September 25, 2002 by:

•	each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen International’s common stock,

•	each of Viragen International’s directors, and

•	all officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days, including upon the exercise of stock purchase options.

     The table is based upon 46,491,740 shares of common stock outstanding at September 25, 2002, and does not give effect to:

•	the issuance of up to 471,300 shares in the event outstanding options are exercised, except with respect to beneficial ownership of shares attributed to the named person; and

•	except for Hakan Borg and Skanditek Industri-Forvaltning AB, the issuance of up to 11,732,760 shares in the event performance goals established under the ViraNative acquisition agreement are fully attained.

			Common Shares
			Beneficially Owned
	Number of
	Shares	Percent		Acquirable
	Beneficially	of		Within
Name of Beneficial Owner	Owned	Class	Currently	60 days

Viragen, Inc.	32,640,721	70.2%	32,640,721	—
Gerald Smith	100,000	*	100,000	—
Dennis W. Healey	100,000	*	100,000	—
Peter Cooper	22,500	*	—	22,500
Per-Erik Persson	43,618	*	43,618	—
Melvin Rothberg	35,000	*	—	35,000
Carl N. Singer	50,000	*	—	50,000
William H. Stimson	22,500	*	—	22,500
Hakan Borg	7,525,120	15.0	3,762,560	3,762,560
Skanditek Industri-Forvaltning AB	3,953,938	8.2	1,976,969	1,976,969
Officers, Directors and 10% stockholders as a group (9 persons)	7,967,356	15.8	4,006,178	3,961,178

*	less than 1%

     With respect to the beneficial ownership ascribed to Hakan Borg and Skanditek Industri-Forvaltning AB, the assumption is made that all performance goals established under the ViraNative acquisition agreement are fully attained within 60 days of September 25, 2002 and thus the contingent shares would be issued.

Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of common stock and other equity securities of Viragen International. Officers, directors and greater than ten percent (10%) stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

Item 13. Certain Relationships And Related Transactions

     On July 12, 1995 Viragen (Scotland), our wholly owned subsidiary, entered into a technology license agreement (License Agreement) with Viragen Technology, Inc., a wholly owned subsidiary of Viragen, our parent company. The License Agreement granted Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon. Under the terms of this agreement, Viragen (Scotland) was obligated to pay a minimum $2 million annual licensing fee to Viragen.

     During November 1998, Viragen and Viragen (Scotland) modified the License Agreement. Under the modified terms, the minimum $2 million annual licensing fee was payable monthly at the rate of $167,000 per month. Viragen had deferred the cash payment of the fee until we had the necessary cash flow to meet this payment. As of June 29, 2001, we had accrued approximately $5.3 million in licensing fees payable to Viragen. In order to improve our capitalization, and prior to acquiring ViraNative, we settled this balance. On June 29, 2001, we issued to Viragen 6,274,510 common shares, at $0.85 per share, the then current market price, as quoted on the over-the-counter bulletin board.

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

     During fiscal 2001, Viragen contributed to capital $7,414,974 in intercompany balances with Viragen International. The capital contributions, which were made at the then current market price of Viragen International common stock, occurred on September 30, 2000, March 31, 2001 and June 30, 2001, at stock prices ranging between $0.56 and $0.91 per common share. Viragen received 8,821,770 shares of Viragen International common stock for the capital contributions.

     During fiscal 2000, Viragen contributed to capital $4,785,067 in inter-company balances with Viragen International. The capital contributions, which were made at the then current market price of Viragen International common stock, occurred on December 31, 1999, March 31, 2000 and June 30, 2000, at stock prices ranging between $1.00 and $1.50 per common share. Viragen received 3,593,347 shares of Viragen International common stock for the capital contributions.

     Viragen currently owns 32,640,721 shares of common stock, representing 70.2% of our outstanding capital stock on September 25, 2002. Mr. Gerald Smith, president and chairman of Viragen International, is also the chairman and president of Viragen. Mr. Dennis W. Healey, executive vice president, chief financial officer, treasurer, secretary and a director also serves in the same capacities for Viragen. Mr. Carl N. Singer is a director of both Viragen and Viragen International. Mr. Melvin Rothberg is also an executive vice president of Viragen. Professor Stimson and Dr. Cooper are directors of Viragen International and also serve as compensated consultants.

     Viragen provides certain administrative services to us including management and general corporate assistance. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses it would have incurred had Viragen International been operated on a stand-alone basis. The financial information included herein may not reflect the consolidated financial statements of Viragen International had they been a separate stand-alone entity during the period presented. The amount of expenses allocated by Viragen totaled approximately $319,000, $184,000, and $174,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

PART IV

Item 14. Exhibits and Reports on Form 8-K

     (a)  The following is a list of documents filed as part of this report.

Exhibit
Number		Description

3.1	—	Certificate of Incorporation dated November 4, 1985 (incorporated by reference to the Company’s initial Registration Statement, File No. 33-1952-NY)
3.2	—	Amended Certificate of Incorporation dated April 14, 1987 (incorporated by reference to the Company’s Registration Statement, File No. 33-1952-NY)
3.3	—	Amended Certificate of Incorporation dated October 9, 1987 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (“1994 10-KSB”)
3.4	—	Amended Certificate of Incorporation dated November 18, 1987 (incorporated by reference to the 1994 10-KSB)
3.5	—	Amended Certificate of Incorporation dated December 9, 1987 (incorporated by reference to the 1994 10-KSB)
3.6	—	Amended Certificate of Incorporation dated December 18, 1987 (incorporated by reference to Post-Effective Amendment No. 3 to the Company’s Registration Statement filed May 2, 1989 (“Post-Effective Amendment No. 3”)
3.7	—	Amended Certificate of Incorporation dated January 17, 1989 (incorporated by reference to the 1994 10-KSB)
3.8	—	Amended Certificate of Incorporation dated June 9, 1989 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (“1993 10-KSB”)
3.9	—	Amended Certificate of Incorporation dated August 12, 1993 (incorporated by reference to the 1993 10-KSB)
3.10	—	Certificate of Amendment of Certificate of Incorporation dated August 28, 2001, filed on August 28, 2001 (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)
4.1	—	Amended Certificate of Incorporation dated December 13, 1993 (incorporated by reference to the 1993 10-KSB)
4.2	—	By laws of the Company (incorporated by reference to Post-Effective Amendment No. 3)
4.3	—	Form of Common Stock Certificate (incorporated by reference to Form 8-A dated June 14, 1989)

Exhibit
Number		Description

10.1	—	License Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated July 12, 1995 (incorporated by reference to the 1998 10-K/A)
10.2	—	License and Manufacturing Agreement with Common Services Agency (incorporated by reference to Viragen, Inc.’s 1995 Form SB-2 File No. 33-88070 (filed August 9, 1995), Part II, Item 27(10)(xxxvi))
10.3	—	Indemnification Agreement between George Levin and the Company dated October 20, 1995 (incorporated by reference to the 1998 10-K/A)
10.4	—	Addendum to Employment Agreement between the company and Gerald Smith dated July 3, 1997 (incorporated by reference to the 1998 10-K)
10.5	—	Addendum to the Employment Agreement between the Company and Dennis W. Healey dated July 3, 1997 (incorporated by reference to the 1998 10-K/A)
10.6	—	Amendment to the Service Agreement between the company and Donald Magnus Nicolson, Ph.D. dated September 5, 1997 (incorporated by reference to the 1997 10-K)
10.7	—	Amendment to License Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 29, 1997 (incorporated by reference to the 1998 10-K/A)
10.8	—	Cooperation and Supply Agreement between Viragen, Inc., Viragen Deutschland GmbH and German Red Cross dated March 19, 1998 (incorporated by reference to Viragen, Inc.’s Annual Report on Form 10-K/A for the year ended June 30, 1999)
10.9	—	Supply and Distribution Agreement between the Company and the Adamjee Group of Companies dated November 16, 1998 (incorporated by reference to the 1999 Form 10-K)
10.10	—	Letter of Intent between the Company and Drogsan Healthcare dated July 2, 1999 (incorporated by reference to the 1999 Form 10-K)
10.11	—	Advisory Service Agreement between Viragen (Scotland) Limited and Peter Cooper Associates dated January 8, 2001 (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)
10.12	—	Advisory Service Agreement between Viragen (Scotland) and Professor William H. Stimson dated February 14, 2001 (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)
10.13	—	Consulting Agreement between Viragen, Inc., Viragen (Scotland) Limited and Peng Lee Yap, M.D. dated February 14, 2001. (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)
10.14	—	Employment Agreement, Stock Option Agreement between Viragen and Gerald Smith dated March 1, 2001. (incorporated by reference to Viragen’s annual report on Form 10-K filed September 28, 2001)

Exhibit
Number		Description

10.15	—	Employment Agreement, Stock Option Agreement between Viragen and Dennis W. Healey dated March 1, 2001. (incorporated by reference to Viragen’s annual report on Form 10-K filed September 28, 2001)
10.16	—	Employment Agreement between Viragen (Scotland) Limited and Dr. Donald Magnus Nicolson dated July 1, 2001. (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)
10.17	—	Agreement for the Acquisition of ViraNative AB between Hoken Borg and others, Viragen International Limited and Viragen, Inc. dated September 28, 2001. (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)
10.18	—	Termination Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 28, 2001. (incorporated by reference to the Company’s quarterly report on Form 10-Q filed November 19, 2001)
10.19	—	Supply and Distribution agreement between Viragen (Europe) Ltd., Viragen (Scotland) Ltd. and Tradeway, Inc. dated October 25, 2001 (incorporated by reference to the Company’s quarterly report on Form 10-Q filed November 19, 2001)
21.1	—	Subsidiaries of the registrant*
23.1	—	Consent of Independent Certified Public Accountants*

*	Filed herewith

     (b)  Reports on Form 8-K filed during the fourth quarter.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAGEN INTERNATIONAL, INC.

By:	/s/ GERALD SMITH

GERALD SMITH
Chairman of the Board of Directors,
President and Principal Executive Officer

Dated: September 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	GERALD SMITH	Chairman of the Board of	September 27, 2002
Directors, President and
	Gerald Smith	Principal Executive Officer

/s/	DENNIS W. HEALEY	Executive Vice President,	September 27, 2002
Treasurer, Principal Financial
	Dennis W. Healey	Officer and Director

/s/	PETER COOPER, PH.D.	Director	September 24, 2002

Peter Cooper, Ph.D.

/s/	PER-ERIK PERSSON	Director	September 24, 2002

Per-Erik Persson

/s/	MELVIN ROTHBERG	Director	September 27, 2002

Melvin Rothberg

/s/	CARL N. SINGER	Director	September 27, 2002

Carl N. Singer

/s/	WILLIAM H. STIMSON, PH.D.	Director	September 20, 2002

William H. Stimson, Ph.D.

/s/	NICHOLAS M. BURKE	Controller and Principal	September 27, 2002
Accounting Officer
Nicholas M. Burke

CERTIFICATIONS

I, Gerald Smith, certify that:

1.     I have reviewed this annual report on Form 10-K of Viragen International, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002

/S/ GERALD SMITH

Gerald Smith
Chief Executive Officer

I, Dennis W. Healey, certify that:

1.     I have reviewed this annual report on Form 10-K of Viragen International, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002

/S/ DENNIS W. HEALEY

Dennis W. Healey
Chief Financial Officer

FORM 10-K—ITEM 8

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Viragen International, Inc. and subsidiaries are included:

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Viragen International, Inc.

     We have audited the accompanying consolidated balance sheets of Viragen International, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen International, Inc. and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Viragen International, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has an accumulated deficit. The Company’s ability to continue as a going concern is dependent on its ability to raise adequate capital to fund necessary product commercialization and additional development activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Miami, Florida
September 6, 2002

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$77,405	$2,266,168
Accounts receivable	349,965	—
Inventories	1,866,568	—
Prepaid expenses	155,209	93,060
Other current assets	945,564	223,451

Total current assets	3,394,711	2,582,679
Property, plant and equipment
Land, building and improvements	2,874,590	1,961,446
Equipment and furniture	4,203,195	3,219,188
Construction in progress	375,373	—

	7,453,158	5,180,634
Less accumulated depreciation	(1,971,667)	(1,263,526)

	5,481,491	3,917,108
Goodwill	8,460,940	—
Developed technology, net	1,765,618	—
Other intangible assets, net	50,619	—
Other assets	—	20,154

	$19,153,379	$6,519,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,036,689	$1,129,037
Accrued expenses and other liabilities	782,068	287,007
Line of credit	831,965	—
Licensing fee payable	500,000	—
Current portion of long-term debt	72,374	11,813
Deferred tax liability, current	60,686	—

Total current liabilities	3,283,782	1,427,857
Long-term debt, less current portion	1,023,948	25,488
Advances from parent	4,749,982	—
Deferred tax liability	544,196	—
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value. Authorized 90,000,000 shares at June 30, 2002 and June 30, 2001; issued and outstanding 46,491,740 and 34,758,980 shares at June 30, 2002 and June 30, 2001, respectively	464,917	347,590
Additional paid-in capital	39,216,624	30,534,380
Accumulated deficit	(30,786,307)	(25,195,066)
Accumulated other comprehensive income (loss)	656,237	(620,308)

Total stockholders’ equity	9,551,471	5,066,596

	$19,153,379	$6,519,941

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2002	2001	2000

Product sales	$1,275,264	$—	$—
Costs and expenses
Cost of sales	909,753	—	—
Research and development	4,067,884	4,964,145	3,511,805
Selling, general and administrative	2,170,513	1,115,800	855,729
Licensing fee	500,000	2,000,000	2,000,000
Amortization of intangible assets	155,804	—	—
Interest and other income	(206,506)	(167,223)	(16,752)
Interest expense	137,049	2,552	22,491

Loss before income taxes	(6,459,233)	(7,915,274)	(6,373,273)
Income tax benefit	867,992	—	—

Net loss	$(5,591,241)	$(7,915,274)	$(6,373,273)

Loss per common share — basic and diluted	$(0.14)	$(0.33)	$(0.37)

Weighted average common shares – basic and diluted	40,978,950	23,715,565	17,046,066

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Income (Loss)	Total

Balance at June 30, 1999	16,067,153	$160,672	$13,179,595		$(10,906,519)	$46,752	$2,480,500
Comprehensive loss:
Net loss				$(6,373,273)	(6,373,273)
Foreign currency translation adjustment				(277,965)		(277,965)

Comprehensive loss:				$(6,651,238)			(6,651,238)

Capital contribution by Viragen, Inc.	1,158,595	11,586	1,147,009				1,158,595
Capital contribution by Viragen, Inc.	1,579,560	15,795	2,353,545				2,369,340
Capital contribution by Viragen, Inc.	855,192	8,552	1,248,580				1,257,132
Exercise of common stock options	1,600	16	1,328				1,344
Compensation expense on common stock options			4,292				4,292

Balance at June 30, 2000	19,662,100	196,621	17,934,349		(17,279,792)	(231,213)	619,965
Comprehensive loss:
Net loss				$(7,915,274)	(7,915,274)
Foreign currency translation adjustment				(389,095)		(389,095)

Comprehensive loss:				$(8,304,369)			(8,304,369)

Capital contribution by Viragen, Inc.	4,924,308	49,243	4,431,877				4,481,120
Capital contribution by Viragen, Inc.	1,318,223	13,182	728,318				741,500
Capital contribution by Viragen, Inc.	2,579,239	25,793	2,166,561				2,192,354
Exercise of common stock options	600	6	498				504
Compensation expense on common stock options			2,189				2,189
Settlement of licensing fee payable with common stock	6,274,510	62,745	5,270,588				5,333,333

Balance at June 30, 2001	34,758,980	347,590	30,534,380		(25,195,066)	(620,308)	5,066,596
Comprehensive loss:
Net loss				$(5,591,241)	(5,591,241)
Foreign currency translation adjustment				1,276,545		1,276,545

Comprehensive loss:				$(4,314,696)			(4,314,696)

Acquisition of ViraNative AB	11,732,760	117,327	8,682,244				8,799,571

Balance at June 30, 2002	46,491,740	$464,917	$39,216,624		$(30,786,307)	$656,237	$9,551,471

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2002	2001	2000

OPERATING ACTIVITIES
Net loss	$(5,591,241)	$(7,915,274)	$(6,373,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	567,783	445,986	373,331
Amortization of intangible assets	155,804	—	—
Compensation expense on common stock options	—	2,189	4,292
Loss on sale of property, plant and equipment	—	8,744	—
Deferred income tax benefit	(58,158)	—	—
Increase (decrease) relating to operating activities from:
Accounts receivable	(85,231)	—	—
Inventories	(832,496)	—	—
Prepaid expenses	87,448	18,691	24,088
Other current assets	(722,113)	(78,490)	(24,340)
Other assets	20,154	(20,154)	—
Accounts payable	(368,217)	583,411	(181,736)
Accrued expenses and other liabilities	292,835	(5,089)	63,548
Licensing fee payable	500,000	2,000,000	2,000,000

Net cash used in operating activities	(6,033,432)	(4,959,986)	(4,114,090)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(572,156)	(350,874)	(225,947)
Acquisition of ViraNative, net of cash acquired	(203,885)	—	—

Net cash used in investing activities	(776,041)	(350,874)	(225,947)
FINANCING ACTIVITIES
Advances from parent	4,749,982	2,750,951	9,567,745
Net borrowing on line of credit	16,737	—	—
Payments on long-term debt	(75,715)	(15,873)	(133,163)
Proceeds from exercise of stock options	—	504	1,344

Net cash provided by financing activities	4,691,004	2,735,582	9,435,926
Effect of exchange rate fluctuations on cash	(70,294)	(103,617)	(275,161)

(Decrease) increase in cash and cash equivalents	(2,188,763)	(2,678,895)	4,820,728
Cash and cash equivalents at beginning of period	2,266,168	4,945,063	124,335

Cash and cash equivalents at end of period	$77,405	$2,266,168	$4,945,063

Supplemental Cash Flow Information:
Interest paid	$97,371	$2,552	$9,548

     During the years ended June 30, 2002, 2001 and 2000, Viragen International had the following non-cash investing and financing activities:

	Year Ended June 30,

	2002	2001	2000

Contribution to capital of intercompany balances by Viragen, Inc.	$—	$7,414,974	$4,785,067
Issuance of common stock for acquisition of ViraNative AB	8,799,571	—	—
Settlement of licensing fee payable with common stock	—	5,333,333	—
Plant equipment acquired from Viragen, Inc.	—	271,664	—
Purchase of assets with notes payable	—	78,953	—
Settlement of note payable upon trade-in of asset	—	(33,916)	—

See notes to consolidated financial statements which are an integral part of these statements.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and Organization: Viragen International, Inc., formerly Viragen (Europe) Ltd., and its subsidiaries are engaged in the research, development, manufacture and sale of certain immunological products for commercial application. As disclosed in the Form Def 14C filed with the Securities and Exchange Commission on March 6, 2002, Viragen (Europe) Ltd. changed its name to Viragen International, Inc., effective March 26, 2002. This change was made to provide a more accurate description of our current operations and to better describe our plans to penetrate the global market. As a result of our name change, our new symbol on the OTC Bulletin Board is “VGNI.” Viragen International is a majority-owned subsidiary of Viragen, Inc.

     Consolidation and Basis of Presentation: The consolidated financial statements include Viragen International, Inc. and all subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

     During 2002, 2001 and 2000, Viragen International incurred significant losses of approximately $5,591,000, $7,915,000 and $6,373,000, respectively, and has an accumulated deficit of approximately $30,786,000 as of June 30, 2002. Additionally, the Company had a cash balance of approximately $77,000 and positive working capital of approximately $111,000 at June 30, 2002. Management anticipates additional future losses as it commercializes its natural interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, the Company will require substantial additional funding. Historically, Viragen, our parent company, has provided us with the working capital necessary to fund operations. Viragen has agreed to provide us the working capital necessary to fund operations through June 30, 2003. However, Viragen is also required to raise additional capital to support its operations and fund ours. Management’s plans include obtaining additional capital through equity and debt financing. No assurance can be given that additional capital will be available when required or upon terms acceptable to the Company.

     These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

     Use of Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     Concentrations of Credit Risk: The Company is subject to a concentration of credit risk with respect to its accounts receivable balance. The Company sells its natural interferon product to manufacturers and distributors located outside the US. Credit terms to our customers generally range from 14 to 90 days. The Company evaluates and monitors the credit worthiness of each customer on a case-by-case basis. Allowances are maintained, if necessary, for potential credit losses. For the year ended June 30, 2002 a significant portion of our revenue was from one customer located in Italy. As of June 30, 2002, this same customer represented approximately 88% of our accounts receivable balance. This amount was collected subsequent to June 30, 2002. If the financial condition or operations of this customer were to deteriorate, the Company’s results could be adversely affected.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

     Foreign Currency Translation: For foreign operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. We translate statement of operations accounts at average rates for the period. Foreign currency transaction gains and losses are recorded in results of operations. For the fiscal year ended June 30, 2002, we recorded net foreign currency transaction gains totaling approximately $134,000 as a result of the remeasurement of certain asset accounts to the local currency, which were denominated in a foreign currency. For fiscal years 2001 and 2000, foreign currency gains and losses were immaterial to our results of operations.

     Fair Value of Financial Instruments: The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2002, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2002, due to the variable interest rates on those instruments.

     Cash and Cash Equivalents: Cash and cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

     Accounts Receivable: Accounts receivable consists of amounts due from the sale of our natural interferon product by our Swedish subsidiary. Approximately 88% of our total accounts receivable as of June 30, 2002 were from one customer located in Italy. This amount was collected in full subsequent to June 30, 2002. Our customers are required to pay for the product they order whether or not they ultimately use or resell the product. As of June 30, 2002 there is no allowance for doubtful accounts and no allowance for returns.

     Inventories: Inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials cost is determined on a first-in, first-out basis. Work in process and finished products costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. Finished products consist of bulk and purified human leukocyte interferon.

     Inventories consisted of the following at June 30, 2002 and 2001:

	June 30,	June 30,
	2002	2001

Finished products	$410,343	$—
Work in process	1,293,851	—
Raw materials and supplies	162,374	—

Total inventories	$1,866,568	$—

     Certain raw materials used by the Company in the manufacture of its natural interferon product are available from a limited number of suppliers. The Company is dependent on its suppliers to allocate a sufficient portion of their capacity to meet the Company’s needs.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

     Other Current Assets: Other current assets consisted of the following at June 30, 2002 and 2001:

	June 30,	June 30,
	2002	2001

VAT tax refund receivable	$163,541	$222,965
UK research and development tax credit receivable	780,459	—
Other current assets	1,564	486

	$945,564	$223,451

     Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation and amortization was computed by using the straight-line method over the estimated useful life of the assets for financial reporting purposes and using accelerated methods for income tax purposes. Maintenance and repair costs are charged to operations as incurred. The estimated useful lives used for financial reporting purposes are:

Building and leasehold improvements	Shorter of lease term or 25 years
Equipment and furniture	3-10 years

     Goodwill: In accordance with SFAS No. 141, Business Combinations, we use the purchase method of accounting for business combinations. We have approximately $8.5 million of goodwill recorded on our balance sheet as of June 30, 2002, which arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the purchase agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized. Goodwill will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment.

     Intangible Assets: Intangible assets consist of separately identified intangible assets recognized in connection with the Company’s acquisition of ViraNative in September 2001. In accordance with SFAS No. 142, intangible assets with definite useful lives are amortized over their useful lives. Amortization of intangible assets is provided using the straight-line method over the assets’ estimated useful lives.

     Impairment of Long-Lived Assets: We review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

     Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2002 and 2001:

	June 30,	June 30,
	2002	2001

Accrued payroll and related expenses	$278,516	$34,620
Accrued professional services fees	276,337	6,700
Accrued legal fees	65,615	13,733
Other accrued expenses	161,600	231,954

	$782,068	$287,007

     Revenue: We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

     Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2002 were immaterial. There were no advertising costs incurred during fiscal 2001 and 2000.

     Research and Development Costs: Viragen International accounts for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are expensed as incurred.

     Stock Based Compensation: Viragen International accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we do not recognize compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant. We provide supplemental disclosures as required by the provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

     Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

     Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of warrants and options, totaling 471,300, are antidilutive. As a result, diluted loss per share data does not include the assumed conversion of these instruments and has been presented jointly with basic loss per share.

     Comprehensive Loss: SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in financial statements. As reflected in the consolidated statement of changes in stockholder’s equity, comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B – ACQUISITION

     On September 28, 2001, Viragen International, Inc. acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a human leukocyte interferon (alpha) product called Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Alfanative was further developed into our new product, Multiferon®. Multiferon is approved in Sweden for commercialization to treat two forms of leukemia and as a second line therapy for patients who did not respond to treatment with recombinant (synthetic) interferon. The product is also approved for sale in the Czech Republic, Hong Kong, Indonesia, Mexico, Myanmar, Thailand, and as purified bulk in Egypt.

     Following our due diligence review of BioNative's interferon technology, existing regulatory approvals and status of their clinical trial program, we concluded that the acquisition of BioNative would allow us to offer to patients an enhanced natural interferon product while expanding our own clinincal trial program.

     The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $204,000 in acquisition related costs. In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that ViraNative’s Re-registration certificate was approved and as a second line treatment for any indication where patients did not respond to recombinant interferon. At that time, the former shareholders of ViraNative were issued an additional 8,799,570 share of Viragen International common stock, which represents achievement of the first two milestones as defined in the purchase agreement. The additional shares of Viragen International common stock were valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to goodwill.

     In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

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

     As each of these milestones is met, the additional shares of Viragen International will be issued, which will result in the recognition of additional intangible assets.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B – ACQUISITION – (Continued)

     The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition.

Cash	$385
Accounts receivable	264,734
Inventories	1,034,072
Prepaid expenses and other current assets	149,597
Property, plant & equipment	1,075,134
Developed technology	1,650,000
Customer contract	112,000
Goodwill	324,993

Total assets acquired	4,610,915
Accounts payable and accrued expenses	478,094
Short and long term debt	1,728,658

Total liabilities assumed	2,206,752

Net assets acquired	$2,404,163

     Current and long-term assets and liabilities were recorded at their net book value, which approximated their fair market value at the date of acquisition. Intangible assets totaling approximately $1.76 million consisted of developed technology and a customer contract. The developed technology and customer contract were recorded at their fair values, as determined through a valuation analysis performed by an independent third party. The approximately $325,000 difference between the identified assets acquired and the liabilities assumed was allocated to goodwill. The goodwill is not expected to be deductible for tax purposes. Since the separately identified intangible assets are deductible for book purposes, the Company recognized a deferred tax liability of approximately $663,000 which resulted in additional goodwill of the same amount. The $663,000 represents the tax effect on the $1,762,000 of separately identified intangible assets. This deferred tax liability does not result in a cash liability and will decrease over time as the intangible assets are amortized over their useful lives, which is a weighted average amortization period of approximately 13.35 years.

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

     The following table reflects the unaudited pro forma combined results of the Viragen International as if the acquisition had taken place on July 1, 2000:

	Year Ended June 30,

	2002	2001

Product sales	$1,563,030	$2,813,280
Net loss	$(6,094,874)	$(8,865,190)
Net loss per share	$(0.15)	$(0.33)

     The unaudited pro forma results have been prepared for comparison purposes only. The unaudited pro forma combined results do not purport to represent what our actual results of operations would have been had the acquisition occurred on July 1, 2000 and may not be indicative of our future results of operation.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

     The goodwill reported in our balance sheet as of June 30, 2002 arose from our acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002. The achievement of the milestones resulted in the issuance of additional shares of Viragen International common stock valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved. This $6.6 million was allocated to goodwill. In accordance with the provisions of SFAS No. 142, goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. The Company plans to perform its annual impairment test during its fiscal fourth quarter of 2003 using a measurement date of April 1, 2003. The following table reflects the changes in the carrying amount of goodwill for the year ended June 30, 2002.

Balance as of July 1, 2001	$—
Goodwill acquired during the year	7,587,712
Foreign exchange adjustment	873,228

Balance as of June 30, 2002	$8,460,940

     The intangible assets reported in our balance sheet as of June 30, 2002 arose from our acquisition of ViraNative in September 2001. As of June 30, 2002, intangible assets consist of the following:

	Gross Carrying	Accumulated
	Amount	Amortization

Developed technology	$1,864,317	$(98,699)
Customer contract	126,548	(75,929)

Total intangible assets	$1,990,865	$(174,628)

     The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. The weighted average amortization period for our intangible assets is approximately 13.35 years. The aggregate amortization expense recognized during the year ended June 30, 2002 was approximately $155,000. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2003	$179,000
2004	129,000
2005	129,000
2006	129,000
2007	129,000

NOTE D — DEBT

Line of Credit

     Through our Swedish subsidiary, ViraNative, we may borrow up to $915,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D – DEBT – (Continued)

7.5% at June 30, 2002 and the facility renews annually in December. Outstanding borrowings under this agreement totaled approximately $832,000 as of June 30, 2002. The overdraft facility is secured by certain assets of ViraNative.

Long-Term Debt

     As of June 30, 2002, our long-term debt totaling approximately $1,096,000 consisted of a mortgage loan agreement with a Swedish bank, two other loan agreements with Swedish governmental agencies and a loan agreement with a Scottish bank. Outstanding borrowings under these agreements bear interest at rates ranging from 5.6% to 11.5%.

     Long-term debt includes a 25-year mortgage obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $623,000 at June 30, 2002. This loan carries a floating rate of interest which was approximately 5.6% at June 30, 2002. We are required to make quarterly payments of principal and interest of approximately $7,000 under this agreement. This loan matures in September 2003 and is secured by the related land and building with a carrying value of approximately $729,000 as of June 30, 2002.

     Under the terms of a credit facility with a Swedish agency that was obtained for the purposes of conducting clinical trials, we are not required to begin quarterly principal and interest payments of approximately $25,000 until March 2003. This credit facility had an outstanding balance of approximately $441,000 and carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 11.3% as of June 30, 2002.

Long term debt is comprised of the following:

	June 30,	June 30,
	2002	2001

Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described above	$622,965	$—
Credit facility in Sweden. Quarterly payments of principal and interest as described above	441,085	—
Note payable secured by a company asset in Scotland. Principal and interest, at effective rate of 8.4%, of approximately $1,300 is payable monthly. Note matures on May 17, 2004	26,593	37,301
Contingent credit facility in Sweden. Principal and interest payable quarterly at STIBOR 90 plus 4%, which was approximately 8.3% as of June 30, 2002. Balance is due in September 2002	5,679	—

	1,096,322	37,301
Less current portion	(72,374)	(11,813)

	$1,023,948	$25,488

Long-term debt outstanding at June 30, 2002 matures as follows:

2003	$96,879
2004	705,386
2005	98,019
2006	98,019
2007	98,019

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E – CAPITAL STOCK

Common Stock

     On July 26, 2001, Viragen International’s board of directors approved a resolution to increase the number of authorized shares of common stock to 90 million. Prior to this, on July 27, 2000, the board of directors approved a resolution to increase the number of authorized shares of common stock to 30 million from 20 million. As of June 30 2002, there were 46,491,740 outstanding shares of common stock.

     During fiscal 2002, we issued 2,933,190 shares of common stock as the initial consideration in connection with the acquisition of ViraNative. An additional 8,799,570 shares of common stock were issued to the former shareholders of ViraNative, which represented achievement of the first two milestones as defined in the ViraNative purchase agreement. In connection with the acquisition, the former shareholders of ViraNative are entitled to an additional 11,732,760 shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals.

     On June 30, 2001 Viragen’s ownership interest in Viragen International was 94%. As a result of the shares of common stock issued during fiscal 2002 in connection with the ViraNative acquisition and the subsequent achievement of the first two milestones as defined in the purchase agreement, Viragen’s ownership interest in Viragen International was reduced to approximately 70%. If ViraNative meets all of the milestones under the purchase agreement, Viragen’s ownership interest in Viragen International would be reduced to approximately 56% assuming shares are not issued for any other purposes.

     During fiscal 2001, Viragen contributed to capital $7,414,974 in inter-company balances with Viragen International. The capital contributions occurred on September 30, 2000, March 31, 2001 and June 30, 2001, at stock prices ranging between $0.56 and $0.91 per common share. Viragen received 8,821,770 shares of Viragen International common stock for the capital contributions.

     On June 29, 2001, Viragen International issued to Viragen 6,274,510 shares of common stock in payment of a $5,333,333 licensing fee payable. On that date, the closing price of our common stock was $0.85 per share, as quoted on the over-the-counter bulletin board.

     During fiscal 2000, Viragen contributed to capital $4,785,067 in inter-company balances with Viragen International. The capital contributions, made at the then current market prices, occurred on December 31, 1999, March 31, 2000 and June 30, 2000, at stock prices ranging between $1.00 and $1.50 per common share. Viragen received 3,593,347 shares of Viragen International common stock for the capital contributions.

Stock Options

     Viragen International’s 1997 Incentive Stock Option Plan has authorized the grant of options to management personnel, directors, employees, or consultants for up to 600,000 shares of our common stock, of which 126,500 remain available at June 30, 2002. Options granted under the plan have various vest dates and all options granted have 5 year terms from the vesting date.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E – CAPITAL STOCK – (Continued)

Stock Based Compensation

     Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if Viragen International had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 4.19% for 2002 and 5.69% for 2000; volatility factor of the expected market price of our common stock of 1.04 for 2002 and 1.25 for 2000; and an expected life of the option of 3 years. The weighted average fair values of the options granted in fiscal 2002 and 2000 were $0.54 and $0.68 per share, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Accordingly, we have not adopted SFAS No. 123 for accounting of our employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Viragen International’s pro forma information follows:

	Year Ended June 30,

	2002	2001	2000

Pro forma net loss	$(5,704,339)	$(7,939,219)	$(6,498,154)
Pro forma net loss per share	$(0.14)	$(0.33)	$(0.38)

     The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share for fiscal years 2002, 2001, and 2000, are not likely to be representative of the pro forma results of net loss and net loss per share in future years since the number of shares to be issued under stock option plan is not known and the assumptions used to determine the fair value can vary significantly.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E – CAPITAL STOCK – (Continued)

     A summary of our stock option activity and related information for the years ended June 30, follows:

		Weighted	Number of	Weighted
	Number of	Average	Options	Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at June 30, 1999	125,000	$6.23	87,500	$6.45
Granted	216,500	0.95
Exercised	(1,600)	0.84
Canceled/Expired	(2,000)	0.84

Outstanding at June 30, 2000	337,900	2.90	246,000	3.68
Granted	—	—
Exercised	(600)	0.84
Canceled/Expired	(30,000)	5.97

Outstanding at June 30, 2001	307,300	2.61	271,500	2.84
Granted	257,000	0.83
Exercised	—	—
Canceled/Expired	(93,000)	2.99

Outstanding at June 30, 2002	471,300	$1.66	353,800	$1.93

     The following table summarizes information about Viragen International’s stock options outstanding at June 30, 2002:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number of	Remaining	Average	Options	Average
Exercise Prices	Options	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.70 - $0.95	328,800	4.40 years	$0.82	211,300	$0.83
$1.19	67,500	2.59 years	1.19	67,500	1.19
$5.72	75,000	1.63 years	5.72	75,000	5.72

$0.70 - $5.72	471,300	3.70 years	$1.66	353,800	$1.93

Common Shares Reserved

     Shares of Viragen International’s common stock reserved at June 30, 2002, for possible future issuance are as follows:

Share to be issued if additional milestones are achieved by ViraNative	11,732,760
Officer and director stock options	352,500
Employee stock options	118,800

12,204,060

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F – TRANSACTIONS WITH PARENT

     On July 12, 1995 Viragen (Scotland), our wholly owned subsidiary, entered into a technology license agreement (License Agreement) with Viragen Technology, Inc., a wholly owned subsidiary of Viragen, our parent company. The License Agreement granted Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon. Under the terms of this agreement, Viragen (Scotland) was obligated to pay a minimum $2 million annual licensing fee to Viragen.

     During November 1998, Viragen and Viragen (Scotland) modified the License Agreement. Under the modified terms, the minimum $2 million annual licensing fee was payable monthly at the rate of $167,000 per month. Viragen had deferred the cash payment of the fee until we had the necessary cash flow to meet this payment. As of June 29, 2001, we had accrued approximately $5.3 million in licensing fees payable to Viragen, of which $2 million were accrued during both fiscal 2001 and 2000. In order to improve our capitalization, and prior to acquiring ViraNative, we settled this balance. On June 29, 2001, we issued to Viragen 6,274,510 common shares, at $0.85 per share, the then current market price.

     On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional licensing fees due to Viragen under that agreement will be recognized after September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date. Accrued interest of $22,500 payable to Viragen for the nine months ended June 30, 2002 is included in accrued expenses and other liabilities.

     On June 30, 2001 Viragen’s ownership interest in Viragen International was 94%. On September 28, 2001 we issued 2,933,190 shares in connection with the acquisition of ViraNative, which reduced Viragen’s ownership interest to approximately 87%. During January 2002 we issued an additional 8,799,570 shares to the former shareholders of ViraNative, which represent achievement of the first two milestones as defined in the ViraNative purchase agreement. This further reduced Viragen’s ownership interest in Viragen International to approximately 70%. If ViraNative meets all of the milestones under the purchase agreement, Viragen’s ownership interest in Viragen International would be reduced to approximately 56% assuming shares of Viragen International common stock are not issued for any other purposes.

     Viragen provides certain administrative services to us including management and general corporate assistance. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses it would have incurred had Viragen International been operated on a stand-alone basis. The financial information included herein may not reflect the consolidated financial statements of Viragen International had they been a separate stand-alone entity during the periods presented. The amount of expenses allocated by Viragen totaled approximately $319,000, $184,000, and $174,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – INCOME TAXES

     Viragen International files separate U.S. income tax returns. ViraNative, a wholly-owned subsidiary of Viragen International, files separate income tax returns in Sweden. Viragen (Scotland) Ltd., a wholly-owned subsidiary of Viragen International, files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH, also a wholly-owned subsidiary of Viragen International that has been dormant since inception, files separate income tax returns in Germany.

     For financial reporting purposes, net loss before income taxes includes the following components:

	Year Ended June 30,

	2002	2001	2000

U.S.	$(561,287)	$(242,474)	$(223,305)
Foreign	(5,897,946)	(7,672,800)	(6,149,968)

	$(6,459,233)	$(7,915,274)	$(6,373,273)

     The components of Viragen International’s income tax benefit are as follows:

	Year Ended June 30,

	2002	2001	2000

Current:
Foreign	$(809,834)	$—	$—
U.S.	—	—	—

	(809,834)	—	—
Deferred:
Foreign	—	—	—
U.S.	(58,158)	—	—

	(58,158)	—	—

Total income tax benefit	$(867,992)	$—	$—

     Net deferred taxes of Viragen International’s U.S. operations at June 30, 2002 and 2001 are approximately as follows:

	June 30,	June 30,
	2002	2001

Deferred tax assets:
Accrued liabilities	$24,000	$7,000
Other	2,000	3,000
Capital loss carry-forwards	1,295,000	1,158,000

Total deferred tax assets	1,321,000	1,168,000
Valuation allowance for deferred tax assets	(1,321,000)	(1,168,000)

	—	—
Deferred tax liability:
Identifiable intangibles	(605,000)	—

Net deferred tax liability	$(605,000)	$—

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – INCOME TAXES – (Continued)

     Viragen International’s changes in the valuation allowance were net increases of $153,000, $91,000, and $84,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

     Viragen International has net operating loss carry-forwards for U.S. income tax purposes, with expiration dates, as follows:

Net Operating
Losses	Expiration

$467,000	2003--2005
737,000	2006--2008
2,238,000	2009--2022

$3,442,000

     These carryforwards include $1,200,000 whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382.

     Net operating losses of Viragen (Scotland) totaling approximately $25,900,000 are being carried forward to future periods at June 30, 2002. At June 30, 2002, ViraNative has approximately $2,592,000 in net operating loss carry-forwards available to offset future taxable income.

     The reconciliation of income tax benefit computed at the U.S. federal statutory rate applied to Viragen International’s net loss is as follows:

	Year Ended June 30,

	2002	2001	2000

Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal	(3.63)	(3.63)	(3.63)
Foreign R&D tax credit	(13.40)	—	—
Change in valuation allowance	37.63	37.63	37.63

	(13.40)%	—%	—%

NOTE H — COMMITMENTS

Lease agreements

     In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in the Pentlands Science Park in the Edinburgh area of Scotland. The facility consists of approximately 13,000 square feet with base monthly rental payments of approximately $25,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006.

     In April 2002, Viragen (Scotland) executed a one year lease agreement for office space in Glasgow, Scotland. The base monthly rental payment on this lease is approximately $1,900. The lease expires in March 2003 and is not expected to be extended.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H – COMMITMENTS – (Continued)

     Through ViraNative, we lease approximately 22,800 square feet of laboratory, production and office facilities in Umeå, Sweden. This space is covered by three separate leases. The initial term of these leases has expired and each is renewable on a year-by-year basis in March, cancelable with 12 months notice, at a total lease cost of approximately $25,000 per month. The leases were renewed in March of 2002 and it extends through March 2004.

     During the years ended June 30, 2002, 2001 and 2000, Viragen International recognized approximately $649,000, $296,000, and $208,000, respectively, in rent expense and related charges arising from facilities leases.

     The company has also entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months.

     The approximate minimum rental payments required under our facility and equipment lease agreements are:

Year ended June 30,	Amount

2003	$639,086
2004	543,024
2005	314,889
2006	304,506
2007	101,502

NOTE I — CONTINGENCIES

     On August 15, 2002, Viragen, Inc., our parent company was named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-0147812). Medicore, the former parent of Viragen, is alleging breach of contract in relation to royalties it alleges are due from present and future sales of Viragen’s natural interferon product, which was independently developed by BioNative AB. BioNative was acquired by Viragen International in September 2001 and subsequently renamed ViraNative.

     Viragen and Medicore, Inc. entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

     These royalties are to be paid until the total of $2,400,000 is achieved. The agreement also states that royalties of approximately $108,000 previously accrued by Viragen as payable to Medicore will be the final payment.

     Sales of our natural interferon product totaled approximately $1.3 million for the fiscal year ended June 30, 2002. If it is determined that payment of the royalties is to be made, the amount owed on these sales would be approximately $65,000. This amount has not been accrued as of June 30, 2002.

     Viragen evaluated the complaint filed by Medicore and filed their response in September 2002. Viragen intends to rigorously defend its position in this action.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of SFAS Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of SFAS No. 13 although early adoption is permitted. We do not expect the implementation of this standard to have a material impact on our financial condition, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. We do not expect the implementation of this standard to have a material impact on our financial condition, results of operations or cash flows.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K – GEOGRAPHIC AND SEGMENT INFORMATION

     We define geographical regions as countries in which the Company operates. We operate extensively through our foreign wholly owned subsidiaries, ViraNative AB, a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd., a Scottish company located in Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities. Our corporate headquarters located in Plantation, Florida conducts only administrative activities.

     The following table reconciles long-lived assets by geographic region to the consolidated total:

	June 30,

Region	2002	2001

United Kingdom	$3,823,646	$3,917,108
Sweden	11,935,022	—
United States	—	20,154

	$15,758,668	$3,937,262

     The Company’s operations are currently confined to a single business segment: the development and sale of human leukocyte derived interferon. All of the company’s sales for 2002 have been to external customers located outside of the United States. Revenue is attributed to external customers in individual countries based on the location of the customer.

     The following table illustrates product revenue by country of origin:

	Year ended June 30,

Country	2002	2001	2000

Italy	$1,036,650	$—	$—
Sweden	161,116	—	—
Other	77,498	—	—

	$1,275,264	$—	$—

     For 2002, product revenue from external customers in Italy and Sweden accounted for approximately 81% and 13% of total revenue, respectively. Product revenue from external customers in Indonesia, Germany, Great Britain, and Thailand accounted for 6% of total revenue. During 2002, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement. Alfa Wassermann, our only customer in Italy, accounted for 81% of total revenue for fiscal 2002. The loss of this customer would have a material adverse effect on our results of operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L – UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The table below sets forth selected unaudited financial data for each quarter of the most recent two fiscal years:

	Three Months Ended

	September 30	December 31	March 31	June 30

Fiscal 2002
Product sales	$—	$461,892	$415,935	$397,437
Cost of sales	—	443,530	253,643	212,580
Net loss	(1,612,494)	(1,969,971)	(1,477,541)	(531,235)
Basic and diluted net loss per share of common stock	(0.05)	(0.05)	(0.03)	(0.01)
Weighted average shares of common stock outstanding	34,854,628	37,692,170	45,025,145	46,491,740
Fiscal 2001
Product sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Net loss	(1,506,182)	(1,803,570)	(2,048,304)	(2,557,218)
Basic and diluted net loss per share of common stock	(0.08)	(0.07)	(0.08)	(0.10)
Weighted average shares of common stock outstanding	19,715,625	24,586,578	24,601,655	26,002,525

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX OF EXHIBITS

     As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Exhibit Titles

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP