Form 10-Q
period 2002-09-30
VIRAGEN INTERNATIONAL INC
filed 2002-11-14
CIK 785081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17827

VIRAGEN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2788282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 SW 78th Avenue, Suite 100, Plantation, Florida 33324
(Address of principal executive offices)

(954) 233-8377
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of November 12, 2002, there were 46,491,740 shares of the issuer’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Product sales	$344,885	$—
Costs and expenses
Cost of sales	318,173	—
Research and development	231,600	918,004
Selling, general and administrative	849,276	294,193
Licensing fee	—	500,000
Amortization of intangible assets	57,017	—
Interest and other income	(35,612)	(27,140)
Interest expense	49,719	751

Loss before income taxes	(1,125,288)	(1,685,808)
Income tax benefit	19,386	73,314

Net loss	$(1,105,902)	$(1,612,494)

Basic and diluted loss per share of common stock	$(0.02)	$(0.05)

Weighted average common shares—basic and diluted	46,491,740	34,854,628

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2002	June 30, 2002
ASSETS
Current assets
Cash and cash equivalents	$210,935	$77,405
Accounts receivable	294,951	349,965
Inventories	2,108,323	1,866,568
Prepaid expenses and other current assets	758,828	1,100,773

Total current assets	3,373,037	3,394,711
Property, plant and equipment
Land, building and improvements	2,908,328	2,874,590
Equipment and furniture	4,449,980	4,203,195
Construction in progress	429,511	375,373

	7,787,819	7,453,158
Less accumulated depreciation	(2,182,211)	(1,971,667)

	5,605,608	5,481,491
Goodwill	8,387,913	8,460,940
Developed technology, net	1,717,763	1,765,618
Other intangible assets, net	25,091	50,619

	$19,109,412	$19,153,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,979,457	$1,818,757
Line of credit	870,702	831,965
Licensing fee payable	500,000	500,000
Current portion of long-term debt	41,946	72,374
Deferred tax liability, current	52,257	60,686

Total current liabilities	3,444,362	3,283,782
Long-term debt, less current portion	1,029,502	1,023,948
Advances from parent	5,704,698	4,749,982
Deferred tax liability	533,239	544,196
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value. Authorized 90,000,000 shares at September 30, 2002 and June 30, 2002; issued and outstanding 46,491,740 shares at September 30, 2002 and June 30, 2002	464,917	464,917
Additional paid-in capital	39,216,624	39,216,624
Accumulated deficit	(31,892,209)	(30,786,307)
Accumulated other comprehensive income	608,279	656,237

Total stockholders’ equity	8,397,611	9,551,471

	$19,109,412	$19,153,379

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(1,105,902)	$(1,612,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,644	116,070
Amortization of intangible assets	57,017	—
Income tax benefit	(19,386)	—
Increase (decrease) relating to operating activities from:
Accounts receivable	55,014	—
Inventories	(241,755)	—
Prepaid expenses and other current assets	341,945	203,704
Other assets	—	20,154
Accounts payable and accrued expenses	160,700	(633,185)
Licensing fee payable	—	500,000

Net cash used in operating activities	(576,723)	(1,405,751)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(241,161)	(22,130)
Acquisition of ViraNative, net of cash acquired	—	(30,695)

Net cash used in investing activities	(241,161)	(52,825)

FINANCING ACTIVITIES
Advances from parent	954,716	1,683,393
Net borrowing on line of credit	45,369	—
Payments on long-term debt	(15,972)	(2,923)

Net cash provided by financing activities	984,113	1,680,470
Effect of exchange rate fluctuations on cash	(32,699)	(52,232)

Increase in cash and cash equivalents	133,530	169,662
Cash and cash equivalents at beginning of period	77,405	2,266,168

Cash and cash equivalents at end of period	$210,935	$2,435,830

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A – CONSOLIDATION AND BASIS OF PRESENTATION

Viragen International, Inc. and its subsidiaries are engaged in the research, development, manufacture and sale of certain immunological products for commercial application.

The consolidated financial statements include Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant transactions among our businesses have been eliminated.

During fiscal years 2002, 2001 and 2000, Viragen International incurred significant losses of approximately $5,591,000, $7,915,000 and $6,373,000, respectively, and has an accumulated deficit of approximately $31,892,000 as of September 30, 2002. Additionally, the Company had a cash balance of approximately $211,000 and working capital deficit of approximately $71,000 at September 30, 2002. Management anticipates additional future losses as it commercializes its natural human interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, the Company will require substantial additional funding. Historically, Viragen, our parent company, has provided us with the working capital necessary to fund operations. Viragen has agreed to provide us the working capital necessary to fund operations through June 30, 2003. However, Viragen is also required to raise additional capital to support its operations and fund ours. Management’s plans include obtaining additional capital through equity and debt financing. No assurance can be given that additional capital will be available when required or upon terms acceptable to the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

The accompanying unaudited interim consolidated condensed financial statements for Viragen International have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.

The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts in prior year’s consolidated condensed financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on previously reported results of operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE B – INTERIM ADJUSTMENTS AND USE OF ESTIMATES

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

Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

The unaudited interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, filed with the Securities and Exchange Commission.

NOTE C – ACQUISITION

On September 28, 2001, Viragen International, Inc. acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a human leukocyte interferon (alpha) product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed into our new product, Multiferon®.

The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $204,000 in acquisition related costs. In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that ViraNative’s Re-registration certificate was approved and as a second line treatment for any indication where patients did not respond to recombinant interferon. At that time, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock, which represented achievement of the first two milestones as defined in the acquisition agreement. The additional shares of Viragen International common stock were valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to goodwill.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE C – ACQUISITION – (Continued)

In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•
8,799,570 additional shares when and if the Mutual Recognition Procedures application has received the approval of the requisite national and EU regulatory authorities for the use, sale and marketing of Multiferon in certain countries which must include Germany; and

•
2,933,190 additional shares when and if Multiferon has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when Multiferon has been approved by the requisite regulatory bodies for sale in the USA.

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

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill reported in our balance sheet as of September 30, 2002 arose from our acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note C. In accordance with the provisions of SFAS No. 142, goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. The following table reflects the changes in the carrying amount of goodwill for the quarter ended September 30, 2002.

Balance as of June 30, 2002	$8,460,940
Goodwill acquired during the year	—
Foreign exchange adjustment	(73,027)

Balance as of September 30, 2002	$8,387,913

The intangible assets reported in our balance sheet as of September 30, 2002 arose from our acquisition of ViraNative in September 2001. As of September 30, 2002, intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,848,226	$(130,463)
Customer contract	125,455	(100,364)

Total intangible assets	$1,973,681	$(230,827)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. The estimated aggregate amortization expense for the fiscal year ended June 30, 2003 and the four succeeding fiscal years is as follows:

2003	$179,000
2004	129,000
2005	129,000
2006	129,000
2007	129,000

NOTE E – INVENTORIES

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

Inventories consisted of the following at September 30, 2002 and June 30, 2002:

	September 30, 2002	June 30, 2002
Finished products	$260,065	$410,343
Work in process	1,691,611	1,293,851
Raw materials and supplies	156,647	162,374

Total inventories	$2,108,323	$1,866,568

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE F – DEBT

Line of Credit

Through our Swedish subsidiary, ViraNative, we may borrow up to $907,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.5% at September 30, 2002 and the facility renews annually in December. Outstanding borrowings under this agreement totaled approximately $871,000 as of September 30, 2002. The overdraft facility is secured by certain assets of ViraNative.

Long-Term Debt

As of September 30, 2002, our long-term debt totaling approximately $1,071,000 consisted of a mortgage loan agreement with a Swedish bank, two other loan agreements with Swedish governmental agencies and a loan agreement with a Scottish bank. Outstanding borrowings under these agreements bear interest at rates ranging from 5.6% to 11.5%.

Long-term debt includes a 25-year mortgage obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $611,000 at September 30, 2002. This loan carries a floating rate of interest which was approximately 5.6% at September 30, 2002. We are required to make quarterly payments of principal and interest of approximately $7,000 under this agreement. This loan matures in September 2003 and is secured by the related land and building with a carrying value of approximately $723,000 as of September 30, 2002.

Under the terms of a credit facility with a Swedish agency that was obtained for the purposes of conducting clinical trials, we are not required to begin quarterly principal and interest payments of approximately $25,000 until March 2003. This credit facility had an outstanding balance of approximately $437,000 and carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 11.5% as of September 30, 2002.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE G – COMPREHENSIVE LOSS

Comprehensive loss is comprised of the Company’s net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive (loss) income is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,
	2002	2001
Net loss	$(1,105,902)	$(1,612,494)
Other comprehensive (loss) income:
Currency translation adjustment	(47,958)	110,310

Total comprehensive loss	$(1,153,860)	$(1,502,184)

NOTE H – TRANSACTIONS WITH PARENT

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE H – TRANSACTIONS WITH PARENT – (Continued)

On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional licensing fees due to Viragen under that agreement will be recognized after September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or stock within 12 months of the agreement date, unless extended through mutual agreement of the parties. As of September 30, 2002 the parties have agreed to extend the payment date until December 31, 2002 unless further extended. Accrued interest of $30,000 payable to Viragen for the twelve months ended September 30, 2002 is included in accrued expenses and other liabilities. Viragen International can settle the $500,000 license payable to Viragen, plus accrued interest, through the issuance of shares of its common stock. At current share price levels, Viragen International would need to issue approximately 2.5 million shares of common stock to Viragen, which would increase Viragen’s ownership interest in Viragen International from 70.2% as of September 30, 2002 to approximately 71.7%.

If ViraNative meets all of the milestones under the ViraNative purchase agreement, Viragen’s ownership interest in Viragen International would be reduced from 70.2% as of September 30, 2002 to approximately 56.1% assuming shares of Viragen International common stock are not issued for any other purposes.

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

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2002 the Company adopted FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The adoption of SFAS No. 145 did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

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

Factors that may cause actual results to differ materially include the risks discussed below, as well as in the “Risk Factors” section included in post effective amendment No. 1 to our registration statement on Form S-1 (File No. 333-75998) filed on November 5, 2002 with the Securities and Exchange Commission. We are incorporating these “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. We will provide you with any copy of any or all of these reports at no charge.

Among the uncertainties that may cause our results to differ materially from our projections are:

•	whether the efficacy, production, price and timing of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;
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

Our natural human alpha interferon product, Multiferon, was developed and is being manufactured overseas. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

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

Recent Developments

In October 2002, we entered into an exclusive distribution agreement with CJ Pharma, a U.S. Pharmaceutical Division of Cheil Jedang, to distribute Multiferon in designated Latin American countries. The agreement provides that CJ Pharma shall take all measures necessary to obtain and maintain the appropriate regulatory approvals for Multiferon in specified Latin American territories. These exclusive territories include: Brazil, Chile, Uruguay, Peru, Costa Rica, Honduras, Nicaragua, Guatemala and Panama. CJ Pharma is responsible for all costs associated with the regulatory approval process, including clinical trials if required, in each of the respective countries.

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

•
Goodwill.    In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired business is impaired. We have approximately $8.4 million (or 44% of total assets) of goodwill recorded on our balance sheet as of September 30, 2002. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment.

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

Liquidity and Capital Resources

We are currently dependent upon revenue generated from the sale of our natural interferon product, Multiferon, and advances or capital contributions by Viragen to fund our operations. The Company’s operating losses and working capital requirements continue to adversely affect cash flow. In the event of our parent company’s inability to continue to fund our operations, or our inability to raise capital, or a lack of expanded revenue from the sale of our natural interferon product, the Company will likely be unable to meet its operating requirements through the end of fiscal 2003. In this event we would be required to significantly curtail or suspend our operations.

For the quarter ended September 30, 2002, the company’s funding primarily consisted of revenue generated from the sale of its natural interferon product totaling approximately $345,000 and contributions from our parent company, Viragen, totaling approximately $955,000.

As of September 30, 2002, we had a working capital deficit of approximately $71,000 compared to working capital of approximately $111,000 as of June 30, 2002. The decrease in working capital of approximately $182,000 compared to the previous fiscal year end balance was due primarily to the use of cash to fund operating activities totaling approximately $577,000, capital expenditures totaling approximately $241,000 and repayments on debt facilities totaling approximately $16,000. These expenditures were partially offset by advances from our parent company, Viragen, totaling approximately $955,000 and borrowings under our line of credit or approximately $45,000.

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

During fiscal years 2002, 2001 and 2000, Viragen supported our operations through fundings of approximately $4,750,000, $2,751,000 and $9,568,000, respectively. During fiscal years 2001 and 2000 Viragen contributed intercompany balances of $7,415,000, and $4,785,000 to capital, respectively. As a result contributions, we issued to Viragen 8,821,770 shares in fiscal 2001 and 3,593,347 shares in fiscal 2000. Viragen’s capital contributions have been made at the then-current market price of our common stock. Market prices have ranged between $0.56 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen International having to repay approximately $12,200,000 in inter-company balances.

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

We intend to significantly expand our productive capacity of Multiferon in Sweden through the renovation of a 21,500 square foot facility purchased by ViraNative prior to our acquisition. ViraNative has commenced the initial expansion phase with an estimated total cost of $1.1 million which is expected to be completed by March 2003. Based on Multiferon product demand and available financing, the new facility could be further expanded and equipped. Such an expansion, if warranted, could cost up to an additional $12 million. The facility carries a 25 year mortgage with an outstanding principal balance of approximately $611,000 as of September 30, 2002.

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

Results of Operations

As a result of our acquisition of ViraNative in September 2001, the Company began recognizing revenue through the sale of its natural human alpha interferon, Multiferon. Since the date of the acquisition, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement, which expires in December 2002. The loss of revenue from this customer prior to significant revenues from the sale of our highly purified product would have a material adverse effect on our results of operations. We believe the gross profit margin reflected on sales of our bulk product is not necessarily indicative of the margins we anticipate on the sale of our finished interferon product, Multiferon. We expect the margins on finished product to be higher as the anticipated increase in selling price for highly purified product will exceed the incremental costs of the additional processing. We expect our product mix to shift significantly from the sale of semi-purified material to highly purified during our fiscal year ended June 30, 2003.

Research and Development Costs

Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended September 30, 2002 totaled approximately $232,000, a decrease of approximately $686,000 when compared to the same quarter of the preceding year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $425,000, and the allocation to our parent company,Viragen, of certain research and development costs totaling approximately $400,000. These allocated costs were incurred in our Scottish facility for research and development projects conducted on behalf our parent company. These reductions in research and development costs were partially offset by research and development costs incurred by our Swedish operations, acquired on September 28, 2001, totaling approximately $129,000 for the quarter ended September 30, 2002.

We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural interferon product and related technologies. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of our operations or our ability to independently raise significant additional investment capital.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal and accounting professional fees and depreciation. Selling, general and administrative expenses totaled approximately $849,000 for the three months ended September 30, 2002 compared to approximately $294,000 in the same period of the previous fiscal year. This increase of approximately $555,000 is partially attributed to administrative expenses incurred by our Swedish subsidiary of approximately $219,000, which was acquired on September 28, 2001. Included in the overall increase is an increase in the allocation of certain administrative services provided by Viragen at our Florida headquarters, totaling approximately $202,000 as a result of our acquisition of ViraNative in September 2001. Also contributing to the increase in selling, general and administrative expense were increases in expenses at our Scottish facility, including professional services fees and utilities totaling approximately $100,000.

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

Licensing Fees

The decrease in licensing fees of $500,000 for the three months ended September 30, 2002 compared to the same period of the previous year is due to the termination of the license agreement between Viragen (Scotland), our Scottish subsidiary, and Viragen. The termination agreement was executed following our acquisition of ViraNative effective September 28, 2001, as we intend to commercially exploit our Multiferon technology.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the purchase price allocated to separately identifiable intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets acquired consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract is being amortized over the remaining term of the contract, which ends in December 2002. For the three months ended September 30, 2002, amortization of intangible assets totaled approximately $57,000.

Interest and Other Income

The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from a government agency in Scotland, sublease income on certain office space in our Scottish facility and gains or losses on foreign exchange. Interest and other income totaled approximately $36,000 for the three months ended September 30, 2002.

Interest Expense

Interest expense for the three months ended September 30, 2002, primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5% to 11%. We expect our interest expense to remain at current levels on our debt obligations.

Income Tax Benefit

For the three months ended September 30, 2002, income tax benefit totaled approximately $19,000. This amount is due to amortization expense on certain intangible assets related to the ViraNative acquisition. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $585,000. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2002, we had a net operating loss carry forward of approximately $3.4 million for U.S. federal income tax purposes.

Recent Accounting Pronouncements

Effective July 1, 2002 the Company adopted FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, (and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as it amends SFAS No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board (“APB”) Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The adoption of SFAS No. 145 did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this SFAS eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

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

Foreign Currency Exchange Risk

We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive loss and shown in the equity section of our balance sheet.

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

Intangible Asset Risk

We have a substantial amount of intangible assets. Although at September 30, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 4.    Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

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
Nicholas M. Burke Controller and Principal Accounting Officer

Date: November 14, 2002

CERTIFICATIONS

I, Gerald Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viragen International, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Gerald Smith
Gerald Smith President, Chairman and Chief Executive Officer

CERTIFICATIONS

I, Dennis W. Healey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viragen International, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Dennis W. Healey
Dennis W. Healey Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002