Form 10-Q
period 2002-12-31
VIRAGEN INTERNATIONAL INC
filed 2003-02-14
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of February 10, 2003, there were 50,970,907 shares of the issuer’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Product sales	$126,592	$461,892	$471,477	$461,892
Costs and expenses
Cost of sales	100,866	443,530	419,039	443,530
Research and development	220,107	1,245,530	451,707	2,163,534
Selling, general and administrative	890,494	668,297	1,739,770	962,490
Licensing fee	—	—	—	500,000
Amortization of intangible assets	58,108	51,518	115,125	51,518
Interest and other income	(57,079)	(22,741)	(92,691)	(49,881)
Interest expense	48,819	45,841	98,538	46,592

Loss before income taxes	(1,134,723)	(1,970,083)	(2,260,011)	(3,655,891)
Income tax benefit	19,386	112	38,772	73,426

Net loss	$(1,115,337)	$(1,969,971)	$(2,221,239)	$(3,582,465)

Loss per common share – basic and diluted	$(0.02)	$(0.05)	$(0.05)	$(0.10)

Weighted average common shares – basic and diluted	46,540,427	37,692,170	46,516,083	36,273,399

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2002	June 30, 2002
ASSETS
Current assets
Cash and cash equivalents	$23,553	$77,405
Accounts receivable	63,083	349,965
Inventories	2,839,059	1,866,568
Prepaid expenses	233,809	155,209
Other current assets	118,050	945,564

Total current assets	3,277,554	3,394,711
Property, plant and equipment
Land, building and improvements	3,011,564	2,874,590
Equipment and furniture	4,455,355	4,203,195
Construction in progress	502,050	375,373

	7,968,969	7,453,158
Less accumulated depreciation	(2,284,741)	(1,971,667)

	5,684,228	5,481,491
Goodwill	8,887,444	8,460,940
Developed technology, net	1,785,503	1,765,618
Other intangible assets, net	—	50,619

	$19,634,729	$19,153,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,384,698	$1,818,757
Line of credit	966,147	831,965
Licensing fee payable	—	500,000
Current portion of long-term debt	122,408	72,374
Deferred tax liability, current	43,828	60,686

Total current liabilities	3,517,081	3,283,782
Long-term debt, less current portion	980,408	1,023,948
Advances from parent	6,025,634	4,749,982
Deferred tax liability	522,282	544,196
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value. Authorized 90,000,000 shares at December 31, 2002 and June 30, 2002; issued and outstanding 50,970,907 and 46,491,740 shares at December 31, 2002 and June 30, 2002, respectively	509,709	464,917
Additional paid-in capital	39,709,332	39,216,624
Accumulated deficit	(33,007,546)	(30,786,307)
Accumulated other comprehensive income	1,377,829	656,237

Total stockholders’ equity	8,589,324	9,551,471

	$19,634,729	$19,153,379

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(2,221,239)	$(3,582,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	354,055	259,430
Amortization of intangible assets	115,125	51,518
Loss on sale of property, plant, and equipment	8,578	—
Deferred income tax benefit	(38,772)	—
Increase (decrease) relating to operating activities from:
Accounts receivable	286,882	60,726
Inventories	(972,491)	204,749
Prepaid expenses and other current assets	748,914	259,856
Other assets	—	20,154
Accounts payable and accrued expenses	603,441	(613,326)
Licensing fee payable	—	500,000

Net cash used in operating activities	(1,115,507)	(2,839,358)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(314,437)	(200,457)
Acquisition of BioNative, net of cash acquired	—	(165,627)

Net cash used in investing activities	(314,437)	(366,084)
FINANCING ACTIVITIES
Advances from parent	1,275,652	2,093,643
Net borrowing on line of credit	87,664	46,171
Payments on long-term debt	(27,391)	(26,635)

Net cash provided by financing activities	1,335,925	2,113,179
Effect of exchange rate fluctuations on cash	40,167	(78,310)

Decrease in cash and cash equivalents	(53,852)	(1,170,573)
Cash and cash equivalents at beginning of period	77,405	2,266,168

Cash and cash equivalents at end of period	$23,553	$1,095,595

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

The accompanying unaudited interim consolidated financial statements include Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant transactions among our businesses have been eliminated. The consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.

The accompanying unaudited interim consolidated condensed financial statements for Viragen International have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.

During fiscal years 2002, 2001 and 2000, Viragen International incurred significant losses of approximately $5,591,000, $7,915,000 and $6,373,000, respectively, and has an accumulated deficit of approximately $33,008,000 as of December 31, 2002. Additionally, the Company had a cash balance of approximately $24,000 and working capital deficit of approximately $240,000 at December 31, 2002. Management anticipates additional future losses as it commercializes its natural human interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, the Company will require substantial additional funding. Historically, we have been wholly dependent upon Viragen, our parent company, to provide us with the working capital necessary to fund operations. Viragen has agreed to provide us the working capital necessary to fund operations through June 30, 2003. However, for the fiscal year ended June 30, 2002, the report of Viragen’s independent auditors included an explanatory paragraph indicating substantial doubt as to their ability to continue as a going concern. In the event that Viragen is unable to continue to raise additional capital through debt or equity financings or through other means, in order to fund our operations, we would be required to significantly curtail or suspend our operations. Management’s plans include continued funding from our parent or obtaining additional capital through direct equity and debt financing. No assurance can be given that additional capital will be available.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Operating results for the three-month and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill reported in our balance sheets as of December 31, 2002 and June 30, 2002 arose from our acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note C. In accordance with the provisions of SFAS No. 142, goodwill will not be amortized but will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2002.

Balance as of June 30, 2002	$8,460,940
Goodwill acquired during the year	—
Foreign exchange adjustment	426,504

Balance as of December 31, 2002	$8,887,444

The intangible assets reported in our balance sheets as of December 31, 2002 and June 30, 2002 arose from our acquisition of ViraNative in September 2001. As of December 31, 2002, intangible assets consist of the following:

	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,958,294	$(172,791)
Customer contract	132,927	(132,927)

Total intangible assets	$2,091,221	$(305,718)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology consists of the production and purification methods developed by ViraNative. The developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes. The customer contract represented a purchase agreement with a customer that expired in December 2002 and accordingly this intangible asset was fully amortized at December 31, 2002. The estimated aggregate amortization expense for the fiscal year ended June 30, 2003 and the four succeeding fiscal years is as follows:

2003	$182,000
2004	133,000
2005	133,000
2006	133,000
2007	133,000

NOTE E – INVENTORIES

Inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished products costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. Finished products consist of purified human leukocyte interferon.

Inventories consisted of the following at December 31, 2002 and June 30, 2002:

	December 31, 2002	June 30, 2002
Finished products	$677,934	$410,343
Work in process	2,025,320	1,293,851
Raw materials and supplies	135,805	162,374

Total inventories	$2,839,059	$1,866,568

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE F – DEBT

Line of Credit

Through our Swedish subsidiary, ViraNative, we may borrow up to approximately $960,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.5% at December 31, 2002. The facility renews annually and was renewed in December 2002. Outstanding borrowings under this agreement totaled approximately $960,000 as of December 31, 2002. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

As of December 31, 2002, our long-term debt totaling approximately $1,103,000 consisted of a mortgage loan agreement with a Swedish bank and two other loan agreements with Swedish governmental agencies. Outstanding borrowings under these agreements bear interest at rates ranging from 5.35% to 11.4%.

Long-term debt includes a 25-year mortgage obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $639,000 at December 31, 2002. This loan carries a floating rate of interest which was approximately 5.35% at December 31, 2002. We are required to make quarterly payments of principal and interest of approximately $7,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $766,000 as of December 31, 2002.

Under the terms of a credit facility with a Swedish agency that was obtained for the purposes of conducting clinical trials, we are not required to begin quarterly principal and interest payments of approximately $25,000 until March 2003. This credit facility had an outstanding balance of approximately $463,000 and carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 11.4% as of December 31, 2002.

NOTE G – CAPITAL STOCK

On December 31, 2002, we issued to Viragen, our parent company, 4,479,167 common shares to settle the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500. The shares were issued at $0.12 per share, the then current market price. As a result of this share issuance, Viragen’s ownership interest in Viragen International as of December 31, 2002 increased to approximately 72.8% from 70.2% as of June 30, 2002.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE H – COMPREHENSIVE LOSS

Comprehensive loss is comprised of the Company’s net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(1,115,337)	$(1,969,971)	$(2,221,239)	$(3,582,465)
Other comprehensive income (loss):
Currency translation adjustment	769,550	(77,745)	721,592	32,565

Total comprehensive loss	$(345,787)	$(2,047,716)	$(1,499,647)	$(3,549,900)

NOTE I – TRANSACTIONS WITH PARENT

On July 12, 1995, Viragen (Scotland), our wholly owned subsidiary, entered into a technology license agreement (License Agreement) with Viragen Technology, Inc., a wholly owned subsidiary of Viragen, our parent company. The License Agreement granted Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon. Under the terms of this agreement, Viragen (Scotland) was obligated to pay a minimum $2 million annual licensing fee to Viragen.

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

On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen executed a Termination Agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized after September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and requires that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 will bear interest at 6% per annum and must be paid in cash or

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE I – TRANSACTIONS WITH PARENT – (Continued)

stock within 12 months of the Termination Agreement date, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance of 4,479,167 common shares at $0.12 per share, the then current market price. As a result of this share issuance, Viragen’s ownership interest in Viragen International as of December 31, 2002 increased to approximately 72.8% from 70.2% as of June 30, 2002.

If ViraNative meets all of the milestones under the ViraNative purchase agreement, Viragen’s ownership interest in Viragen International would be reduced from 72.8% as of December 31, 2002 to approximately 59.2% assuming shares of Viragen International common stock are not issued for any other purposes.

Viragen provides certain administrative services to us including management and general corporate assistance. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we been a separate stand-alone entity during the periods presented. The amount of expenses allocated by Viragen totaled approximately $319,000, $184,000, and $174,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. For the three and six months ended December 31, 2002, the amount of expenses allocated by Viragen totaled approximately $232,000 and $472,000, respectively.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

stock-based employee compensation to the fair-value method from the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We will be required to provide the interim-period disclosures beginning with our Form 10-Q for the quarter ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a biopharmaceutical company engaged in researching, developing, manufacturing, and selling products designed to help the human immune system resist viral infections. We produce a natural human alpha interferon product named MultiferonTM from human white blood cells, also known as leukocytes. Natural interferon stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases like hepatitis, cancer, multiple sclerosis, and HIV/AIDS.

We operate extensively through our foreign wholly owned subsidiaries, ViraNative AB, a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd., a Scottish company located in Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities.

Cautionary Factors That May Affect Future Results

Viragen International, Inc. has experienced losses and a negative cash flow since inception. For the fiscal years ended June 30, 2002, 2001 and 2000 we incurred losses of approximately $5,591,000, $7,915,000 and $6,373,000, respectively. At December 31, 2002 we had an accumulated deficit of approximately $33,008,000 and a working capital deficit of approximately $240,000.

Due to our financial condition, the report of our independent auditors for the fiscal year ended June 30, 2002 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern. Our financial condition has not improved subsequent to fiscal year end.

Historically, we have been dependent on our parent, Viragen, for funding. If Viragen is unable to raise the capital necessary to continue our funding and we are unable to independently raise sufficient equity or debt funding, it would be necessary for us to significantly curtail or suspend our operations. Further, funding may not be available to finance current or future scientific collaborations, planned marketing efforts or planned plant facility expansions or modifications.

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

Forward-looking statements might include one or more of the following:

•	anticipated debt or equity fundings;

•	projections of future revenue;

•	anticipated clinical trial commencement dates, completion timelines or results;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”.

Factors that may cause actual results to differ materially include the risks discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-75998) filed on November 22, 2002 with the Securities and Exchange Commission pursuant to Rule 424 (b) (3) of the Securities Act of 1933. We are incorporating these “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form 10-Q, S-1, S-3 or 10-K and amendments, if any, to these reports. We will provide you with any copy of any or all of these reports at no charge.

Among the uncertainties that may cause our results to differ materially from our projections are:

•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials, and successfully market our product;

•	whether the efficacy, production, price and timing of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interfern product from the U.S. food and Drug Administration or its European Union counterparts, except Sweden.

•	whether, despite achievement of regulatory approvals, our products are accepted as a treatment superior to that of our competitors; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

Our natural human alpha interferon product was developed and is being manufactured overseas in our Swedish facility. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers, including import and export restrictions;

•	Political or economic instability;

•	Compliance with foreign laws;

•	Transportation delays and interruptions;

•	Difficulties in protecting intellectual property rights in foreign countries; and

•	Currency exchange risks.

Recent Developments

Per our agreement with Harvester Trading Co., our exclusive distributor for Multiferon in Taiwan, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in that country. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a local bridging clinical trial of Multiferon which, if successful, will be used to support licensure. It was anticipated that this clinical trial would commence by calendar year end 2002. To date, the trial has not yet commenced as the Taiwanese Department of Health is continuing to review relevant documentation required as part of the registration process in Taiwan. The trial is planned to be conducted according to our standard protocol with 50 patients suffering from Hepatitis C who have failed previous recombinant interferon therapies.

In January 2003, a pre-license sales program was initiated in Taiwan through Harvester. The program provides for the treatment of patients suffering from Hepatitis C with Multiferon on a named patient basis. To date, no revenue has been recognized under this program.

In January 2003, we renewed and extended our agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement, extended by ten years, provides Laboratorios Pisa with the exclusive rights to distribute Multiferon in Mexico.

In January 2003, we announced that Carl N. Singer, a director of the Company, would succeed Gerald Smith as Chairman of the Board of Directors, President and CEO. Gerald Smith will continue to serve as a member of the Board of Directors.

In November 2003, we entered into an agreement with Genesis Technology Group, Inc., a Sino-American business development firm, to identify potential distributors in order to introduce our natural human alpha interferon drug, Multiferon, into the Chinese market. The Company engaged, Genesis, is the first U.S. Trust Member of the Shanghai Technology Stock Exchange (STSE).

In October 2002, we entered into an exclusive distribution agreement with CJ Pharma, a Global Pharmaceutical Division of Cheil Jedang headquartered in South Korea, to distribute Multiferon in designated Latin American countries. The agreement provides that CJ Pharma shall take all measures necessary to obtain and maintain the appropriate regulatory approvals for Multiferon in specified Latin American territories. These exclusive territories include: Brazil, Chile, Uruguay, Peru, Costa Rica, Honduras, Nicaragua, Guatemala and Panama. CJ Pharma is responsible for all costs associated with the regulatory approval process, including clinical trials if required, in each of the respective countries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to inventories, depreciation, amortization, asset valuation allowances, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

•	Consolidation. Our consolidated financial statements include the results of Viragen International and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into U.S. dollars using foreign exchange rates as of the balance sheet date. We translate the revenue and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive loss, a separate component of stockholders’ equity.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished products. Finished products consist of purified natural human alpha interferon derived from human white blood cells. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished goods costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill will be reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired business is impaired. We have approximately $8.9 million (or 45% of total assets) of goodwill recorded on our balance sheet as of December 31, 2002. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment.

•	Revenue recognition. We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Research and development costs. Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, research related travel, equipment rentals, utilities and repairs and maintenance. All such costs are charged to research and development expense as incurred.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, “Accounting for Contingencies”, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

We are currently dependent upon revenue generated from the sale of our natural interferon product and advances or capital contributions by Viragen, our parent company, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. In the event of our parent company’s inability to continue to fund our operations, or our inability to raise capital, or a lack of expanded revenue from the sale of our natural interferon product, we will likely be unable to meet our operating requirements through the end of fiscal 2003. In this event we would be required to significantly curtail or suspend our operations.

For the six months ended December 31, 2002, our funding primarily consisted of revenue generated from the sale of our natural interferon product totaling approximately $472,000 and advances from our parent company totaling approximately $1,276,000.

As of December 31, 2002, we had a working capital deficit of approximately $240,000 compared to working capital of approximately $111,000 as of June 30, 2002. The decrease in working capital of approximately $351,000 compared to the previous fiscal year end balance was due primarily to the use of cash to fund operating activities totaling approximately $1,116,000, capital expenditures totaling approximately $314,000 and repayments on debt facilities totaling approximately $27,000. These expenditures were partially offset by advances from our parent company totaling approximately $1,276,000 and borrowings under our line of credit of approximately $88,000.

Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For the remainder of fiscal 2003, we anticipate the need of approximately $2.5 to $3.0 million for operating activities, $1.0 million for investing activities and $0.5 million to service our financing obligations.

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

On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen executed a Termination Agreement, terminating a license agreement between the parties. The license agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the license agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized subsequent to September 28, 2001. The Termination Agreement also provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would accrue interest at 6% per annum and be paid in cash or stock September 30, 2002, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance of 4,479,167 common shares at $0.12 per share, the then current market price. As a result of this share issuance, Viragen’s ownership interest in Viragen International as of December 31, 2002 increased to approximately 72.8% from 70.2% as of June 30, 2002.

We intend to expand our productive capacity of our natural human alpha interferon product in Sweden through the renovation of a 21,500 square foot facility purchased by ViraNative prior to our acquisition. ViraNative has commenced the initial expansion phase with an estimated total cost of $1.1 million which is scheduled to be completed by March 2003. The initial expansion phase has been mandated by Swedish regulatory authorities. Without this expansion we would be required to suspend production until such time as the modifications are completed. Completion of the initial phase is dependent upon the receipt of additional funding. Based on product demand and available financing, the new facility could be further expanded and equipped. Such an expansion, if warranted, could cost up to an additional $7 million. As with the initial phase of expansion, completion is dependent upon receipt of additional funding for which there can be no assurance.

We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon and the completion of any additional clinical trial projects also depend on our ability to raise significant additional investment capital.

Results of Operations

Product sales and cost of sales

As a result of our acquisition of ViraNative in September 2001, we began recognizing revenue through the sale of our natural human alpha interferon product. Since the date of the acquisition, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement, which expired in December 2002. We believe the profit margin reflected on sales of our bulk product is not necessarily indicative of the margins we anticipate on the sale of our purified natural human alpha interferon product. We expect the margins on our purified product to be higher as the anticipated increase in selling price will exceed the incremental costs of the additional processing. We expect our product mix to shift significantly from the sale of bulk product to purified product during our fiscal year ended June 30, 2003.

For the three months ended December 31, 2002, product sales totaled approximately $127,000. The decrease of $335,000 compared to product sales of approximately $462,000 for the quarter ended December 31, 2001, is attributed to the absence of sales of bulk product to Alfa Wasserman under a contractual arrangement which expired in December 2002.

Research and Development Costs

Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, collaborative agreement fees, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended December 31, 2002 totaled approximately $220,000, a decrease of approximately $1,025,000 when compared to the same quarter of the preceding year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $517,000, and the allocation to our parent company, Viragen, of certain research and development costs totaling approximately $426,000. These allocated costs were incurred in our Scottish facility for research and development projects related to oncology and avian transgenics conducted on behalf of our parent company.

Research and development costs for the six months ended December 31, 2002 totaled approximately $452,000, a decrease of approximately $1,712,000 when compared to the six months ended December 31, 2001. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $869,000, and the allocation to our parent company, Viragen, of certain research and development costs related to oncology and avian transgenics totaling approximately $917,000. These allocated costs were incurred in our Scottish facility for research and development projects conducted on behalf of our parent company. These reductions in research and development costs were partially offset by increases in costs incurred by our Swedish subsidiary totaling approximately $96,000. Prior year’s results of operations for the six months ended December 31, 2001 included our Swedish subsidiary’s results for October through December 2001 since it was acquired on September 28, 2001.

We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural interferon product and related technologies. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional investment capital, or our ability to generate sufficient cash flow from operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal, accounting, consulting fees and depreciation. Selling, general and administrative expenses totaled approximately $890,000 for the three months ended December 31, 2002 compared to approximately $668,000 in the same period of the previous fiscal year. This increase of approximately $222,000 is primarily attributed to costs allocated by our parent company representing shared expenses at our Florida headquarters totaling approximately $194,000.

Selling, general and administrative expenses totaled approximately $1,740,000 for the six months ended December 31, 2002 compared with $962,000 for the same period of the preceding year. This increase of $778,000 is attributed to additional expenses incurred by our Swedish subsidiary of approximately $229,000. Prior year’s results of operations for the six months ended December 31, 2001 included our Swedish subsidiary’s results for October through December 2001 since it was acquired on September 28, 2001. Also contributing to the increase in selling, general and administrative expenses are costs allocated by our parent company representing shared expenses at our Florida headquarters totaling approximately $396,000.

Our ability to successfully commercialize Multiferon will require additional marketing and promotional activities and is dependent upon Viragen’s continued funding of our operations or our ability to independently raise significant additional investment capital.

Licensing Fees

The decrease in licensing fees of $500,000 for the six months ended December 31, 2002 compared to the same period of the previous year is due to the termination of the license agreement between Viragen (Scotland), our Scottish subsidiary, and Viragen. The termination of the license agreement was executed following our acquisition of ViraNative effective September 28, 2001, as we intend to commercially exploit our Multiferon technology, which does not utilize the technology obtained through the license agreement with Viragen.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the purchase price allocated to separately identifiable intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets acquired consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract has been amortized over the term of the contract, which expired in December 2002. For the three and six months ended December 31, 2002, amortization of intangible assets totaled approximately $58,000 and $115,000, respectively.

Interest and Other Income

The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from a government agency in Scotland, sublease income on certain office space in our Scottish facility and gains or losses on foreign exchange. Interest and other income totaled approximately $93,000 for the six months ended December 31, 2002, an increase of approximately $43,000 when compared to the same period of the preceding year. This increase is attributed to an increase in grant income totaling approximately $66,000. This increase was partly offset by a decrease in principal invested between the periods and decreased interest rates available between periods.

Interest Expense

Interest expense for the three and six months ended December 31, 2002, primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5% to 11%. We expect our interest expense to remain at current levels on our debt obligations.

Income Tax Benefit

For the three and six months ended December 31, 2002, income tax benefit totaled approximately $19,000 and $39,000, respectively. These amounts are due to amortization expense on certain intangible assets related to the ViraNative acquisition. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $566,000.

Based on our accumulated losses, a full valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2002, we had a net operating loss carry forward of approximately $3.4 million for U.S. federal income tax purposes.

Recent Accounting Pronouncements

Effective July 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for stock-based employee compensation to the fair-value method from the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We will be required to provide the interim-period disclosures beginning with our Form 10-Q for the quarter ended March 31, 2003.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currency. An unfavorable change in the exchange rate of the foreign currency against the U.S. dollar will result in lower revenue when translated into U.S. dollars. Operating expenses would also be lower in these circumstances.

During fiscal year 2003, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of December 31, 2002 the U.S. dollar has lost approximately 4.7% and 5.0% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2002. The weakening of the U.S. dollar has resulted in greater operating expenses, revenues, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

We believe our foreign currency risk is not significant. We do not currently engage in hedging activities with respect to our foreign currency exposure. However, we continually monitor our exposure to currency fluctuations. We have not incurred significant realized losses on exchange transactions. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which did not participate in the adoption of the Euro.

Intangible Asset Risk

We have a substantial amount of intangible assets. Although at December 31, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 4. Controls and Procedures

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.20	Supply and distribution agreement between Viragen International, Inc. and CJ Pharma dated October 18, 2002

10.21	Extension to distribution and supply agreement between Viragen International, Inc. and Laboratorios Pisa dated January 9, 2003

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Report on Form 8-K, filed January 30, 2003, listing items 5 and 7 as they relate to Mr. Carl N. Singer succeeding Mr. Gerald Smith as Chairman of the Board of Directors, President and CEO.

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
Nicholas M. Burke Controller and Principal Accounting Officer

Date: February 13, 2003

CERTIFICATIONS

I, Carl N. Singer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viragen International, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ Carl N. Singer
Carl N. Singer President and Chief Executive Officer

CERTIFICATIONS

I, Dennis W. Healey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viragen International, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ Dennis W. Healey
Dennis W. Healey Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description

10.20	Supply and distribution agreement between Viragen International, Inc. and CJ Pharma dated October 18, 2002

10.21	Extension to distribution and supply agreement between Viragen International, Inc. and Laboratorios Pisa dated January 9, 2003

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002