Form 10-Q
period 2003-03-31
VIRAGEN INTERNATIONAL INC
filed 2003-05-14
CIK 785081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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
Yes ☒ No ☐

As of May 12, 2003, there were 50,970,907 shares of the issuer’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES	32

CERTIFICATION OF CEO	33

CERTIFICATION OF CFO	34

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Product sales	$48,140	$415,935	$519,617	$877,827
Costs and expenses
Cost of sales	324,178	253,643	743,217	697,173
Research and development	198,568	1,039,454	650,275	3,202,988
Selling, general and administrative	852,137	539,278	2,591,907	1,501,768
Licensing fee	—	—	—	500,000
Amortization of intangible assets	33,703	51,517	148,828	103,035
Interest and other income	(12,306)	(10,587)	(104,997)	(60,468)
Interest expense	45,871	19,810	144,409	66,402

Loss before income taxes	(1,394,011)	(1,477,180)	(3,654,022)	(5,133,071)
Income tax benefit (expense)	10,957	(361)	49,729	73,065

Net loss	$(1,383,054)	$(1,477,541)	$(3,604,293)	$(5,060,006)

Loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.13)

Weighted average common shares - basic and diluted	50,970,907	45,025,145	47,979,347	39,148,060

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2003	June 30, 2002

	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$40,554	$77,405
Accounts receivable	37,056	349,965
Inventories	3,160,118	1,866,568
Prepaid expenses	360,095	155,209
Other current assets	90,678	945,564

Total current assets	3,688,501	3,394,711
Property, plant and equipment
Land, building and improvements	2,989,488	2,874,590
Equipment and furniture	4,421,717	4,203,195
Construction in progress	532,236	375,373

	7,943,441	7,453,158
Less accumulated depreciation	(2,430,357)	(1,971,667)

	5,513,084	5,481,491
Goodwill	9,110,407	8,460,940
Developed technology, net	1,794,872	1,765,618
Other intangible assets, net	—	50,619

	$20,106,864	$19,153,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,910,779	$1,818,757
Line of credit	1,002,749	831,965
Licensing fee payable	—	500,000
Current portion of long-term debt	136,033	72,374
Deferred tax liability, current	43,828	60,686

Total current liabilities	4,093,389	3,283,782
Long-term debt, less current portion	968,064	1,023,948
Advances from parent	7,084,646	4,749,982
Deferred tax liability	511,325	544,196
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value. Authorized 90,000,000 shares at March 31, 2003 and June 30, 2002; issued and outstanding 50,970,907 and 46,491,740 shares at March 31, 2003 and June 30, 2002, respectively	509,709	464,917
Additional paid-in capital	39,709,332	39,216,624
Accumulated deficit	(34,390,600)	(30,786,307)
Accumulated other comprehensive income	1,620,999	656,237

Total stockholders’ equity	7,449,440	9,551,471

	$20,106,864	$19,153,379

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(3,604,293)	$(5,060,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	529,158	400,531
Amortization of intangible assets	148,828	103,035
Loss on sale of property, plant, and equipment	8,578	—
Deferred income taxes	(49,729)	—
Increase (decrease) relating to operating activities from:
Accounts receivable	312,909	132,866
Inventories	(1,293,550)	(183,109)
Prepaid expenses and other current assets	650,000	305,730
Other assets	—	20,154
Accounts payable and accrued expenses	1,129,522	(521,057)
Licensing fee payable	—	500,000

Net cash used in operating activities	(2,168,577)	(4,301,856)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(335,191)	(225,636)
Acquisition of ViraNative, net of cash acquired	—	(202,428)

Net cash used in investing activities	(335,191)	(428,064)
FINANCING ACTIVITIES
Advances from parent	2,334,664	2,749,349
Net borrowing (repayment) on line of credit	101,725	(70,050)
Payments on long-term debt	(52,494)	(50,405)

Net cash provided by financing activities	2,383,895	2,628,894
Effect of exchange rate fluctuations on cash	83,022	(99,374)

Decrease in cash and cash equivalents	(36,851)	(2,200,400)
Cash and cash equivalents at beginning of period	77,405	2,266,168

Cash and cash equivalents at end of period	$40,554	$65,768

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A – CONSOLIDATION AND BASIS OF PRESENTATION

Viragen International, Inc. and its subsidiaries are engaged in the research, development, manufacture and sale of a natural human alpha interferon product designed to treat a broad range of viral and malignant diseases.

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

During fiscal years 2002, 2001 and 2000, Viragen International incurred significant losses of approximately $5,591,000, $7,915,000 and $6,373,000, respectively, and has an accumulated deficit of approximately $34,391,000 as of March 31, 2003. Additionally, the Company had a cash balance of approximately $41,000 and working capital deficit of approximately $405,000 at March 31, 2003. Management anticipates additional future losses as it commercializes its natural human interferon product and conducts additional development activities and clinical trials to obtain additional regulatory approvals. Accordingly, the Company will require substantial additional funding. Historically, we have been wholly dependent upon Viragen, our parent company, to provide us with the working capital necessary to fund operations. Viragen has agreed to provide us the working capital necessary to fund operations through June 30, 2003. However, for the fiscal year ended June 30, 2002, the report of Viragen’s independent auditors included an explanatory paragraph indicating substantial doubt as to their ability to continue as a going concern. In the event that Viragen is unable to raise the capital necessary to continue our funding and we are unable to independently raise sufficient debt or equity funding, we would be required to significantly curtail or suspend our operations. Management’s plans include continued funding from our parent or obtaining additional capital through direct equity and debt financing. No assurance can be given that additional funding will be available.

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

Operating results for the three and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

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

NOTE C – ACQUISITION

On September 28, 2001, Viragen International, Inc. acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed into Multiferon®.

The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $204,000 in acquisition related costs. In January 2002, ViraNative received notification from the Medical Products Agency in Sweden that ViraNative’s Re-registration certificate was approved and our product was approved as a second line treatment for any indication where patients did not respond to recombinant interferon. At that time, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock, which represented achievement of the first two milestones as defined in the acquisition agreement. The additional shares of Viragen International common stock were valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to goodwill.

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

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill reported in our balance sheets as of March 31, 2003 and June 30, 2002 arose from our acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note C. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. The following table reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2003.

Balance as of June 30, 2002	$8,460,940
Goodwill acquired during the year	—
Foreign exchange adjustment	649,467

Balance as of March 31, 2003	$9,110,407

At March 31, 2003, management considered if any impairment indicators existed. Impairment indicators include events or changes in circumstances that may indicate the carrying value of the goodwill related to the ViraNative acquisition may not be recoverable. Specific events or circumstances considered which would indicate that the goodwill related to the ViraNative acquisition might be impaired included:

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

•

Many of our recently executed sales agreements with distributors in various countries for the sale of our natural interferon product are dependent upon regulatory approvals in those countries, which must be obtained before sales can commence. These approvals are taking longer than anticipated. Revenues from purified natural interferon have decreased from $127,000 for the quarter ended December 31, 2002 to $48,000 for the quarter ended March 31, 2003. As a result, we have excess capacity being expensed through operations.

•

Manufacturing at our facility in Umea, Sweden, has been suspended as of March 31, 2003 in accordance with the Swedish Medical Product Authority’s requirement that certain steps in our manufacturing process be segregated and moved to our other facility in Umea, Sweden. Renovation of our other facility in Umea, Sweden, has been delayed due to our lack of sufficient capital.

As management believed indicators of impairment existed at March 31, 2003, we performed an impairment review of our goodwill prior to our scheduled annual review date of April 1, 2003. In accordance with SFAS No. 142, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. We performed Step 1 of the impairment test by estimating the fair value of the reporting unit, ViraNative, by using what we considered the most reliable and readily available indicator of value, the quoted market prices of our shares of common stock. Management deems this evidence to be reasonable in the computation of the fair value of the reporting unit since the most significant asset of Viragen International is ViraNative, which holds the patented revenue-generating natural human alpha interferon product. The results of Step 1 of the impairment test indicated that we have a potential impairment of our goodwill since the carrying value of the reporting unit exceeded the reporting unit’s estimated fair value. However, we are not able to reasonably determine an estimate of the impairment loss, if any, at this time as certain items necessary to complete Step 2 of the impairment analysis can not be prepared prior to the issuance of this quarterly report on Form 10-Q. Those items include determining the fair value of all assets and liabilities of the reporting unit in order to calculate the implied value of the goodwill. We intend to complete the impairment review during our fiscal fourth quarter.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The intangible assets reported in our balance sheets as of March 31, 2003 and June 30, 2002 arose from our acquisition of ViraNative in September 2001.

As of March 31, 2003 and June 30, 2002, intangible assets consist of the following:

	March 31, 2003	June 30, 2002

Developed technology, gross	$2,007,423	$1,864,317
Accumulated amortization	(212,551)	(98,699)

Developed technology, net	$1,794,872	$1,765,618

Customer contract, gross	$132,927	$126,548
Accumulated amortization	(132,927)	(75,929)

Customer contract, net	$—	$50,619

The developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International.

The acquired developed technology was recorded at its estimated fair value which was determined using a royalty savings method. This method utilized ViraNative’s projected revenues subsequent to the date of acquisition through June 30, 2010. An estimated royalty savings rate of 10% was used to determine the royalties that would be saved had the Company licensed the technology from a third party. This 10% royalty rate was determined based on an analysis of several licensing agreements in the market place for technologies employed in the development of both natural and synthetic interferon. The estimated future royalty savings amounts were discounted using a risk-adjusted rate of 22%. A residual value was also computed for the period beyond June 30, 2010, which utilized annual growth rates of 15% from 2011 through 2015 and 10% from 2016 through 2019. The royalty rate of 10% and risk-adjusted discount rate of 22% remained the same in computing the residual value. The sum of the discounted royalty savings for the period subsequent to the date of acquisition through June 30, 2010 and the residual value computed for the period beyond June 30, 2010 resulted in the fair value at which this intangible asset was recorded at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $357,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

2003	$183,000
2004	135,000
2005	135,000
2006	135,000
2007	135,000

NOTE E – INVENTORIES

Inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost are determined on a first-in, first-out basis. Work in process and finished products costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. Finished products consist of purified natural human alpha interferon.

Inventories consisted of the following at March 31, 2003 and June 30, 2002:

	March 31, 2003	June 30, 2002

Finished products	$764,600	$410,343
Work in process	2,254,463	1,293,851
Raw materials and supplies	141,055	162,374

Total inventories	$3,160,118	$1,866,568

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE F – DEBT

Line of Credit

Through our Swedish subsidiary, ViraNative, we may borrow up to approximately $985,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.4% at March 31, 2003. The facility renews annually and was renewed in December 2002. As of March 31, 2003, the company has borrowed the full amount available. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

As of March 31, 2003, our long-term debt totaling approximately $1,104,000 consisted of a mortgage loan agreement with a Swedish bank and a loan agreement with a Swedish governmental agency. Outstanding borrowings under these agreements bear interest at rates ranging from 5.35% to 10.90%.

Long-term debt includes a 25-year mortgage obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $655,000 at March 31, 2003. This loan carries a floating rate of interest which was approximately 5.35% at March 31, 2003. We are required to make quarterly payments of principal and interest of approximately $7,600 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $785,000 as of March 31, 2003.

Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $26,000. This loan had an outstanding balance of approximately $449,000 and carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 10.90% as of March 31, 2003.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE H – STOCK BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock based compensation as required under the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net loss as reported	$(1,383,054)	$(1,477,541)	$(3,604,293)	$(5,060,006)
Stock based compensation determined under the fair value method	(6,806)	(34,949)	(29,025)	(98,344)

Proforma net loss	$(1,389,860)	$(1,512,490)	$(3,633,318)	$(5,158,350)

Loss per common share:
Basic and diluted – as reported	$(0.03)	$(0.03)	$(0.08)	$(0.13)
Basic and diluted – proforma	$(0.03)	$(0.03)	$(0.08)	$(0.13)

NOTE I – COMPREHENSIVE LOSS

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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net loss	$(1,383,054)	$(1,477,541)	$(3,604,293)	$(5,060,006)
Other comprehensive income (loss):
Currency translation adjustment	243,170	(98,581)	964,762	(66,016)

Total comprehensive loss	$(1,139,884)	$(1,576,122)	$(2,339,531)	$(5,126,022)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE J – TRANSACTIONS WITH PARENT

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

During November 1998, Viragen and Viragen (Scotland) modified the License Agreement. Under the modified terms, the minimum $2 million annual licensing fee was payable monthly at the rate of $167,000 per month. Viragen had deferred the cash payment of the fee until we had the necessary cash flow to meet this payment. As of June 29, 2001, we had accrued approximately $5.3 million in licensing fees payable to Viragen, of which $2 million were accrued during both fiscal 2001 and 2000. In order to improve our capitalization, and prior to acquiring ViraNative, we settled this balance through the issuance of common stock to Viragen. On June 29, 2001, we issued to Viragen 6,274,510 common shares, at $0.85 per share, the then current market price.

On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) Limited and Viragen, Inc. executed a termination agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized after September 28, 2001. The termination agreement provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would accrue interest at 6% per annum and be paid in cash or stock by September 30, 2002, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance of 4,479,167 common shares of Viragen International at $0.12 per share, the then current market price. As a result of this share issuance, Viragen’s ownership interest in Viragen International as of December 31, 2002 increased to approximately 72.8% from 70.2% as of June 30, 2002.

If ViraNative meets all of the milestones under the ViraNative purchase agreement, as discussed in Note C, Viragen’s ownership interest in Viragen International would be reduced from 72.8% as of March 31, 2003 to approximately 59.2% assuming shares of Viragen International common stock are not issued for any other purposes.

Viragen provides certain administrative services to us including management and general corporate assistance. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we been a separate stand-alone entity during the periods presented. The amount of expenses allocated by Viragen totaled approximately $319,000, $184,000, and $174,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. For the three and nine months ended March 31, 2003, the amount of expenses allocated by Viragen totaled approximately $216,000 and $688,000, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE J – TRANSACTIONS WITH PARENT – (Continued)

In August 2002, Viragen, our parent company, was named as a defendant in a lawsuit filed by Medicore, Inc. Medicore, the former parent of Viragen, is alleging breach of contract in relation to royalties it alleges are due from present and future sales of our natural interferon product, which was independently developed by BioNative AB, which we acquired in September 2001. Sales of our natural interferon product totaled approximately $1,181,000 for the fiscal year ended June 30, 2002 and approximately $474,000 for the nine months ended March 31, 2003. If it is determined that payment of the royalties is to be made, the amount owed on these sales would be approximately $82,000. This amount has been accrued as of March 31, 2003.

In January, February, April and May 2003, Viragen International, its subsidiaries and all wholly-owned subsidiaries of Viragen, Inc., our parent company, executed guarantee and security agreements collateralizing a series of convertible debentures issued by Viragen, Inc. totaling approximately $5.73 million. The guarantee and security agreements cover all assets, including tangible and intangible assets not otherwise pledged, of Viragen and its subsidiaries, including Viragen International. As of May 8, 2003, $3.26 million of the debentures remain outstanding, which represents the maximum amount of potential payment under these guarantee and security agreements. This guarantee is in effect until Viragen satisfies the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures. Viragen International would be obligated to perform on this guarantee if Viragen, Inc. were to default on the debentures.

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We have adopted FIN No. 45 effective December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our financial position, results of operations or cash flows.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for stock-based employee compensation to the fair-value method from the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We are required to provide the interim-period disclosures beginning with this report on our Form 10-Q for the quarter ended March 31, 2003. See Note H.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a biopharmaceutical company engaged in researching, developing, manufacturing, and selling a natural human alpha interferon product designed to treat a broad range of viral and malignant diseases. We produce a natural human alpha interferon product named MultiferonTM from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases like hepatitis, cancer, multiple sclerosis, and HIV/AIDS.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may.”

Factors that may cause actual results to differ materially include the risks discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-75998) filed on November 22, 2002 with the Securities and Exchange Commission pursuant to Rule 424 (b) (3) of the Securities Act of 1933. We are incorporating those “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Form S-1, S-3 or 10-K and amendments, if any, to these reports. We will provide you with a copy of any or all of these reports at no charge.

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

•

whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

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

•

Difficulties in protecting intellectual property rights in foreign countries; and

•

Currency exchange risks.

Recent Developments

In March 2003, Key Oncologics, our distributor of Multiferon in South Africa, launched Multiferon with emphasis on oncological indications. A first order is planned to be delivered during May 2003.

Per our agreement with Harvester Trading Co., our exclusive distributor for Multiferon in Taiwan, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in that country. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a local bridging clinical trial of Multiferon which, if successful, will be used to support licensure. It was anticipated that this clinical trial would commence by calendar year end 2002. To date, the trial has not yet commenced as the Taiwanese Department of Health is continuing to review relevant documentation required as part of the registration process in Taiwan prior to their approval of our bridging study. The trial is planned to be conducted according to our standard protocol with 40 patients suffering from Hepatitis C who have failed previous recombinant interferon therapies. In January 2003, a pre-license sales program was initiated in Taiwan through Harvester. The program provides for the treatment of patients suffering from Hepatitis C with Multiferon on a named patient basis. To date, no revenue has been recognized under this program.

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

•

Inventories. Inventories consist of raw materials and supplies, work in process and finished products. Finished products consist of purified natural human alpha interferon derived from human white blood cells. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished goods costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

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

•

Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. During the quarter ended March 31, 2003, we performed Step 1 of the impairment test proscribed by SFAS No. 142, which indicated that we have a potential impairment of our goodwill. However, we are not able to reasonably determine an estimate of the impairment loss, if any, at this time as certain items necessary to complete Step 2 of the impairment analysis can not be prepared prior to the issuance of this quarterly report on Form 10-Q. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•

Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

We are currently dependent upon revenue generated from the sale of our natural human alpha interferon product and advances by Viragen, Inc., our parent company, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. In the event of our parent company’s inability to continue to fund our operations, or our inability to raise capital, or a lack of expanded revenue from the sale of our natural human alpha interferon product, we will likely be unable to meet our operating requirements through the end of fiscal 2003. In this event we would be required to significantly curtail or suspend our operations. Due to Viragen, Inc.’s financial condition, the report of their independent auditors for the fiscal year ended June 30, 2002 included an explanatory paragraph indicating substantial doubt as to their ability to continue as a going concern. Further, funding may not be available to finance current or future scientific collaborations, planned marketing efforts or planned plant facility expansions or modifications.

Due to our financial condition, the report of our independent auditors for the fiscal year ended June 30, 2002 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern. Our financial condition has not improved subsequent to fiscal year end.

For the nine months ended March 31, 2003, our funding primarily consisted of revenue generated from the sale of our natural interferon product totaling approximately $520,000 and advances from our parent company totaling approximately $2,335,000.

As of March 31, 2003, we had a working capital deficit of approximately $405,000 compared to working capital of approximately $111,000 as of June 30, 2002. The decrease in working capital of approximately $516,000 compared to the previous fiscal year end balance was due to operational costs significantly exceeding revenue. Cash to fund operating activities totaled approximately $2,169,000, capital expenditures totaled approximately $335,000 and repayments on debt facilities totaled approximately $52,000. These expenditures were partially offset by advances from our parent company totaling approximately $2,335,000 and borrowings under our line of credit of approximately $102,000.

Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For the remainder of fiscal 2003, we anticipate the need of approximately $1.5 to $2.0 million for operating activities, $0.5 million for investing activities and $0.2 million to service our financing obligations.

During fiscal years 2002, 2001 and 2000, Viragen supported our operations through fundings of approximately $4,750,000, $2,751,000 and $9,568,000, respectively. During fiscal years 2001 and 2000 Viragen contributed intercompany balances of $7,415,000, and $4,785,000 to capital, respectively. As a result of these contributions, we issued to Viragen 8,821,770 shares of our common stock in fiscal 2001 and 3,593,347 shares in fiscal 2000. Viragen’s capital contributions have been made at the then-current market price of our common stock. Market prices have ranged between $0.56 and $1.50 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen International having to repay approximately $12,200,000 in inter-company balances.

On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) Limited and Viragen, Inc. executed a termination agreement, terminating a license agreement between the parties. The license agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the license agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized subsequent to September 28, 2001. The termination agreement also provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would accrue interest at 6% per annum and be paid in cash or stock by September 30, 2002, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance of 4,479,167 common shares of Viragen International valued at $0.12 per share, the then current market price. As a result of this share issuance, Viragen’s ownership interest in Viragen International as of December 31, 2002 increased to approximately 72.8% from 70.2% as of June 30, 2002.

Manufacturing of our natural human alpha interferon at our facility in Umea, Sweden, has been suspended as of March 31, 2003. This planned break in routine manufacture is necessary to allow for certain steps of the production process to be segregated and transferred to a 21,500 square foot facility which is also located in Umea, Sweden. The need for the renovation of this facility has been discussed with the Swedish Medical Product Authority (MPA) and it has been agreed that this is a mandatory requirement. We remain in communication with the MPA on the final design of this facility and on the implementation of production activities. Renovation of this facility commenced this year and it is in line with our plan to expand our productive capacity of our natural human alpha interferon. The 21,500 square foot facility was purchased by ViraNative prior to our acquisition. The estimated total cost of this initial phase is $1 million and it is scheduled to be completed by the first quarter of 2004. We believe our current inventory levels are sufficient to meet our current sales forecasts during the period which routine production is planned to be suspended. We plan to expand the new facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional $10 million.

We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon and the completion of required clinical trials and facility expansions depend on our ability to raise significant additional investment capital.

Results of Operations

Product sales and cost of sales

As a result of our acquisition of ViraNative in September 2001, we began recognizing revenue through the sale of our natural human alpha interferon product. Since the date of the acquisition, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement, which expired in December 2002. Product sales for the quarter ended March 31, 2003 consisted solely of sales of our purified natural human alpha interferon product and we expect to continue selling only purified natural human alpha interferon in the future.

For the three months ended March 31, 2003, product sales totaled approximately $48,000 compared to product sales of approximately $416,000 for the quarter ended March 31, 2002. For the nine months ended March 31, 2003, product sales totaled approximately $520,000 compared to approximately $878,000 for the nine months ended March 31, 2002. The decreases in product sales of approximately $368,000 and $358,000 for the three and nine months ended March 31, 2003 are primarily attributed to the absence of sales of bulk product to Alfa Wasserman under a contractual arrangement which expired in December 2002. Prior year’s results of operations for the nine months ended March 31, 2002 included our Swedish subsidiary’s results only for the six months ended March 31, 2002 since it was acquired on September 28, 2001.

Cost of sales, which includes excess/idle production costs, totaled approximately $324,000 and $743,000 for the three and nine months ended March 31, 2003, respectively. The increase in cost of sales and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish facility, which were not absorbed as a result of reduced product sales.

Research and Development Costs

Research and development costs are comprised of scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended March 31, 2003 totaled approximately $199,000, a decrease of approximately $841,000 when compared to the same quarter of the preceding year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $357,000, and the allocation of certain research and development costs totaling approximately $417,000 to our parent company, Viragen. These allocated costs were incurred in our Scottish facility for research and development projects related to oncology and avian transgenics conducted on behalf of our parent company.

Research and development costs for the nine months ended March 31, 2003 totaled approximately $650,000, a decrease of approximately $2,553,000 when compared to the nine months ended March 31, 2002. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $1,209,000 and the allocation of certain research and development costs totaling approximately $1,347,000 to our parent company, Viragen. These allocated costs were incurred in our Scottish facility for research and development projects related to oncology and avian transgenics conducted on behalf of our parent company.

We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product and related technologies. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional investment capital, or our ability to generate sufficient cash flow from operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of administrative personnel salaries and related expenses, lease expenses, utilities, repairs and maintenance, insurance, legal, accounting, consulting fees, depreciation and amortization. Selling, general and administrative expenses totaled approximately $852,000 for the three months ended March 31, 2003 compared to approximately $539,000 in the same period of the previous fiscal year. This increase of approximately $313,000 is primarily attributed to costs allocated by our parent company, Viragen, representing shared expenses at our Florida headquarters totaling approximately $180,000 and royalties expense totaling approximately $82,000.

Selling, general and administrative expenses totaled approximately $2,592,000 for the nine months ended March 31, 2003 compared with $1,502,000 for the same period of the preceding year. This increase of approximately $1,090,000 is attributed to costs allocated by our parent company, Viragen, representing shared expenses at our Florida headquarters totaling approximately $576,000 and royalties expense totaling approximately $82,000. Also contributing to the increase in selling, general and administrative expenses are additional expenses incurred by our Swedish subsidiary of approximately $277,000. Prior year’s results of operations for the nine months ended March 31, 2002 included our Swedish subsidiary’s results only for the six months ended March 31, 2002 since it was acquired on September 28, 2001.

Our ability to successfully commercialize Multiferon will require additional marketing and promotional activities and is dependent upon Viragen’s continued funding of our operations or our ability to independently raise significant additional investment capital.

Licensing Fees

The decrease in licensing fees of $500,000 for the nine months ended March 31, 2003 compared to the same period of the previous year is due to the termination of a license agreement between Viragen (Scotland) Limited, our Scottish subsidiary, and Viragen. The termination of the license agreement was executed following our acquisition of ViraNative effective September 28, 2001, as we intend to commercially exploit our Multiferon technology, which does not utilize the technology obtained through the license agreement with Viragen.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract has been amortized over the term of the contract, which expired in December 2002. For the three and nine months ended March 31, 2003, amortization of intangible assets totaled approximately $34,000 and $149,000, respectively.

Interest and Other Income

The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from a government agency in Scotland, sublease income on certain office space in our facility in Scotland and gains or losses on foreign exchange. Interest and other income totaled approximately $12,000 and $105,000 for the three and nine months ended March 31, 2003, representing increases of approximately $2,000 and $45,000 when compared to the same periods of the preceding year, respectively. The increase for the nine months ended March 31, 2003 is attributed to additional grant income totaling approximately $103,000. This increase was partly offset by reductions in principal invested between the periods and decreased interest rates available between periods resulting in a decrease in interest income of approximately $44,000 for the nine months ended March 31, 2003.

Interest Expense

Interest expense for the three and nine months ended March 31, 2003 totaling approximately $46,000 and $144,000, respectively, primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5.35% to 10.90%. We expect our interest expense to remain at current levels on our debt obligations.

Income Tax Benefit (Expense)

For the three and nine months ended March 31, 2003, income tax benefit totaled approximately $11,000 and $50,000, respectively. These amounts are due to amortization expense on certain intangible assets related to the ViraNative acquisition. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $555,000 as of March 31, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We have adopted FIN No. 45 effective December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for stock-based employee compensation to the fair-value method from the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We are required to provide the interim-period disclosures beginning with this report on our Form 10-Q for the quarter ended March 31, 2003. See Note H.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

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

Foreign Currency Exchange Risk

We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the US dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the US dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive income and shown in the equity section of our balance sheet.

While most of the transactions of our US and foreign operations are denominated in the respective local currency, some transactions are denominated in other currencies. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income.

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the US dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currency. An unfavorable change in the exchange rate of the foreign currency against the US dollar will result in lower revenue when translated into US dollars. Operating expenses would also be lower in these circumstances.

During fiscal year 2003, the US dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of March 31, 2003 the US dollar has lost approximately 2.75% and 7.68% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2002. The weakening of the US dollar has resulted in greater operating expenses, revenues, assets and liabilities of our foreign subsidiaries when translated to US dollars.

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

Item 4.

Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II.    OTHER INFORMATION

Item 1.

Legal Proceedings

On August 15, 2002, Viragen, our parent company, was named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-014812). Medicore, the former parent of Viragen, is alleging breach of contract in relation to royalties it alleges are due from present and future sales of our natural interferon product, which was independently developed by BioNative AB, which we acquired in September 2001.

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

Sales of our natural interferon product totaled approximately $1,181,000 for the fiscal year ended June 30, 2002 and approximately $474,000 for the nine months ended March 31, 2003. If it is determined that payment of the royalties is to be made, the amount owed on these sales would be approximately $82,000. This amount has been accrued as of March 31, 2003.

Viragen answered the complaint, denying that Medicore is entitled to any royalties because the interferon product being sold was not developed by Viragen. In March 2003, in response to a motion for partial summary judgment on liability, the Court entered an order adverse to Viragen granting partial summary judgment as to liability. Viragen has agreed to mediation in this matter which is scheduled for June 2003. If Viragen is unable to reach a settlement, an appeal may be filed.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

10.22

Supply and distribution agreement between Viragen International, Inc. and Harvester Trading Co., Ltd. dated September 2002

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

Date: May 13, 2003

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

Date: May 13, 2003	By:	/s/ CARL N. SINGER

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

Date: May 13, 2003	By:	/s/ DENNIS W. HEALEY

Dennis W. Healey Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description

10.22	Supply and distribution agreement between Viragen International, Inc. and Harvester Trading Co., Ltd. dated September 2002

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002