Form 10-K
period 2003-06-30
VIRAGEN INTERNATIONAL INC
filed 2003-09-29
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 19, 2003 was approximately $4,082,000.

As of September 19, 2003, there were 68,113,764 shares of the issuer’s common stock outstanding, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

Risk Factors included in our Prospectus (File No. 333-75998) pursuant to rule 424 (b)(3), filed on November 22, 2002, incorporated by reference into Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended June 30, 2003

PART I

Item 1.	Business

Introduction

Viragen International, Inc. (which may be referred to as we, us or our) is a Delaware corporation. On March 6, 2002, Viragen (Europe) Ltd. changed its name to Viragen International, Inc. to provide a more accurate description of our current operations and to better describe our plans to penetrate the global market. Following our name change, our trading symbol on the OTC Bulletin Board became “VGNI.” We are a majority-owned subsidiary of Viragen, Inc. (AMEX symbol “VRA”). Our executive offices are located at 865 S.W. 78th Avenue, Suite 100, Plantation, Florida 33324, and our telephone number there is (954) 233-8377. We operate extensively through our foreign wholly-owned subsidiaries, ViraNative AB, a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd., a Scottish company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities. Our Viragen (Germany) GmbH subsidiary has remained dormant since inception.

We are a biopharmaceutical company engaged in the research, development, manufacture and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of MultiferonTM from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases like hepatitis, some types of cancer, multiple sclerosis, and severe acute respiratory syndrome (SARS).

Recent Developments

In May 2003, Viragen, Inc., our parent company, filed a patent application with the British Patent Office covering the use of natural human leukocyte-derived alpha interferon for the treatment and prevention of SARS. A second patent application also related to the treatment of SARS was filed in August 2003, including the results from in-vitro testing performed at the Genome Institute of Singapore (GIS).

In May 2003, Mexican regulatory authorities approved an application filed by Viragen’s distributor, Laboratorios Pisa, a leading Mexican pharmaceutical company, to expand the uses of Multiferon. This broadened approval extended use of the product to include the treatment of patients afflicted with any and all diseases in which patients show an initial response to recombinant (synthetic) alpha interferon followed by treatment failure, possibly due to the formation of neutralizing antibodies. Multiferon is primarily being marketed in Mexico for the treatment of hepatitis C and certain cancers.

Operations

On September 28, 2001, we acquired all of the outstanding shares of BioNative AB, a privately-held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called InterferonAlfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed into Multiferon. Multiferon is approved in Sweden and Mexico for the treatment of chronic myelogenous leukemia, hairy cell leukemia and for the treatment of any and all diseases for which recombinant interferon therapy failed or the patient was unable to tolerate the regimen. The product is also approved for sale for the treatment of chronic myelogenous leukemia and hairy cell leukemia in the Czech Republic, Egypt, Hong Kong, Indonesia, Myanmar and Thailand. However, as our natural human alpha interferon is not approved for sales in the United States or other European Union countries, we currently have limited product sales. We have not sought the approval of our natural human alpha interferon product from the United States Food and Drug Administration or its European Union counterparts, except Sweden.

During our first fiscal quarter of 2002, we suspended our clinical trials of OmniferonTM, our previous generation human leukocyte interferon. Omniferon was a leukocyte-derived natural human alpha interferon that we were progressing in clinical trials in Europe for the treatment of hepatitis C. While Omniferon’s clinical trials were ongoing, we acquired ViraNative, which manufactured and marketed Interferon Alfanative, also a natural human alpha interferon product. Interferon Alfanative was further along in the regulatory process and had secured limited approvals in certain countries. It was determined that Viragen’s goal to commercialize a natural human interferon could be more quickly achieved by combining the best elements of both natural interferon programs which resulted in Multiferon. Accordingly, Viragen’s Omniferon program was terminated and we focused our attention on the commercialization of Multiferon.

We will require significant additional financing to continue conducting and complete additional clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals of any product. While we are currently compiling additional data from a completed clinical trial for melanoma conducted in Germany, we are not currently conducting clinical trials. Even if we are able to secure necessary funding, clinical testing toward European Union and/or U.S. Food and Drug Administration approval is an expensive and complex process that is expected to take many years to complete, with no assurance that regulatory approvals for new therapies or new countries will eventually be obtained.

Distribution Agreements and Strategic Alliances

In May 2003, we entered into an exclusive distribution agreement with Arriani Pharmaceuticals S.A. to distribute Multiferon in Greece and designated Balkan countries. The agreement provides that Arriani Pharmaceuticals, headquartered in Athens, Greece, shall take all measures necessary to achieve regulatory approvals for Multiferon in Greece, Cyprus and Slovenia following our receipt of the Mutual Recognition Procedure (MRP) approval in the European Union (EU), as well as to obtain and maintain the appropriate regulatory approvals in Bulgaria and Croatia. We have not yet commenced the MRP registration process. MRP approval for Cyprus and Slovenia is subject to their pending acceptance into the EU. Multiferon is expected to be available under a named patient sales program in Greece by the end of 2003. A named patient is a particular patient being treated by a doctor, for whom that doctor has issued a prescription for a drug not currently licensed.

In May 2003, we entered into a distribution agreement with CJ Pharma, the U.S. Pharmaceutical Division of CJ Corporation, and their CJ Hong Kong Ltd. subsidiary, as exclusive distributors of our natural human alpha interferon in Hong Kong. Our natural human alpha interferon is currently approved in Hong Kong as a second-line therapy for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. In June 2003, CJ Hong Kong initiated an update of the registration in that country to include the expanded indication for any and all patients showing an initial response to recombinant interferon therapy followed by failure.

In March 2003, the South African regulatory authorities approved an application filed by Viragen’s distribution partner in that country, Key Oncologics Ltd. Viragen has granted Key Oncologics the exclusive rights to distribute Multiferon in South Africa and an initial product order has been delivered. The South African regulatory approval allows for the treatment of patients with hairy cell leukemia and chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. Additional applications have been filed to broaden the product’s approved indications to include the treatment of certain viral and malignant diseases including hepatitis C and cancer.

In January 2003, we renewed and extended our agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement, extended by ten years, provides Laboratorios Pisa with the exclusive rights to distribute Multiferon in Mexico.

In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon in that country, following the termination of an agreement with Tradeway Incorporated. The initial term of the distribution agreement is five years, with an initial three year renewal term, and two additional three year renewal terms, unless six months’ written notice of termination is provided by either party prior to the end of the initial term or a renewal term. During the initial five-year term, Harvester has agreed to purchase a minimum of $4 million worth of product. Under this agreement, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in Taiwan. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a local bridging clinical trial of Multiferon which, if successful, will be used to support licensure. The bridging clinical trial will be initiated when the Taiwanese regulatory authorities review the initial documentation submitted by Harvester in March 2003. In the meantime, a pre-license sales program commenced in February 2003 with patients still being enrolled for the program. The trial is planned to be conducted according to our standard protocol with 40 patients suffering from Hepatitis C who have failed previous recombinant interferon therapies.

In September 2002, we entered into an exclusive agreement with Drogsan Healthcare Ltd. to exclusively distribute Multiferon in Turkey following the notification from MetDem, our prior distributor, of their intent to exit the healthcare market. Drogsan Healthcare is a leading pharmaceutical company in Turkey, with experience in the distribution of pharmaceutical products. Regulatory documentations to start the registration approval process have been provided to Drogsan Healthcare and the agreement provides that Drogsan will obtain and maintain the appropriate regulatory approval in Turkey, including responsibility for all associated costs.

In April 2002, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate. This agreement supersedes the original agreement signed with AGC in November 1998. The agreement provides for the purchase and distribution of Multiferon. AGC’s designated territories include: India, Pakistan, Saudi Arabia, Kuwait, Yemen, Oman, UAE, Sri Lanka, Bangladesh, Nepal, Brunei, and other Middle Eastern countries. Regulatory documentation has been sent to Pakistan, Oman and UAE.

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

AGC must purchase a minimum of $20 million of product over five years increasing from $2 million the first year to $3 million the second year and $5 million for three years. The purchase minimums become binding on AGC if and when AGC receives the required regulatory approvals for product commercialization in all of the above territories, and we receive the regulatory approvals to export our product to AGC’s territories.

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

Other countries where Multiferon marketing programs are active and/or under negotiation to start in the near future include: Indonesia, Thailand, Philippines, Spain, Brazil and other Latin American countries.

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

Hoffmann-La Roche, Inc., which produces Roferon® and Pegasys®, and Schering-Plough Corporation, which produces Intron A® and Peg-Intron®, continue to actively market their products for a wide range of indications and promote the therapeutic benefits of their synthetic interferon products. In 1993, Chiron Corp. received U.S. Food and Drug Administration approval of BetaSeronTM, its recombinant beta interferon, for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received U.S. Food and Drug Administration approval for Avonex®, its recombinant beta interferon, for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received U.S. Food and Drug Administration approval of its peptide chemical compound, Copaxone®, for relapsing/remitting multiple sclerosis. Infergen®, which is licensed by InterMune from Amgen, is approved by the U.S. Food and Drug Administration for the treatment of hepatitis C.

The current worldwide market for interferon, which is dominated by the recombinant interferons, is estimated to be approximately $3 billion. Pegylated versions of the drug have been produced to offer patients the convenience of a weekly dosage, instead of three times a week, thus improving their tolerability to treatment. Pegylation is a process which helps prevent the interferon from being destroyed by the immune system. As a result, the interferon lasts longer in the body.

Our Natural Interferon Product

We derive our natural human alpha interferon from human white blood cells also known as leukocytes. Natural interferon is one of the body’s natural defensive responses to foreign substances like viruses. It is so named because it “interferes” with viral growth. Natural interferons are naturally-produced proteins that induce anti-viral, anti-tumor and immunomodulatory responses within the body. Clinical studies indicate that interferons may also inhibit malignant cell and tumor growth without affecting normal cell activity.

There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a natural multi-subtype human leukocyte-derived alpha interferon. This is produced by incubated human white blood cells, induced by a virus that is not normally pathogenic in humans, to produce natural interferon as a normal mechanism of defense. Natural interferon is then purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

Approximately 90% of the interferon market is dominated by recombinant products. This is mainly due to the high cost and complexity of producing natural interferon. We believe that production methods we have developed, as well as enhanced methods currently under development, will continue to reduce our costs of production and, ultimately, the market price of natural human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the level of manufacturing proficiency and product improvement hoped for.

We believe that there are certain advantages to the natural interferon products, especially in terms of tolerability and increased efficacy. Clinical studies indicate that there may be significant therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies reduce the effectiveness of the treatment or may cause adverse side effects and treatment failure. Published clinical literature suggests that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than those caused by a recombinant or synthetic interferon. In addition, patients who are non-responsive or have experienced adverse side effects to recombinant interferon have shown a response when treated by natural interferon.

Applications of Interferon

Interferon is a naturally occurring protein which serves to enhance the body’s immune response to viral infections. It has been clinically proven that interferons can arrest the progress of many viral based infections, reducing adverse symptoms and disease related complications. In addition, it is believed that the multi-subtype nature of natural interferons may provide significant advantages over single subtype recombinant forms.

Hepatitis C

The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C affects an estimated 4 million Americans and 5 million Europeans. Approximately 30,000 new cases of hepatitis C are diagnosed each year in the U.S. and it is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. The U.S. Food and Drug Administration has approved certain synthetic interferon products for the treatment of hepatitis C including:

•	Hoffmann-La Roche’s Roferon® and Pegasys®

•	Hoffmann-La Roche’s Pegasys® used in combination with Copegus, Roche’s ribavirin

•	Schering-Plough’s Intron A® and Peg-Intron ® used in conjunction with Rebetol®

•	Intermune’s Infergen®.

Synthetic interferon has proven to be effective in the treatment of some cases of hepatitis C. Based on clinical experience, we believe that our natural interferon product may also prove effective in the treatment of hepatitis C. However, prior to approval by the U.S. Food and Drug Administration, extensive clinical trials costing many million dollars would be required. These studies could take several years to complete. A U.S. based manufacturing facility would also be required.

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

Melanoma

Melanoma is a type of cancer which originates in the melanocytes, the cells responsible for pigmentation of the skin. Over 30,000 cases per year are diagnosed in the United States alone. Melanoma has one of the fastest growing occurrence rates, increasing at a rate in excess of 4% per year. Lifetime risk of developing melanoma in an average American is currently about one in 75 and it is the most commonly occurring cancer in women between the ages of 25 and 29. Melanoma is second only to breast cancer in women ages 30 to 34.

We conducted a Phase II/III clinical trial in Germany with Interferon Alfanative for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 152 patients with malignant melanoma in 20 centers, who were randomized to receive either Interferon Alfanative after dacarbazine or no adjuvant therapy.

The results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least similar to that obtained with a high-dose recombinant interferon regimen. Two findings in the study suggest that adjuvant treatment chosen in this study will have a long-term beneficial effect on overall survival. First, the proportion of patients who were alive without distant metastases was significantly higher in the treated patients than in the untreated patients. Second, patients who had withdrawn from the observation group (and received other types of treatment) retrospectively were found to have had a higher mortality rate than those who had been subject to regular follow up. A major advantage of the type of adjuvant therapy used in this study is its relative lack of toxicity.

Chronic Myelogenous Leukemia

Chronic myelogenous leukemia is one of a group of diseases called myeloproliferative disorders. It is usually recognized by a distinctive cytogenetic abnormality, known as the Philadelphia chromosome. The current treatment for chronic myelogenous leukemia is high dose chemotherapy with bone marrow transplantation. Interferon therapy has emerged as a possible effective initial treatment in this disease. This type of therapy affects both the presence of leukemia cells and the number of bone marrow cells having the Philadelphia chromosome.

Hairy Cell Leukemia

Hairy cell leukemia is a disease in which a type of white blood cell called the lymphocyte, present in the blood and bone marrow, becomes malignant and proliferates. It is called hairy cell leukemia because the cells have tiny hair-like projections when viewed under the microscope. Hairy cell leukemia is a rare cancer. There are approximately 600 new cases diagnosed every year in the United States, making up about 2% of the adult cases of leukemia each year.

We are approved in Sweden to manufacture and distribute Multiferon for the treatment of patients with chronic myelogenous leukemia and hairy cell leukemia, who did not respond to treatment with recombinant interferon.

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

No application has been submitted in the U.K., U.S. or any other country for the treatment of multiple sclerosis utilizing Multiferon. Completion of clinical trials for multiple sclerosis, if commenced, is expected to take several years and require significant additional funding.

Potential Applications of Interferon

SARS

Severe acute respiratory syndrome (SARS) is a viral respiratory illness caused by a coronavirus, called SARS-associated coronavirus (SARS-CoV). SARS was first reported in Asia in February 2003. Over the next few months, the illness spread to more than two dozen countries in North America, South America, Europe, and Asia. While the immediate threat of SARS has been largely contained, many international health officials are predicting that additional global outbreaks will recur, possibly at epidemic or pandemic scales, especially during the winter months when viruses can thrive in lower temperatures.

According to the World Health Organization, as of August 7, 2003, a cumulative total of 8,422 probable SARS cases with 916 deaths have been reported from 32 countries with the highest concentrations reported in China, Hong Kong and Taiwan. Currently, there is no effective treatment for SARS and global health agencies are seeking to evaluate potential treatment strategies.

In September 2003, we reported positive results from in vitro studies that evaluated the use of our natural human alpha interferon,Multiferon, for the treatment of SARS. These preliminary studies, conducted by researchers at the Genome Institute of Singapore (GIS), appear to confirm that the natural, human leukocyte-derived alpha interferon is a prime candidate for the treatment of SARS. The preliminary Viragen/GIS studies demonstrated a clear anti-viral response when Multiferon was added to SARS-infected cells. The effect on the infected cells was tested using standard methodology to determine the change in the Cytopathic Effect (the destruction of cells infected by a virus) and in the reduction of viral plaques (areas of cells destroyed by a virus). The results showed a clear reduction in the viral effects as the Multiferon concentration was increased.

Bio-Defense

We have provided samples of Multiferon internationally for evaluation for potential bio-defense applications.

Research and Development

The entire process of research, development and the approval by any governmental regulatory agency including the European Union and/or U.S. Food Drug Administration of a new biopharmaceutical drug takes many years. It also requires substantial funding and clinical support.

We conducted a Phase II/III clinical trial in Germany with Interferon Alfanative for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 152 patients with malignant melanoma in 20 centers, who were randomized to receive either Interferon Alfanative with dacarbazine or no adjuvant therapy. The results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least similar to that obtained with a high-dose recombinant interferon regimen. In September 2003, a follow-up to all patients involved in this trial was initiated and it is expected to be completed by the end of the year. Results from this follow-up are intended to further validate the results of the Phase II/III clinical trial.

A named-patient basis program with children suffering from hepatitis C is planned in Germany as soon as all approvals are in place. The objective of this program is to evaluate the efficacy and safety of Multiferon in the treatment of children with hepatitis C.

We have a number of ongoing process development activities geared towards optimizing the efficiency and cost-effectiveness of our natural interferon manufacturing process. These include investigations into alternative sources of the raw material from which the product is manufactured, optimization of the purification process, formulation and sustained release studies. We are also researching the precise mechanisms of action of our natural interferon product, the advantages of the multi-subtype nature and the reasons for the superior tolerability. Efforts are also geared toward expanding the scope of our natural interferon product by investigating alternative disease indications such as the treatment and prevention of SARS and other serious life-threatening viral diseases.

Research and development costs totaled $949,334, $4,067,884, and $4,964,145 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Intellectual Property

We believe our natural human alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to offer the drug at a price competitive with the recombinant interferons.

In May 2003, Viragen, Inc., our parent company, filed a patent application with the British Patent Office covering the use of natural human leukocyte-derived alpha interferon for the treatment and prevention of severe acute respiratory syndrome (SARS). A second patent application also related to the treatment of SARS was filed in August 2003, including the results from in-vitro testing performed at the Genome Institute of Singapore (GIS).

In August 2000, the World Intellectual Property Organization published our international patent application related to methods of isolating highly purified natural type 1 interferons. Based on this international application, Viragen was granted an additional patent (#6,433,144 B1) from the United States Patent & Trademark Office in August 2000 for a process relating to the manufacture of human natural alpha interferon from human white blood cells. This invention also relates to methods for isolating highly-purified mixtures of natural type I interferons from white blood cells and also to highly-purified mixtures of natural type I interferons which resemble natural type I interferon in that it includes 9 subtypes and specifically protects certain novel purification steps in it manufacture that increases purity to 95-98%.

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

ViraNative has filed 4 patents relating to human leukocyte interferon and related production processes. Viragen also submitted several foreign patent applications relating to natural interferon for topical use. Several of these patents have been granted. During fiscal 1999, a Japanese company challenged Viragen’s patent issued in Japan for the topical use of interferon. This patent was successfully defended. The patents related to topical use have recently been abandoned due to the unlikely commercial benefits of the technology.

United States and foreign patents have been issued to others for genetically engineered and human-derived interferons. In the event of valid claims, we may have to negotiate license agreements with patent holders to use some processes and products. We believe that we do not infringe upon any current patent. We have not received any communications or had any conversations with the owners of related patents that may potentially make claims or who have threatened to make a claim that our patents infringe their patents.

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

Regulation

Our activities, products and processes are subject to substantial government regulation within the United States, the European Union (EU) and other foreign jurisdictions. The U.S. Food and Drug Administration, foreign jurisdictions and state and local agencies regulate the manufacturing, advertising, labeling and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, manufacture and marketing of any biologic products, including ours. Regulatory approvals for commercialization of any new product take significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining approvals requires extensive prior animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities. This process takes many years and substantial funding. Contents of labeling and packaging are also highly controlled by health authorities.

Extension of the number of licenses held in the EU can be achieved for products like Multiferon through the Mutual Recognition Procedure. This process makes it possible to hold marketing authorizations in all 16 Member States. Mutual Recognition is administered by and between the competent authorities of the member states where marketing authorizations are sought. Subject to the successful completion of clinical trials, we believe this is the regulatory route that would be used to secure regulatory approval in the EU. Product pricing and reimbursement guidelines are dictated by the individual EU member states and are subject to change.

In Europe and the United States, human clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine any early side effects and the pattern of drug distribution and metabolism. Phase II trials are conducted in groups of patients afflicted with the target disease to provide preliminary data on the effectiveness and safety of a new drug product. If Phase II evaluations indicate potential effectiveness with an acceptable safety profile, Phase III trials are performed. Phase III is performed to demonstrate clinical effectiveness and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to track patients after a product is approved for commercial sale.

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

It is possible that the U.S. Food and Drug Administration or foreign regulatory authorities could modify or expand their approval criteria or reporting requirements. These changes could significantly increase the time and expense to develop a new product and bring that product to market.

In January 2002, the Medical Products Agency (MPA) in Sweden approved an extended indication for Multiferon, to include second-line treatment for any and all those patients failing previous interferon therapies, probably due to neutralizing antibodies. This approval broadens the use of the product for all indications of the recombinant interferons, where patients have not responded or have had breakthrough response and later relapsed. Main indications include hepatitis B and C, malignant melanoma, hairy cell leukemia, myelogenous leukemia, multiple sclerosis and other types of cancer.

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

During fiscal year 1998, we were notified that, due to concerns over the possible presence of Mad Cow disease in the UK blood supply, human leukocytes collected in Scotland would not be approved for use in our clinical trials or potential commercial production. This prohibition is still in place and will remain until the European regulatory authorities are satisfied that the risk of contamination has been minimized or eliminated. Due to this situation, we have been using leukocytes collected in Germany under a contractual arrangement between ViraNative and the German Red Cross.

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

In the event the restrictions on the UK blood supply are removed, the Scottish National Blood Transfusion Service has agreed to supply us exclusively with all available white cells collected by them at their cost. We have agreed to pay them $11,000 per year for this provision. We have the exclusive access to these white cells for the longer of seven years or the duration of our commitment to provide them with a portion of our Scottish-based production.

In March 1998, Viragen (Germany) GmbH entered into a contractual agreement with the German Red Cross. Under this agreement, Viragen (Germany) GmbH has preferential access to up to 1,000,000 leukocyte donations per year. We agreed to provide the German Red Cross a percentage of sales and priority distribution of product using leukocytes provided under this agreement. Leukocytes provided from the German Red Cross are approved for use in our Swedish and Scottish facilities. We are not currently ordering or receiving leukocytes under this agreement.

ViraNative also has separate supply agreements with the German Red Cross which were already in place at the time of our acquisition of ViraNative. Our facility in Sweden continues to receive leukocytes as necessary under these agreements.

Competition

Competition in the research, development and production of interferon and other immunological products is intense and growing. Our competition includes many major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including Hoffmann-La Roche, Inc., Schering-Plough Corporation, Biogen, Inc., Chiron Corp., Berlex Laboratories and Ares-Serono are producing, selling and conducting clinical trials with their recombinant interferons (alpha and beta) and other immunological products in the areas of cancer and viral infections, including hepatitis C. Alfa Wassermann, formerly one of our customers, is presently producing a low purified natural alpha interferon product with distribution primarily in Italy.

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

Employees

As of September 19, 2003 Viragen International has 52 full-time employees. Of these, 7 are administrative personnel. The remaining 45 employees are research and development, manufacturing and quality assurance/quality control personnel. Our domestic and Scottish-based employees are not represented by any collective bargaining agreements. The majority of our Swedish-based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees to be good.

Item 2.	Properties

Viragen, Inc. and Viragen International, Inc. maintain shared administrative offices in a 14,800 square foot facility, located at 865 S.W. 78th Avenue, Suite 100, Plantation, FL 33324, phone: (954) 233-8377. The amount of expense allocated to Viragen International from Viragen related to the administrative offices was approximately $126,000 for fiscal 2003.

In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $29,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we signed sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $7,000.

Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umea, Sweden. This space is covered by two separate leases. The initial term of these leases has expired and these leases were renewed in January 2003 through December 2006 at a total lease cost of approximately $27,000 per month. Our Multiferon product is manufactured in this facility.

ViraNative also owns a 21,500 square foot building in Umea, Sweden, which is currently under renovation. This building was purchased prior to our acquisition of ViraNative to provide expanded production capacity and is intended to eventually house all of ViraNatives’ research, production and administrative facilities. In September 2003, ViraNative entered into agreements to renovate a portion of this facility at a cost of approximately $1.2 million. This facility carries a 25 year mortgage held by a Swedish bank for approximately $680,000.

We consider all of our properties as suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

Item 3.	Legal Proceedings

On August 15, 2002, Viragen, our parent company, was named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-014812). Medicore, the former parent of Viragen, alleged breach of contract in relation to royalties due from present and future sales of our natural interferon product.

Viragen and Medicore, Inc. entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by Viragen are to be included in the final payment. From 1993 through September 2001, we paid royalties under this amended agreement totaling approximately $70,000.

Viragen answered the complaint, denying that Medicore was entitled to any royalties. In March 2003, in response to a motion for partial summary judgment on liability, the Court entered an order adverse to Viragen granting partial summary judgment as to liability. Viragen agreed to mediation and a settlement was reached in July 2003. In the settlement, Viragen agreed to pay royalties to Medicore based on the sale of our natural human alpha interferon on a quarterly basis starting in October 2003, in accordance with the terms of the amended agreement. Also, as part of the settlement, Viragen agreed to pay royalties to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 as follows: $30,000 by August 1, 2003; $30,000 plus 5% interest by August 1, 2004; and $30,000 plus 5% interest by August 1, 2005. The first payment of $30,000 was made on July 28, 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Viragen International, Inc.’s common stock trades on the over-the-counter bulletin board, under the symbol “VGNI.” The following table sets forth the high and low closing quotations for our common stock since July 1, 2001.

	High	Low
2002-2003
Fourth Quarter ended 6/30/03	$0.43	$0.06
Third Quarter ended 3/31/03	0.30	0.05
Second Quarter ended 12/31/02	0.28	0.11
First Quarter ended 9/30/02	0.75	0.21
2001-2002
Fourth Quarter ended 6/30/02	$0.70	$0.33
Third Quarter ended 3/31/02	1.01	0.55
Second Quarter ended 12/31/01	1.35	0.65
First Quarter ended 9/30/01	1.15	0.65

The above quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

As of September 19, 2003, we had approximately 145 shareholders of record. On that date, the closing price of our common stock was $0.30 per share.

We have never paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because:

•	we have experienced losses since inception,

•	we have significant capital requirements in the future, and

•	we presently intend to retain earnings, if any, to finance the expansion of our business.

Future dividend policy will depend on:

•	our earnings, if any,

•	capital requirements,

•	expansion plans,

•	legal or contractual limitations,

•	financial condition, and

•	other relevant factors.

Item 6.	Selected Financial Data

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen International for the fiscal years ended June 30, 2003, 2002 and 2001 and the consolidated balance sheet data as of June 30, 2003 and 2002 have been derived from Viragen International’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 2000 and 1999 and the consolidated balance sheet data as of June 30, 2001, 2000 and 1999 have been derived from Viragen International’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended June 30,
	2003	2002	2001	2000	1999
STATEMENTS OF OPERATION
Product sales	$630,785	$1,275,264	$—	$—	$—
Interest and other income	169,811	206,506	167,223	16,752	49,762
Net loss	(5,164,944)	(5,591,241)	(7,915,274)	(6,373,273)	(4,930,453)
Basic and diluted net loss per common share	(0.11)	(0.14)	(0.33)	(0.37)	(0.46)
Weighted average common shares outstanding	48,772,154	40,978,950	23,715,565	17,046,066	10,607,393

	At June 30,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA
Working capital (deficit)	$956,890	$171,615	$1,154,822	$4,354,559	$(582,995)
Total assets	21,075,160	19,153,379	6,519,941	9,192,873	4,909,596
Long-term debt	1,124,335	1,023,948	25,488	—	131,973
Advances from Parent	3,680,530	4,749,982	—	4,392,359	—
Stockholders’ equity	12,767,410	9,551,471	5,066,596	619,965	2,480,500

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements might include one or more of the following:

•	anticipated debt or equity fundings;

•	projections of future revenue;

•	anticipated clinical trial commencement dates, completion timelines or results;

•	anticipated receipt of regulatory approvals;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may.”

Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-75998) filed on November 22, 2002 with the Securities and Exchange Commission pursuant to Rule 424 (b) (3) of the Securities Act of 1933. We are incorporating those “Risk Factors” by reference. You should read them. You should also read the risk factors listed from time to time in our reports on Forms 10-Q or 10-K and registration statements on Forms S-1 or S-3 and amendments, if any. We will provide you with a copy of any or all of these documents at no charge.

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

Our natural human alpha interferon product was developed and is manufactured overseas in our Swedish facility. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, including import and export restrictions;

•	political or economic instability;

•	compliance with foreign laws;

•	transportation delays and interruptions;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	currency exchange risks.

Viragen International has incurred operational losses and operated with negative cash flows since its inception. Net losses have totaled $5,164,944, $5,591,241, and $7,915,274 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

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

•	Consolidation. Our consolidated financial statements include the results of Viragen International and all of its subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. Assets and liabilities are translated into U.S. dollars using foreign exchange rates as of the balance sheet date. We translate the revenue and expenses of our foreign subsidiaries using average semi-monthly foreign exchange rates. Translation adjustments are included in the balance sheet under accumulated other comprehensive income, a separate component of stockholders’ equity.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. During the fourth quarter of 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Research and development costs. Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, research related travel, equipment rentals, utilities and repairs and maintenance. In accordance with SFAS No. 2, Accounting for Research and Development Costs, all such costs are charged to research and development expense as incurred.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

We are currently dependent upon revenue generated from the sale of our natural human alpha interferon product and advances by Viragen, Inc., our parent company, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. Historically, Viragen has provided us with the working capital necessary to fund our operations. Viragen has agreed to provide us with the working capital necessary to fund our operations through June 30, 2004.

During fiscal 2003, our funding consisted of revenue generated from the sale of its natural interferon product totaling approximately $631,000 and advances from our parent company totaling approximately $4,931,000. At June 30, 2003, working capital totaled approximately $957,000, an increase of approximately $785,000 when compared to working capital of approximately $172,000 as of June 30, 2002. This increase in working capital is primarily attributed to advances from our parent company totaling approximately $4,931,000, which was offset by the use of cash to fund operations totaling approximately $4,453,000, as well as capital expenditures totaling approximately $343,000.

Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For fiscal 2004, we anticipate the need of approximately $4.0 million for operating activities, $1.5 million for investing activities and $0.2 million to service our financing obligations.

During fiscal years 2003, 2002 and 2001, Viragen supported our operations through advances of approximately $4,931,000, $4,750,000, and $2,751,000, respectively. During fiscal years 2003 and 2001, Viragen contributed intercompany balances of $6,000,000 and $7,415,000 to capital, respectively. As a result of these contributions, we issued to Viragen 17,142,857 shares in fiscal 2003 and 8,821,770 shares in fiscal 2001. Viragen’s capital contributions were made at the then-current market price of our common stock. Market prices have ranged between $0.35 and $0.91 per share. Viragen has made these capital contributions in order to alleviate the burden of Viragen International having to repay the amounts in cash. As of June 30, 2003, the amount that remained payable to Viragen was approximately $3,681,000.

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

On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) Limited and Viragen, Inc. executed a termination agreement, terminating a license agreement between the parties. The license agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the license agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized subsequent to September 28, 2001. The termination agreement provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would accrue interest at 6% per annum and be paid in cash or stock by September 30, 2002, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance of 4,479,167 shares of Viragen International common stock valued at $0.12 per share, the then current market price.

Manufacturing of our natural human alpha interferon at our leased facility in Umea, Sweden, has been suspended since March 31, 2003. This planned break in routine manufacturing is necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility which is also located in Umea, Sweden. The need for the renovation of our owned facility has been discussed with the Swedish Medical Product Authority (MPA) and it has been agreed that this is a mandatory requirement. We remain in communication with the MPA on the final design of this facility and on the implementation of production activities. Renovation of this facility commenced in 2003 and is in line with our plan to expand our productive capacity of our natural human alpha interferon. The estimated total cost of this initial phase is $1.2 million and it is scheduled to be completed during 2004. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period which routine production is planned to be suspended. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional $10 million.

We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon and the completion of required clinical trials and facility expansions depend on our ability to raise significant additional funding.

Results of Operations

2003 Compared to 2002

Product sales and cost of sales

As a result of our acquisition of ViraNative on September 28, 2001, we began recognizing revenue through the sale of our natural human alpha interferon product. Since the date of the acquisition, a significant portion of our product sales have been for the sale of bulk product (semi-purified) to a customer in Italy, Alfa Wasserman, under a contractual arrangement, which has expired. For the fiscal year ended June 30, 2003, bulk product sales totaled approximately $288,000 or approximately 54% of total product sales. Product sales for the nine months ended June 30, 2003 consisted solely of sales of our purified natural human alpha interferon product and we expect to continue selling only purified natural human alpha interferon in the future.

For the fiscal year ended June 30, 2003, product sales totaled approximately $631,000 compared to product sales of approximately $1,275,000 for the fiscal year ended June 30, 2002. The decrease in product sales of approximately $644,000 for the twelve months ended June 30, 2003 are primarily attributed to the absence of sales of bulk product to Alfa Wasserman under a contractual arrangement which has expired. Prior year’s results of operations for the twelve months ended June 30, 2002 included our Swedish subsidiary’s results only for the nine months ended June 30, 2002 as it was acquired on September 28, 2001.

Cost of sales and excess/idle production costs totaled approximately $1,283,000 for the fiscal year ended June 30, 2003. The increase in cost of sales and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of reduced production levels.

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the fiscal year ended June 30, 2003 totaled approximately $949,000, a decrease of approximately $3,119,000 when compared to the previous fiscal year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $1,520,000, and the allocation of certain research and development costs totaling approximately $1,551,000 to our parent company, Viragen. These allocated costs were incurred in our Scottish facility for research and development projects related to oncology and avian transgenics conducted on behalf of our parent company.

We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product and related technologies. The amount of research and development costs for fiscal 2004 is expected to be equivalent to the amount incurred in fiscal 2003. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, lease expenses, utilities, insurance, legal, accounting, consulting fees, depreciation and amortization. Selling, general and administrative expenses totaled approximately $3,416,000 for the fiscal year ended June 30, 2003 compared to approximately $2,171,000 for the preceding fiscal year. This increase of approximately $1,245,000 is primarily attributed to costs allocated by our parent company, Viragen, representing shared expenses at our Florida headquarters totaling approximately $566,000 and royalties expense totaling approximately $88,000. Also contributing to the increase in selling, general and administrative expenses were additional expenses incurred by our Swedish subsidiary of approximately $344,000. Prior year’s results of operations for the twelve months ended June

30, 2002 included our Swedish subsidiary’s results only for the nine months ended June 30, 2002 as it was acquired on September 28, 2001.

Our successful commercialization of Multiferon will require additional marketing and promotional activities which is dependent upon Viragen’s continued funding of our operations or our ability to independently raise significant additional investment capital.

Licensing Fees

The decrease in licensing fees of $500,000 for the fiscal year ended June 30, 2003 compared to the previous fiscal year is due to the termination of a license agreement between Viragen (Scotland) Limited, our Scottish subsidiary, and Viragen. The termination of the license agreement was executed following our acquisition of ViraNative, effective September 28, 2001, and the related technology.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the fiscal year ended June 30, 2003, amortization of intangible assets totaled approximately $184,000.

Interest and Other Income

The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from government agencies in Scotland, sublease income on certain office space in our facility in Scotland, gains or losses on foreign exchange and gains or losses on the disposal of property and equipment. Interest and other income totaled approximately $170,000 for the fiscal year ended June 30, 2003, representing a decrease of approximately $37,000 when compared to the preceding year. This decrease in interest and other income is attributed to reductions in principal invested between the periods and decreased interest rates available between periods resulting in a decrease in interest income of approximately $52,000. Also contributing to this decrease was a reduction in gains on foreign currency exchange of approximately $126,000. These decreases were offset in part by increases in grant income and rental income totaling approximately $66,000 and $36,000, respectively.

Interest Expense

Interest expense for the fiscal year ended June 30, 2003 totaling approximately $194,000, primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5.25% to 10.60%. We expect our interest expense to remain at current levels on our debt obligations.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2003, income tax benefit totaled approximately $61,000, a decrease of approximately $807,000 when compared to the same period of the previous fiscal year. This decrease is primarily attributed to the absence of tax credits from research and development activities in Scotland totaling approximately $810,000 for the year ended June 30, 2002. Income tax benefit for the fiscal year ended June 30, 2003 is primarily related to the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $544,000 as of June 30, 2003, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

Based on our accumulated losses, a full valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2003, we had a net operating loss carry forward of approximately $4.7 million for U.S. federal income tax purposes.

2002 Compared to 2001

Product sales and cost of sales

As a result of our acquisition of ViraNative on September 28, 2001, we began recognizing revenue through the sale of our natural human alpha interferon. For the fiscal year ended June 30, 2002 product sales totaled approximately $1,275,000. Approximately 81% of these product sales were from the sale of bulk product (semi-purified) to Alfa Wasserman, located in Italy, under a contractual arrangement.

Research and Development Costs

Research and development costs for the fiscal year ended June 30, 2002 totaled approximately $4,068,000, a decrease of approximately $896,000 from the previous fiscal year. This decrease was primarily attributed to cost savings from the termination of our development efforts on our Omniferon product in our Scottish facility totaling approximately $1,533,000, which was offset in part by research and development costs incurred by our Swedish operations, acquired on September 28, 2001, totaling approximately $552,000 during the same period. Cost reductions at our Scottish facility were primarily composed of scientific salaries, laboratory supplies and other related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled approximately $2,171,000 for the fiscal year ended June 30, 2002 compared with approximately $1,116,000 for the fiscal year ended June 30, 2001. This increase of approximately $1,055,000 is primarily attributed to administrative expenses incurred by our Swedish subsidiary of approximately $661,000, which was acquired in September 2001. Also contributing to this increase were increases in legal fees and the allocation of certain administrative services provided by Viragen at our Florida headquarters, totaling approximately $47,000 and $169,000, respectively, due mainly to our acquisition of ViraNative in September 2001. In addition, during the fiscal year ended June 30, 2002, our Scottish subsidiary experienced increases in selling, general and administrative expenses totaling approximately $84,000 and $77,000 related to professional fees and facility lease expense, respectively.

Licensing Fees

Licensing fees totaled $500,000 for the fiscal year ended June 30, 2002. The decrease of $1,500,000 when compared to the previous fiscal year is attributed to the termination of the license agreement between Viragen (Scotland) Limited and Viragen. The termination agreement was executed following our acquisition of ViraNative effective September 28, 2001, as we intend to commercially exploit our Multiferon technology, which does not utilize the technology obtained through the license agreement with Viragen.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative on September 28, 2001, consisting of developed technology and a customer contract. For the fiscal year ended June 30, 2002, amortization of intangible assets totaled approximately $156,000. There was no amortization of intangibles assets during fiscal 2001.

Interest and Other Income

The increase in interest and other income of approximately $39,000 during the fiscal year ended June 30, 2002 compared to the fiscal year ended June 30, 2001 is attributed to an increase in gains on foreign exchange. The increase was partially offset by a decrease in interest income resulting from a decrease in principal invested between the periods.

Interest Expense

Interest expense for the fiscal year ended June 30, 2002, primarily represents interest incurred on the debt facilities maintained by ViraNative, our Swedish subsidiary. These credit facilities have interest rates ranging from 5% to 11%.

Income Tax Benefit

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

While most of the transactions of our U.S. and foreign operations are denominated in the respective local currency, some transactions are denominated in other currencies. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gain or loss results in an adjustment to income.

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

During fiscal year 2003, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of June 30, 2003 the U.S. dollar has lost approximately 7.67% and 14.39% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2002. The weakening of the U.S. dollar has resulted in greater revenues, operating expenses, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which have not participated in the adoption of the Euro as of June 30, 2003.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section to this report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, the implementation of controls and procedures does not assure that appropriate information will, in fact, be communicated to management to allow those timely decisions to be made. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2003 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Name	Age	Position with the Company	Served as Officer and/or Director Since
Carl N. Singer	87	Chairman of the Board, President, Chief Executive Officer and Director	2000
Dennis W. Healey	55	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	1996
Per-Erik Persson	67	Director	2001
Melvin Rothberg	56	Director	2000
Gerald Smith	72	Director	1995
William H. Stimson, Ph.D.	58	Director	2000
Nicholas M. Burke	31	Controller	2001

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

Carl N. Singer became our president and chief executive officer following the resignation of Gerald Smith from those positions in January 2003. Mr. Singer was appointed to the board of directors in July 2000. He currently serves as chairman of the board of Viragen and chairman of Viragen’s executive committee of the board of directors. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund which manages the Active Investors II fund. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

Dennis W. Healey is a certified public accountant. Mr. Healey was appointed as our executive vice president, chief financial officer, treasurer, secretary and a director in January 1996. Mr. Healey became executive vice president of Viragen in 1993, and has served as chief financial officer and treasurer of Viragen since 1980 and its secretary since 1994.

Per-Erik Perrson was appointed to the board of directors in November 2001 following our acquisition of ViraNative. Prior to his retirement in 1996, Mr. Persson had served since 1993 as Director of Seeds Division and Member of the Group Management of Sandoz AG and President and CEO of Sandoz Seeds Ltd., Switzerland. From 1975 through 1993, Mr. Persson served in several managerial positions with Hilleshog AG including Managing Director and CEO of Hilleshog AB and President Director General of Hilleshog NK, France. Mr. Persson was appointed chairman of ViraNative in September 2003.

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

Gerald Smith resigned his positions as president, chief executive officer and chairman of the board of directors of Viragen International in January 2003, positions he had held since December 1995. He remains a director of Viragen International. Mr. Smith also resigned his positions as president, chief executive officer and chairman of the board of Viragen, Inc. in January 2003. Since February 1993, Mr. Smith had served as a director of

Viragen, Inc., and in June 1994, Mr. Smith became chairman of the board of directors of Viragen. In May 1993, Mr. Smith became president of Viragen. He remains a director of Viragen.

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

Nicholas M. Burke is a certified public accountant and joined Viragen International as its controller in October 2001. Prior to joining Viragen International, Mr. Burke served as corporate controller of SmartDisk Corporation, a Florida-based computer peripherals technology company from 1999 to 2001. From 1994 until 1999, Mr. Burke was a senior member of the audit staff of Ernst & Young LLP, Viragen International’s independent audit firm, concentrating his practice in the computer technology and biotechnology industries.

There is no family relationship between any of the officers and directors.

In December 2002, Peter Cooper, Ph.D, resigned his position as a director of the company.

In September 2002, Dr. D. Magnus Nicolson resigned his positions as chief operating officer of Viragen and Viragen International, director of Viragen International and managing director of Viragen (Scotland).

In September 2002, Dr. Orjan Strannegard, resigned as our chief medical director and as a director. Dr. Strannegard remains a director of ViraNative. Dr. Patrick Yeramian has assumed the position of chief medical director.

Viragen International does not have an executive committee, audit and finance committee or compensation committee. The functions normally performed by these committees are performed by the board of directors.

Item 11.	Executive Compensation and Employment Agreements

The following table sets forth information concerning the compensation and employment agreements of the chief executive officers and the four most highly compensated executive officers at June 30, 2003.

Summary Compensation Table

Long Term Compensation
							Awards		Payouts
		Annual Compensation					Restricted Stock	Securities Underlying Options/
Name and	Fiscal					Other Annual	Awards	SARs		All Other
Principal Position	Year	Salary ($)		Bonus ($)		Compensation ($)	($)	(#)	LTIP Payouts ($)	Compensation ($)
Carl N. Singer Chairman of the Board, CEO and President	2003 2002 2001	$	— — —	$	— — —	$25,000 2,083 —	$ — — —	— 100,000 —	$ — — —	$ — — —

Gerald Smith Former Chairman of the Board, CEO and President	2003 2002 2001		57,000 86,000 82,000		— — —	— — —	— — —	— — —	— — —	— — —

Dennis W. Healey Exec. V.P., Treasurer, CFO and Director	2003 2002 2001		76,000 62,000 57,000		— — —	— — —	— — —	— — —	— — —	— — —

D. Magnus Nicolson Former COO and Director	2003 2002 2001		31,000 172,500 170,000		— — —	— — —	— — —	— 50,000 —	— — —	— — —

Carl N. Singer became president and chief executive officer following the resignation of Gerald Smith from those positions in January 2003. Commencing in March 2000, Mr. Singer receives $100,000 per year from Viragen for his services as a director and chairperson of the executive committee of Viragen of which 25% is allocated to Viragen International. On February 27, 2002, Mr. Singer was granted options under the 1997 Stock Option Plan to purchase 100,000 shares of Viragen International common stock at $0.75 per share. These options were granted for his services as a director of Viragen International. The options vest one-half on the date of grant and one-half on the first year anniversary and are exercisable for a period of five years from the vest dates.

Gerald Smith resigned his positions as president, chief executive officer, and chairman of the board in January 2003. He remains a director of Viragen International. On March 1, 1999, upon the expiration of Mr. Smith’s previous employment agreements with Viragen and Viragen International, Mr. Smith entered into a two year employment agreement with Viragen. This agreement provided for an annual salary of $282,000. On March 1, 2001, Mr. Smith renewed his employment agreement with Viragen for an additional two years. The new agreement provided for an annual salary of $325,000. During fiscal years 2003, 2002, and 2001, $57,000, $86,000, and $82,000 respectively, of Mr. Smith’s salary was allocated to Viragen International.

Dennis W. Healey serves as executive vice president, chief financial officer, secretary and a director. On March 1, 1999, upon the expiration of Mr. Healey’s previous employment agreements with Viragen and Viragen International, Mr. Healey entered into a two year employment agreement with Viragen, Inc. This agreement provided for an annual salary of $252,000. On March 1, 2001, Mr. Healey renewed his employment agreement with Viragen for an additional two years. The new agreement provided for the same salary of $252,000. During fiscal years 2003, 2002, and 2001, $76,000, $62,000, and $57,000, respectively, of Mr. Healey’s salary were allocated to Viragen International. During 2003, Mr. Healey’s employment agreement was modified. From March through June 2003, he received 75% of his compensation in the form of Viragen common stock valued at the then current market price. Effective July 1, 2003, Mr. Healey’s salary was reduced to $200,000 per year. Mr. Healey’s employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen’s stock at the date of the transaction. All other terms are similar to his previous agreements.

In September 2002, Dr. Nicolson resigned his positions as managing director of Viragen (Scotland), chief operating officer of Viragen International and Viragen and director of Viragen International.

On July 1, 1999, Dr. Nicolson entered into a two year employment agreement with Viragen. This agreement superceded all previous agreements. The agreement provided for an annual salary of $170,000, employee benefits generally available to executive officers, use of an automobile and reimbursement of business related expenses. The agreement also provided for the grant of options to acquire 200,000 shares of Viragen common stock at $.625, vesting one-third on the date of grant, one-third on the first anniversary of the grant date and one-third on the second anniversary. Following Dr. Nicolson’s resignation in September 2002, the remaining 180,000 outstanding common stock purchase options related to this grant expired 90 days subsequent to his resignation.

On July 1, 2001, Dr. Nicolson renewed his two year employment agreement with Viragen. Under the agreement, Dr. Nicolson received an annual salary of 120,000 Pounds Sterling, which was approximately $174,000 for fiscal 2002. He also received options to purchase 50,000 shares of Viragen International, Inc. common stock at $0.85 per share. The options vested one-half on the date of grant and one-half on the first year anniversary. All other terms of the employment agreement were similar to his previous agreement. Following Dr. Nicolson’s resignation in September 2002, these common stock purchase options expired 90 days subsequent to his resignation.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2003 to each person named in the Summary Compensation Table.

	Individual Grants				Potential Realized Value at Assumed Annual
	Number of Securities Underlying Options/SARs	% of Total Options/SARs Granted to Employees in	Exercise or Base Price	Expiration	Rates of Stock Price Appreciation for Option Term
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5%	10%
Carl N. Singer	—	—	$—	—	—	—
Gerald Smith	—	—	—	—	—	—
Dennis W. Healey	—	—	—	—	—	—
D. Magnus Nicolson	—	—	—	—	—	—

Option Exercises and Holdings

The following table sets forth information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2003 by each person named in the summary compensation table and the unexercised options held as of the end of the 2003 fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year End Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at FY End (#)		Value of Unexercised In-The-Money Options at FY End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Carl N. Singer	—	$—	—	—	$—	$—
Gerald Smith	—	—	—	—	—	—
Dennis W. Healey	—	—	—	—	—	—
D. Magnus Nicolson	—	—	—	—	—	—

Equity Compensation Plan Information

The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2003, including the 1997 Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	372,500	$0.69	225,300
Equity compensation plans not approved by security holders	—	—	—

Total	372,500	0.69	225,300

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

Options granted under the 1997 Stock Option Plan may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Any incentive option, which is granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares, on the date of such grant. The exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of the fair market value, as determined on the date of the grant. The board of directors or committee determines the term of each plan option and the manner in which it may be exercised. No plan option may be exercisable more than 10 years after the date of its grant. In the case of an incentive option granted to an eligible employee owning more than 10% of Viragen International’s common stock, no plan option may be exercisable more than five years after the date of the grant. The exercise price of non-qualified stock options granted under the plan must be at least 55% of fair market value on the date the option is granted.

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

Incentive options are non-assignable and nontransferable, except by will or by the laws of descent and distribution during the lifetime of the optionee. Only the optionee may exercise incentive options. Under an amendment to the 1997 Stock Option Plan, non-qualified options may be transferable under limited circumstances for estate planning, if authorized by the board of directors or the committee. If an optionee’s employment is terminated for any reason, other than his death or disability, or if an optionee is not an employee but is a member of Viragen International’s board of directors and his service as a director is terminated for any reason, other then death or disability, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his employment, the plan option granted to him will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee’s death. If the optionee is permanently and totally disabled, the plan option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.

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

During fiscal 2003, we granted options under the 1997 Stock Option Plan to purchase 102,500 shares of Viragen International common stock at prices ranging from $0.07 to $0.37. During fiscal 2002, we granted options under the 1997 Stock Option Plan to purchase 257,000 shares of Viragen International common stock at prices ranging from $0.70 to $0.95 per share. The options were granted to certain employees and directors of Viragen International. The options vest one-half on the date of grant and one-half on the first year anniversary and are exercisable over five years from the vest dates.

As of September 19, 2003 we have 392,000 options outstanding and 205,800 options available for future issuance under the 1997 Stock Option Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding Viragen International’s common stock beneficially owned at September 19, 2003 by:

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

The table is based upon 68,113,764 shares of common stock outstanding at September 19, 2003, and does not give effect to:

•	the issuance of up to 392,000 shares in the event outstanding options are exercised, except with respect to beneficial ownership of shares attributed to the named person; and
•	the issuance of up to 11,732,760 shares in the event performance goals established under the ViraNative acquisition agreement are fully attained.

			Common Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class	Currently	Acquirable Within 60 days

Viragen, Inc.	54,262,745	79.7%	54,262,745	—
Gerald Smith	100,000	*	100,000	—
Dennis W. Healey	100,000	*	100,000	—
Per-Erik Persson	43,618	*	43,618	—
Melvin Rothberg	35,000	*	—	35,000
Carl N. Singer	100,000	*	—	100,000
William H. Stimson	36,250	*	—	36,250
Hakan Borg	3,722,560	5.5	3,722,560	—
Officers and Directors as a group (7 persons)	439,868	*	243,618	196,250
*	less than 1%

With respect to the beneficial ownership ascribed to Hakan Borg, the table does not reflect an additional 3,762,560 shares contingently issuable to Hakan Borg upon the achievement of certain performance goals established in the ViraNative acquisition agreement.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

Stock Price Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on the Company’s common stock during the period from June 30, 1998 through June 30, 2003, with the cumulative total return on the NASDAQ Pharmaceuticals Index and the Russell 2000 Index.

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

As of June 29, 2001, we had accrued approximately $5.3 million in licensing fees payable to Viragen under the License Agreement, of which $2 million were accrued during both fiscal 2001 and 2000. In order to improve our capitalization, and prior to acquiring ViraNative, we settled this balance through the issuance of common stock to Viragen. On June 29, 2001, we issued to Viragen 6,274,510 shares of our common stock at $0.85 per share, the then current market price as quoted on the over-the-counter bulletin board.

On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) Limited and Viragen, Inc. executed a termination agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized subsequent to September 28, 2001. The termination agreement provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would accrue interest at 6% per annum and be paid in cash or stock by September 30, 2002, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance to Viragen of 4,479,167 shares of Viragen International common stock at $0.12 per share, the then current market price.

During fiscal 2001, Viragen contributed to capital $7,414,974 in inter-company balances with Viragen International. The capital contributions occurred on September 30, 2000, March 31, 2001 and June 30, 2001, at stock prices ranging between $0.56 and $0.91 per common share. Viragen received 8,821,770 shares of Viragen International common stock for the capital contributions.

On September 28, 2001 we issued 2,933,190 shares of our common stock as the initial consideration in connection with the acquisition of ViraNative. During January 2002, an additional 8,799,570 shares of our common stock were issued to the former shareholders of ViraNative, which represented achievement of the first two milestones as defined in the ViraNative purchase agreement. In connection with the acquisition, the former shareholders of ViraNative are entitled to an additional 11,732,760 shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals. If ViraNative meets all of the milestones under the purchase agreement, Viragen’s ownership interest in Viragen International would be reduced to approximately 68% from 79.7% as of June 30, 2003, assuming no additional shares are issued for any other purposes.

On June 30, 2003, Viragen contributed to capital $6 million in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.35 per share, as quoted on the over-the-counter bulletin board. Viragen received 17,142,857 shares of Viragen International common stock for the capital contribution. As of June 30, 2003, Viragen owned 54,262,745 shares of our common stock, representing 79.7% of our outstanding capital stock.

Mr. Carl N. Singer, president, chief executive officer and chairman of the board of directors of Viragen International, is also chairman of the board of directors of Viragen. Mr. Dennis W. Healey, executive vice president, chief financial officer, treasurer, secretary and a director of Viragen International, also serves in the same capacities for Viragen. Mr. Melvin Rothberg, a director of Viragen International, is also an executive vice president of Viragen. Professor Stimson is a director of Viragen International and also serves as a compensated consultant.

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurances and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we been a separate stand-alone entity during the periods presented. The amount of expenses allocated by Viragen totaled approximately $885,000, $319,000, and $184,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The increase in the amount of expenses allocated to Viragen International during fiscal year 2003 is attributed to an increase in time spent by Viragen employees on our business matters as well as increases in certain administrative expenses including insurance costs and rent.

In January, February, April, May, and June 2003, Viragen International, its subsidiaries and all wholly-owned subsidiaries of Viragen, Inc., our parent company, executed guarantee and security agreements collateralizing a series of convertible debentures issued by Viragen, Inc. totaling approximately $11.8 million. The guarantee and security agreements cover all assets, including tangible and intangible assets not otherwise pledged, of Viragen and its subsidiaries, including Viragen International. As of June 30, 2003, $6.8 million of the debentures remain outstanding, which represents the maximum amount of potential payment under these guarantee and security agreements. This guarantee is in effect until Viragen satisfies the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures.

PART IV

Item 14.	Exhibits and Reports on Form 8-K

(a) The following is a list of documents filed as part of this report.

Exhibit Number		Description

3.1	—	Certificate of Incorporation dated November 4, 1985 (incorporated by reference to the Company’s initial Registration Statement, File No. 33-1952-NY).

3.2	—	Amended Certificate of Incorporation dated April 14, 1987 (incorporated by reference to the Company’s Registration Statement, File No. 33-1952-NY).

3.3	—	Amended Certificate of Incorporation dated October 9, 1987 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (“1994 10-KSB”).

3.4	—	Amended Certificate of Incorporation dated November 18, 1987 (incorporated by reference to the 1994 10-KSB).

3.5	—	Amended Certificate of Incorporation dated December 9, 1987 (incorporated by reference to the 1994 10-KSB).

3.6	—	Amended Certificate of Incorporation dated December 18, 1987 (incorporated by reference to Post-Effective Amendment No. 3 to the Company’s Registration Statement filed May 2, 1989 (“Post-Effective Amendment No. 3”).

3.7	—	Amended Certificate of Incorporation dated January 17, 1989 (incorporated by reference to the 1994 10-KSB).

3.8	—	Amended Certificate of Incorporation dated June 9, 1989 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (“1993 10-KSB”).

3.9	—	Amended Certificate of Incorporation dated August 12, 1993 (incorporated by reference to the 1993 10-KSB).

3.10	—	Certificate of Amendment of Certificate of Incorporation dated August 28, 2001, filed on August 28, 2001 (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001).

4.1	—	Amended Certificate of Incorporation dated December 13, 1993 (incorporated by reference to the 1993 10-KSB).

4.2	—	By laws of the Company (incorporated by reference to Post-Effective Amendment No. 3).

4.3	—	Form of Common Stock Certificate (incorporated by reference to Form 8-A dated June 14, 1989).

10.1	—	License Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated July 12, 1995 (incorporated by reference to the 1998 10-K/A).

10.2	—	License and Manufacturing Agreement with Common Services Agency (incorporated by reference to Viragen, Inc.’s 1995 Form SB-2 File No. 33-88070 (filed August 9, 1995), Part II, Item 27(10)(xxxvi)).

10.3	—	Indemnification Agreement between George Levin and the Company dated October 20, 1995 (incorporated by reference to the 1998 10-K/A).

10.4	—	Addendum to Employment Agreement between the company and Gerald Smith dated July 3, 1997 (incorporated by reference to the 1998 10-K).

10.5	—	Addendum to the Employment Agreement between the Company and Dennis W. Healey dated July 3, 1997 (incorporated by reference to the 1998 10-K/A).

Exhibit Number		Description

10.6	—	Amendment to the Service Agreement between the company and Donald Magnus Nicolson, Ph.D. dated September 5, 1997 (incorporated by reference to the 1997 10-K).

10.7	—	Amendment to License Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 29, 1997 (incorporated by reference to the 1998 10-K/A).

10.8	—	Cooperation and Supply Agreement between Viragen, Inc., Viragen Deutschland GmbH and German Red Cross dated March 19, 1998 (incorporated by reference to Viragen, Inc.’s Annual Report on Form 10-K/A for the year ended June 30, 1999).

10.9	—	Supply and Distribution Agreement between the Company and the Adamjee Group of Companies dated November 16, 1998 (incorporated by reference to the 1999 Form 10-K).

10.10	—	Letter of Intent between the Company and Drogsan Healthcare dated July 2, 1999 (incorporated by reference to the 1999 Form 10-K).

10.11	—	Advisory Service Agreement between Viragen (Scotland) Limited and Peter Cooper Associates dated January 8, 2001 (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001).

10.12	—	Advisory Service Agreement between Viragen (Scotland) and Professor William H. Stimson dated February 14, 2001 (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001).

10.13	—	Consulting Agreement between Viragen, Inc., Viragen (Scotland) Limited and Peng Lee Yap, M.D. dated February 14, 2001. (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)

10.14	—	Employment Agreement, Stock Option Agreement between Viragen and Gerald Smith dated March 1, 2001. (incorporated by reference to Viragen’s annual report on Form 10-K filed September 28, 2001).

10.15	—	Employment Agreement, Stock Option Agreement between Viragen and Dennis W. Healey dated March 1, 2001. (incorporated by reference to Viragen’s annual report on Form 10-K filed September 28, 2001).

10.16	—	Employment Agreement between Viragen (Scotland) Limited and Dr. Donald Magnus Nicolson dated July 1, 2001. (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)

10.17	—	Agreement for the Acquisition of ViraNative AB between Hoken Borg and others, Viragen International Limited and Viragen, Inc. dated September 28, 2001. (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)

10.18	—	Termination Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 28, 2001. (incorporated by reference to the Company’s quarterly report on Form 10-Q filed November 19, 2001)

10.19	—	Supply and Distribution agreement between Viragen (Europe) Ltd., Viragen (Scotland) Ltd. and Tradeway, Inc. dated October 25, 2001 (incorporated by reference to the Company’s quarterly report on Form 10-Q filed November 19, 2001)

21.1	—	Subsidiaries of the registrant*.

23.1	—	Consent of Independent Certified Public Accountants*.

31.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(b) Reports on Form 8-K filed during the fourth quarter.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAGEN INTERNATIONAL, INC.

By:	/s/ CARL N. SINGER
Carl N. Singer Chairman of the Board of Directors, President and Principal Executive Officer

Dated: September 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARL N. SINGER Carl N. Singer	Chairman of the Board of Directors, President and Principal Executive Officer	September 25, 2003

/s/ DENNIS W. HEALEY Dennis W. Healey	Executive Vice President, Treasurer, Principal Financial Officer, and Director	September 26, 2003

/s/ PER-ERIK PERSSON Per-Erik Persson	Director	September 26, 2003

/s/ MELVIN ROTHBERG Melvin Rothberg	Director	September 25, 2003

/s/ GERALD SMITH Gerald Smith	Director	September 25, 2003

/s/ WILLIAM H. STIMSON PH.D. William H. Stimson Ph.D.	Director	September 25, 2003

/s/ NICHOLAS BURKE Nicholas Burke	Controller and Principal Accounting Officer	September 26, 2003

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors

Viragen International, Inc.

We have audited the accompanying consolidated balance sheets of Viragen International, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen International, Inc. and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Miami, Florida

September 9, 2003, except for Note M

    as to which the date is September 29, 2003

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$264,224	$77,405
Accounts receivable	105,334	349,965
Inventories	3,311,583	1,866,568
Prepaid expenses	173,254	155,209
Other current assets	61,184	945,564

Total current assets	3,915,579	3,394,711
Property, plant and equipment
Land, building and improvements	3,143,965	2,874,590
Equipment and furniture	4,625,543	4,203,195
Construction in progress	551,493	375,373

	8,321,001	7,453,158
Less accumulated depreciation	(2,708,844)	(1,971,667)

	5,612,157	5,481,491
Goodwill	9,678,302	8,460,940
Developed technology, net	1,869,122	1,765,618
Other intangible assets, net	—	50,619

	$21,075,160	$19,153,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,300,919	$1,036,689
Accrued expenses and other liabilities	598,157	782,068
Line of credit	999,192	831,965
Licensing fee payable	—	500,000
Current portion of long-term debt	60,421	72,374

Total current liabilities	2,958,689	3,223,096
Long-term debt, less current portion	1,124,335	1,023,948
Advances from parent	3,680,530	4,749,982
Deferred tax liability	544,196	604,882
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value. Authorized 90,000,000 shares at June 30, 2003 and June 30, 2002; issued and outstanding 68,113,764 and 46,491,740 shares at June 30, 2003 and June 30, 2002, respectively	681,138	464,917
Additional paid-in capital	45,537,903	39,216,624
Accumulated deficit	(35,951,251)	(30,786,307)
Accumulated other comprehensive income	2,499,620	656,237

Total stockholders’ equity	12,767,410	9,551,471

	$21,075,160	$19,153,379

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2003	2002	2001
Product sales	$630,785	$1,275,264	$—
Costs and expenses
Cost of sales	1,283,348	909,753	—
Research and development	949,334	4,067,884	4,964,145
Selling, general and administrative	3,415,581	2,170,513	1,115,800
Licensing fee	—	500,000	2,000,000
Amortization of intangible assets	183,534	155,804	—
Interest and other income	(169,811)	(206,506)	(167,223)
Interest expense	194,429	137,049	2,552

Loss before income taxes	(5,225,630)	(6,459,233)	(7,915,274)
Income tax benefit	60,686	867,992	—

Net loss	$(5,164,944)	$(5,591,241)	$(7,915,274)

Loss per common share—basic and diluted	$(0.11)	$(0.14)	$(0.33)

Weighted average common shares—basic and diluted	48,772,154	40,978,950	23,715,565

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at June 30, 2000	19,662,100	$196,621	$17,934,349		$(17,279,792)	$(231,213)	$619,965
Comprehensive loss:
Net loss				$(7,915,274)	(7,915,274)
Foreign currency translation adjustment				(389,095)		(389,095)

Comprehensive loss:				$(8,304,369)			(8,304,369)

Capital contribution by Viragen, Inc.	4,924,308	49,243	4,431,877				4,481,120
Capital contribution by Viragen, Inc.	1,318,223	13,182	728,318				741,500
Capital contribution by Viragen, Inc.	2,579,239	25,793	2,166,561				2,192,354
Exercise of stock options	600	6	498				504
Compensation expense on stock options			2,189				2,189
Settlement of licensing fee payable with common stock	6,274,510	62,745	5,270,588				5,333,333

Balance at June 30, 2001	34,758,980	347,590	30,534,380		(25,195,066)	(620,308)	5,066,596
Comprehensive loss:
Net loss				$(5,591,241)	(5,591,241)
Foreign currency translation adjustment				1,276,545		1,276,545

Comprehensive loss:				$(4,314,696)			(4,314,696)

Acquisition of ViraNative AB	11,732,760	117,327	8,682,244				8,799,571

Balance at June 30, 2002	46,491,740	464,917	39,216,624		(30,786,307)	656,237	9,551,471
Comprehensive loss:
Net loss				$(5,164,944)	(5,164,944)
Foreign currency translation adjustment				1,843,383		1,843,383

Comprehensive loss:				$(3,321,561)			(3,321,561)

Capital contribution by Viragen, Inc.	17,142,857	171,429	5,828,571				6,000,000
Settlement of licensing fee payable with common stock	4,479,167	44,792	492,708				537,500

Balance at June 30, 2003	68,113,764	$681,138	$45,537,903		$(35,951,251)	$2,499,620	$12,767,410

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(5,164,944)	$(5,591,241)	$(7,915,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	707,241	567,783	445,986
Amortization of intangible assets	183,534	155,804	—
Compensation expense on common stock options	—	—	2,189
Loss on sale of property, plant and equipment	8,578	—	8,744
Deferred income tax benefit	(60,686)	(58,158)	—
Increase (decrease) relating to operating activities from:
Accounts receivable	244,631	(85,231)	—
Inventories	(1,445,015)	(832,496)	—
Prepaid expenses	(18,045)	87,448	18,691
Other current assets	884,380	(722,113)	(78,490)
Other assets	—	20,154	(20,154)
Accounts payable	264,230	(368,217)	583,411
Accrued expenses and other liabilities	(146,411)	292,835	(5,089)
Licensing fee payable	—	500,000	2,000,000

Net cash used in operating activities	(4,542,507)	(6,033,432)	(4,959,986)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(343,365)	(572,156)	(350,874)
Acquisition of ViraNative, net of cash acquired	—	(203,885)	—

Net cash used in investing activities	(343,365)	(776,041)	(350,874)
FINANCING ACTIVITIES
Advances from parent	4,930,548	4,749,982	2,750,951
Net borrowing on line of credit	43,827	16,737	—
Payments on long-term debt	(36,369)	(75,715)	(15,873)
Proceeds from exercise of stock options	—	—	504

Net cash provided by financing activities	4,938,006	4,691,004	2,735,582
Effect of exchange rate fluctuations on cash	134,685	(70,294)	(103,617)

Increase (decrease) in cash and cash equivalents	186,819	(2,188,763)	(2,678,895)
Cash and cash equivalents at beginning of period	77,405	2,266,168	4,945,063

Cash and cash equivalents at end of period	$264,224	$77,405	$2,266,168

Supplemental Cash Flow Information:
Interest paid	$162,911	$97,371	$2,552

During the years ended June 30, 2003, 2002 and 2001, Viragen International had the following non-cash investing and financing activities:

	Year Ended June 30,
	2003	2002	2001
Contribution to capital of inter-company balances by Viragen, Inc.	$6,000,000	$—	$7,414,974
Issuance of common stock for acquisition of ViraNative AB	—	8,799,571	—
Settlement of licensing fee payable with common stock	537,500	—	5,333,333
Plant equipment acquired from Viragen, Inc.	—	—	271,664
Purchase of assets with notes payable	—	—	78,953
Settlement of note payable upon trade-in of asset	—	—	(33,916)

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization: Viragen International, Inc. and its subsidiaries are engaged in the research, development, manufacture, and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of MultiferonTM from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases like hepatitis, some types of cancer, multiple sclerosis, and severe acute respiratory syndrome (SARS).

We operate through our foreign wholly owned subsidiaries, ViraNative AB, a company located in Umeå, Sweden and Viragen (Scotland) Limited, a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities.

Consolidation and Basis of Presentation: The consolidated financial statements include Viragen International, Inc. and all subsidiaries, including those operating outside the United States. All significant transactions among our businesses have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

During the years ended June 30, 2003, 2002 and 2001, Viragen International incurred significant losses of approximately $5,165,000, $5,591,000, and $7,915,000, respectively, and has an accumulated deficit of approximately $35,951,000 as of June 30, 2003. Additionally, the Company had a cash balance of approximately $264,000 and working capital of approximately $957,000 at June 30, 2003. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, the Company will require substantial additional funding. Historically, Viragen, our parent company, has provided us with the working capital necessary to fund operations. Viragen has agreed to provide us with the working capital necessary to fund our operations through June 30, 2004.

Reclassification: Certain amounts from prior years have been reclassified to conform with the 2003 presentation.

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

Concentrations of Credit Risk: We are subject to a concentration of credit risk with respect to our accounts receivable. We sell our natural interferon product to manufacturers and distributors located outside the United States. Credit terms to our customers generally range from 14 to 90 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis. Allowances are maintained, if necessary, for potential credit losses. As of June 30, 2002, one customer located in Italy represented approximately 88% of our accounts receivable balance. This amount was collected subsequent to June 30, 2002.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Foreign Currency Translation: For our foreign operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. We translate statement of operations accounts at average rates for the period. Foreign currency transaction gains and losses are recorded in results of operations. For the fiscal year ended June 30, 2002, we recorded net foreign currency transaction gains totaling approximately $134,000 as a result of the remeasurement of certain asset accounts to the local currency, which were denominated in a foreign currency. For fiscal years 2003 and 2001, foreign currency transaction gains and losses were immaterial to our results of operations.

Fair Value of Financial Instruments: The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of June 30, 2003, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2003, due to the variable interest rates on those instruments.

Cash and Cash Equivalents: Cash and cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

Accounts Receivable: Accounts receivable primarily consists of amounts due from the sale of our natural human alpha interferon product by our Swedish subsidiary. As of June 30, 2003 there is no allowance for doubtful accounts and no allowance for returns.

Inventories: Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

Inventories consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Finished product	$845,836	$410,343
Work in process	2,307,499	1,293,851
Raw materials and supplies	158,248	162,374

Total inventories	$3,311,583	$1,866,568

Certain raw materials used by the Company in the manufacture of its natural human alpha interferon product are available from a limited number of suppliers. The Company is dependent on its suppliers to allocate a sufficient portion of their capacity to meet the Company’s needs.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Other Current Assets: Other current assets consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
VAT tax refund receivable	$60,157	$163,541
UK research and development tax credit receivable	—	780,459
Other current assets	1,027	1,564

	$61,184	$945,564

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation and amortization was computed using the straight-line method over the estimated useful life of the assets for financial reporting purposes and using accelerated methods for income tax purposes. Maintenance and repair costs are charged to operations as incurred. The estimated useful lives used for financial reporting purposes are:

Building and leasehold improvements	Shorter of lease term or 25 years
Equipment and furniture	3-10 years

Goodwill: In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we use the purchase method of accounting for business combinations. We have approximately $9.7 million of goodwill recorded on our balance sheet as of June 30, 2003, which arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the purchase agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. During the fourth quarter of 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. Based on this valuation, the Company determined that no impairment of this asset existed as of April 1, 2003. As of June 30, 2003, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

Intangible Assets: Intangible assets consist of separately identified intangible assets recognized in connection with the Company’s acquisition of ViraNative on September 28, 2001. In accordance with SFAS No. 142, intangible assets with definite useful lives are amortized over their useful lives. Amortization of intangible assets is provided using the straight-line method over the assets’ estimated useful lives.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2003 and 2002:

	June 30,
	2003	2002
Accrued payroll and related expenses	$287,144	$278,516
Accrued professional services fees	133,510	276,337
Accrued legal fees	6,745	65,615
Accrued royalties expense	87,516	—
Other accrued expenses	83,242	161,600

	$598,157	$782,068

Revenue: We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2003 and 2002 were immaterial. There were no advertising costs incurred during fiscal 2001.

Research and Development Costs: Viragen International accounts for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are expensed as incurred.

Stock Based Compensation: Viragen International accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we do not recognize compensation expense for stock option grants where the exercise price equals or exceeds fair market value at date of grant. We provide supplemental disclosures as required by the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Viragen International’s pro forma information follows:

	Fiscal Year Ended June 30,
	2003	2002	2001
Net loss as reported	$(5,164,944)	$(5,591,241)	$(7,915,274)
Stock based compensation determined under the fair value method	(28,362)	(113,098)	(23,945)

Proforma net loss	(5,193,306)	(5,704,339)	(7,939,219)

Loss per common share:
Basic and diluted – as reported	$(0.11)	$(0.14)	$(0.33)
Basic and diluted – proforma	$(0.11)	$(0.14)	$(0.33)

The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per share for fiscal years 2003, 2002, and 2001, are not likely to be representative of the pro forma results of net loss and net loss per share in future years since the number of shares to be issued under our stock option plan is not known and the assumptions used to determine the fair value can vary significantly.

Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of warrants and options, totaling 372,500, is antidilutive. As a result, diluted loss per share data does not include the assumed conversion of these instruments and has been presented jointly with basic loss per share.

Comprehensive Loss: SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in financial statements. As reflected in our consolidated statement of changes in stockholder’s equity, comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – ACQUISITION

On September 28, 2001, Viragen International, Inc. acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed into Multiferon.

The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock, which was valued at approximately $2.2 million based on the market price of Viragen International common stock at the date of the acquisition. In addition, Viragen International incurred approximately $204,000 in acquisition related costs. In January 2002, ViraNative achieved two milestones as defined in the acquisition agreement. As a result, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock. The additional shares of Viragen International common stock were valued at approximately $6.6 million, based on the market price of Viragen International common stock at the time the milestones were achieved, all of which was allocated to goodwill.

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

The acquisition, completed on September 28, 2001, was accounted for as a purchase under SFAS No. 141 and, accordingly, the results of ViraNative’s operations are included in the Company’s consolidated results from the date of the acquisition.

The following table reflects the unaudited pro forma combined results of the Viragen International as if the acquisition had taken place on July 1, 2000:

	Year Ended June 30,
	2002	2001
Product sales	$1,563,030	$2,813,280
Net loss	$(6,094,874)	$(8,865,190)
Net loss per share	$(0.15)	$(0.33)

The unaudited pro forma results have been prepared for comparison purposes only. The unaudited pro forma combined results do not purport to represent what our actual results of operations would have been had the acquisition occurred on July 1, 2000 and may not be indicative of our future results of operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill reported in our balance sheets as of June 30, 2003 and June 30, 2002 arose from our acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note B. The following table reflects the changes in the carrying amount of goodwill for the fiscal year ended June 30, 2003.

Balance as of June 30, 2002	$8,460,940
Goodwill acquired during the year	—
Foreign exchange adjustment	1,217,362

Balance as of June 30, 2003	$9,678,302

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. During the fourth quarter of 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. Based on this valuation, the Company determined that no impairment of this asset existed as of April 1, 2003. As of June 30, 2003, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

The intangible assets reported in our balance sheets as of June 30, 2003 and June 30, 2002 arose from our acquisition of ViraNative on September 28, 2001.

As of June 30, 2003 and June 30, 2002, intangible assets consist of the following:

	June 30,
	2003	2002
Developed technology, gross	$2,132,555	$1,864,317
Accumulated amortization	(263,433)	(98,699)

Developed technology, net	$1,869,122	$1,765,618

Customer contract, gross	$132,927	$126,548
Accumulated amortization	(132,927)	(75,929)

Customer contract, net	$—	$50,619

Developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $483,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The estimated aggregate amortization expense for the fiscal year ended June 30, 2004 and the four succeeding fiscal years is as follows:

2004	$151,000
2005	151,000
2006	151,000
2007	151,000
2008	151,000

Our intangible assets have been pledged as collateral in connection with a series of convertible debentures issued by Viragen, Inc., our parent company. These debentures were issued from January 2003 through June 2003 totaling approximately $11.8 million. As of June 30, 2003, $6.8 million of the debentures remain outstanding, which represents the maximum amount of potential payment under these guarantee and security agreements. This guarantee is in effect until Viragen satisfies the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures. Viragen International would be obligated to perform on this guarantee if Viragen were to default on the debentures.

NOTE D – DEBT

Line of Credit

Through our Swedish subsidiary, ViraNative, we may borrow up to approximately $1,046,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest which was approximately 7.4% at June 30, 2003. The facility renews annually in December and was renewed in December 2002. Outstanding borrowings under this agreement totaled approximately $999,000 and $832,000 as of June 30, 2003 and June 30, 2002, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

As of June 30, 2003, our long-term debt totaling approximately $1,185,000 consisted of a mortgage loan agreement with a Swedish bank and a loan agreement with a Swedish governmental agency. Outstanding borrowings under these agreements bear interest at rates ranging from 5.25% to 10.60%.

Long-term debt includes a 25-year mortgage obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $680,000 at June 30, 2003. This loan carries a floating rate of interest which was approximately 5.25% at June 30, 2003. We are required to make quarterly payments of principal and interest of approximately $8,100 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $834,000 as of June 30, 2003.

Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $28,000. The loan carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 10.60% as of June 30, 2003. This loan had an outstanding balance of approximately $505,000 at June 30, 2003.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – DEBT – (Continued)

Long term debt is comprised of the following:

	June 30,
	2003	2002
Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described above.	$680,207	$622,965
Credit facility in Sweden. Quarterly payments of principal and interest as described above.	504,549	441,085
Note payable secured by a company asset in Scotland. Asset was disposed of and the note was paid in full in November 2002.	—	26,593
Contingent credit facility in Sweden. Outstanding balance was paid in full in September 2002.	—	5,679

	1,184,756	1,096,322
Less current portion	(60,421)	(72,374)

	$1,124,335	$1,023,948

Long-term debt outstanding at June 30, 2003 matures as follows:

2004	$60,421
2005	144,513
2006	144,513
2007	144,513
2008	144,513

NOTE E – CAPITAL STOCK

Common Stock

On July 26, 2001, Viragen International’s board of directors approved a resolution to increase the number of authorized shares of common stock to 90 million. Prior to this, on July 27, 2000, the board of directors approved a resolution to increase the number of authorized shares of common stock to 30 million from 20 million. As of June 30 2003, there were 68,113,764 outstanding shares of Viragen International common stock.

During fiscal 2001, Viragen contributed to capital $7,414,974 in inter-company balances with Viragen International. The capital contributions occurred on September 30, 2000, March 31, 2001 and June 30, 2001, at stock prices ranging between $0.56 and $0.91 per share. Viragen received 8,821,770 shares of our common stock for the capital contributions.

On June 29, 2001, Viragen International issued to Viragen 6,274,510 shares of common stock as payment of $5,333,333 in licensing fees payable to Viragen. On that date, the closing price of our common stock was $0.85 per share, as quoted on the over-the-counter bulletin board.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – CAPITAL STOCK – (Continued)

On September 28, 2001, we issued 2,933,190 shares of common stock as the initial consideration in connection with the acquisition of ViraNative. During January 2002, an additional 8,799,570 shares of common stock were issued to the former shareholders of ViraNative, which represented achievement of the first two milestones as defined in the ViraNative purchase agreement. In connection with the acquisition, the former shareholders of ViraNative are entitled to an additional 11,732,760 shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals. If ViraNative meets all of the milestones under the purchase agreement, Viragen’s ownership interest in Viragen International would be reduced to approximately 68% from 79.7% as of June 30, 2003, assuming shares are not issued for any other purposes.

On December 31, 2002, we issued to Viragen, our parent company, 4,479,167 shares of our common stock to settle $500,000 in licensing fees payable to Viragen, plus accrued interest totaling $37,500. The shares were issued at $0.12 per share, the closing price of our common stock on that date, as quoted on the over-the-counter bulletin board.

On June 30, 2003, Viragen contributed to capital $6,000,000 in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.35 per share as quoted on the over-the-counter bulletin board. Viragen received 17,142,857 shares of our common stock for the capital contribution. As of June 30, 2003, Viragen owned 54,262,745 shares of our common stock, representing 79.7% of our outstanding capital stock.

Stock Options

Viragen International’s 1997 Incentive Stock Option Plan has authorized the grant of options to employees, directors, or consultants for up to 600,000 shares of our common stock, of which 225,300 remained available at June 30, 2003. Options granted under the plan have various vest dates and all options granted have 5 year terms from the vesting date.

Stock Based Compensation

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if Viragen International had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 2.17% for 2003 and 4.19% for 2002; volatility factor of the expected market price of our common stock of 0.90 for 2003 and 1.04 for 2002; and an expected life of the option of 3 years. The weighted average fair values of the options granted in fiscal 2003 and 2002 were $0.14 and $0.54, respectively. There were no stock option grants during fiscal 2001.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Accordingly, we have not adopted SFAS No. 123 to account for our employee stock options.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – CAPITAL STOCK – (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Viragen International’s pro forma information follows:

	Fiscal Year Ended June 30,
	2003	2002	2001
Net loss as reported	$(5,164,944)	$(5,591,241)	$(7,915,274)
Stock based compensation determined under the fair value method	(28,362)	(113,098)	(23,945)

Proforma net loss	(5,193,306)	(5,704,339)	(7,939,219)

Loss per common share:
Basic and diluted – as reported	$(0.11)	$(0.14)	$(0.33)
Basic and diluted – proforma	$(0.11)	$(0.14)	$(0.33)

The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per share for fiscal years 2003, 2002, and 2001, are not likely to be representative of the pro forma results of net loss and net loss per share in future years since the number of shares to be issued under our stock option plan is not known and the assumptions used to determine the fair value can vary significantly.

A summary of our stock option activity and related information for the fiscal years ended June 30, follows:

	Number of Options	Weighted Average Exercise Price	Number of options Exercisable	Weighted Average Exercise Price
Outstanding at June 30, 2000	337,900	$2.90	246,000	$3.68
Granted	—	—
Exercised	(600)	0.84
Canceled/Expired	(30,000)	5.97

Outstanding at June 30, 2001	307,300	2.61	271,500	2.84
Granted	257,000	0.83
Exercised	—	—
Canceled/Expired	(93,000)	2.99

Outstanding at June 30, 2002	471,300	1.66	353,800	1.93
Granted	102,500	0.23
Exercised	—	—
Canceled/Expired	(201,300)	2.72

Outstanding at June 30, 2003	372,500	$0.69	333,750	$0.75

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – CAPITAL STOCK – (Continued)

The following table summarizes information about Viragen International’s stock options outstanding at June 30, 2003:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.07—$0.37	90,000	4.86 years	$0.21	51,250	$0.23
$0.70—$1.19	282,500	3.24 years	0.84	282,500	0.84

$0.07—$1.19	372,500	3.63 years	$0.69	333,750	$0.75

Common Shares Reserved

Shares of Viragen International’s common stock reserved at June 30, 2003, for possible future issuance are as follows:

Shares to be issued if additional milestones are achieved by ViraNative	11,732,760
Employee and director stock options	372,500

12,105,260

NOTE F – TRANSACTIONS WITH PARENT

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

As of June 29, 2001, we had accrued approximately $5.3 million in licensing fees payable to Viragen, of which $2 million were accrued during both fiscal 2001 and 2000. In order to improve our capitalization, and prior to acquiring ViraNative, we settled this balance through the issuance of common stock to Viragen. On June 29, 2001, we issued to Viragen 6,274,510 shares of our common stock, at $0.85 per share, the then current market price.

On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) Limited and Viragen, Inc. executed a termination agreement, terminating the License Agreement between the parties. The License Agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the License Agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized after September 28, 2001. The termination agreement provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would accrue interest at 6% per annum and be paid in cash or stock by September 30, 2002, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance to Viragen of 4,479,167 common shares of our common stock at $0.12 per share, the then current market price.

On August 15, 2002, Viragen, our parent company, was named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-014812). Medicore, the former parent of Viragen, alleged breach of contract in relation to royalties due from present and future sales of our natural interferon product, which was independently developed by BioNative AB, which we acquired in September 2001.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – TRANSACTIONS WITH PARENT – (Continued)

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

These royalties are to be paid until the total of $2,400,000 is achieved. The agreement also states that royalties of approximately $108,000 previously accrued by Viragen from are payable to Medicore with the final payment.

Viragen answered the complaint, denying that Medicore was entitled to any royalties because the interferon product being sold was not developed by Viragen. In March 2003, in response to a motion for partial summary judgment on liability, the Court entered an order adverse to Viragen granting partial summary judgment as to liability. Viragen agreed to mediation and a settlement was reached in July 2003. In the settlement, Viragen agreed to pay royalties to Medicore based on the sale of our natural human alpha interferon on a quarterly basis starting in October 2003. Also, as part of the settlement, Viragen agreed to pay royalties to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 as follows: $30,000 by August 1, 2003; $30,000 plus 5% interest by August 1, 2004; and $30,000 plus 5% interest by August 1, 2005. The first payment of $30,000 was made on July 28, 2003.

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurances and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we been a separate stand-alone entity during the periods presented. The amount of expenses allocated by Viragen totaled approximately $885,000, $319,000, and $184,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The increase in the amount of expenses allocated to Viragen International during fiscal year 2003 is attributed to an increase in time spent by Viragen employees on our business matters as well as increases in certain administrative expenses including insurance costs and rent.

In January, February, April, May, and June 2003, Viragen International, its subsidiaries and all wholly-owned subsidiaries of Viragen, Inc., our parent company, executed guarantee and security agreements collateralizing a series of convertible debentures issued by Viragen, Inc. totaling approximately $11.8 million. The guarantee and security agreements cover all assets, including tangible and intangible assets not otherwise pledged, of Viragen and its subsidiaries, including Viragen International. As of June 30, 2003, $6.8 million of the debentures remain outstanding, which represents the maximum amount of potential payment under these guarantee and security agreements. This guarantee is in effect until Viragen satisfies the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures. Viragen International would be obligated to perform on this guarantee if Viragen were to default on the debentures.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For financial reporting purposes, net loss before income taxes includes the following components:

	Year Ended June 30,
	2003	2002	2001
U.S.	$(1,393,991)	$(561,287)	$(242,474)
Foreign	(3,831,639)	(5,897,946)	(7,672,800)

	$(5,225,630)	$(6,459,233)	$(7,915,274)

The components of Viragen International’s income tax benefit are as follows:

	Year Ended June 30,
	2003	2002	2001
Current:
Foreign	$—	$809,834	$—
U.S.	—	—	—

	—	809,834	—
Deferred:
Foreign	—	—	—
U.S.	60,686	58,158	—

	60,686	58,158	—

Total income tax provision	$60,686	$867,992	$—

Net deferred taxes of Viragen International’s U.S. operations at June 30, 2003 and 2002 are approximately as follows:

	June 30,
	2003	2002
Deferred tax assets:
Accrued liabilities	$46,000	$24,000
Other	2,000	2,000
Operating loss carry-forwards	1,758,000	1,295,000

Total deferred tax assets	1,806,000	1,321,000
Valuation allowance for deferred tax assets	(1,806,000)	(1,321,000)

	—	—
Deferred tax liabilities:
Identifiable intangibles	(544,000)	(605,000)

Net deferred tax liability	$(544,000)	$(605,000)

Viragen International’s changes in the valuation allowance were net increases of $485,000, $153,000, and $91,000, for the years ended June 30, 2003, 2002 and 2001, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES – (Continued)

Viragen International has net operating loss carry-forwards for U.S. income tax purposes, with expiration dates, as follows:

Net Operating Losses	Expiration
$389,000	2004—2006
820,000	2007—2009
3,461,000	2010—2018

$4,670,000

These carryfowards include $1,120,000 whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382.

Net operating losses of Viragen (Scotland) totaling approximately $24.6 million are being carried forward to future periods at June 30, 2003. At June 30, 2003, ViraNative has approximately $4.1 million in net operating loss carry-forwards available to offset future taxable income.

The reconciliation of income tax benefit computed at the U.S. federal statutory rate applied to Viragen International’s net loss is as follows:

	Year Ended June 30,
	2003	2002	2001
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal	(3.63)	(3.63)	(3.63)
Foreign R&D tax credit	—	(12.50)	—
Change in valuation allowance	36.46	36.73	37.63

	(1.17)%	(13.40)%	—%

NOTE H – COMMITMENTS

Lease agreements

In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $29,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we signed sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $7,000.

Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umeå, Sweden. This space is covered by two separate leases. The initial term of these leases has expired and these leases were renewed in January 2003 through December 2006 at a total lease cost of approximately $27,000 per month.

During the years ended June 30, 2003, 2002 and 2001, Viragen International recognized approximately $844,000, $649,000, and $296,000, respectively, in rent expense and related charges arising from facilities leases.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – COMMITMENTS – (Continued)

The company has also entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months.

The approximate minimum rental payments required under our facility and equipment lease agreements are approximately:

Year ended June 30,	Amount
2004	$717,000
2005	700,000
2006	677,000
2007	287,000
2008	13,000

NOTE I – LEGAL PROCEEDINGS

On August 15, 2002, Viragen, our parent company, was named as a defendant in a lawsuit filed by Medicore, Inc. in Circuit Court, Broward County, Florida (Medicore, Inc. vs. Viragen, Inc., Case No. 02-014812). Medicore, the former parent of Viragen, alleged breach of contract in relation to royalties due from present and future sales of our natural interferon product, which was independently developed by BioNative AB, which we acquired in September 2001.

Viragen and Medicore, Inc. entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by Viragen are to be included in the final payment. From May 1993 through September 2001, we paid royalties under this amended agreement totaling approximately $70,000.

Viragen answered the complaint, denying that Medicore was entitled to any royalties. In March 2003, in response to a motion for partial summary judgment on liability, the Court entered an order adverse to Viragen granting partial summary judgment as to liability. Viragen agreed to mediation and a settlement was reached in July 2003. In the settlement, Viragen agreed to pay royalties to Medicore based on the sale of our natural human alpha interferon on a quarterly basis starting in October 2003, in accordance with the terms of the amended agreement. Also, as part of the settlement, Viragen agreed to pay royalties to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 as follows: $30,000 by August 1, 2003; $30,000 plus 5% interest by August 1, 2004; and $30,000 plus 5% interest by August 1, 2005. The first payment of $30,000 was made on July 28, 2003.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No.45). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

statements of periods ending after December 15, 2002. We have adopted FIN No. 45 effective December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application was permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. We have not changed our method of accounting for stock-based employee compensation to the fair-value method from the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, we are not impacted by the transition provisions of SFAS No. 148. We were required to provide the interim-period disclosures beginning with our report on Form 10-Q for the quarter ended March 31, 2003.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not expected to have a material impact on our consolidated financial position or results of operation.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective after the beginning of the first fiscal period after June 15, 2003. We do not expect the implementation of this standard to have a material impact on our financial position, results of operations or cash flows.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – GEOGRAPHIC AND SEGMENT INFORMATION

We define geographical regions as countries in which the Company operates. We operate extensively through our foreign wholly owned subsidiaries, ViraNative AB, a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd., a Scottish company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities. Our corporate headquarters located in Plantation, Florida conducts only administrative activities.

The following table reconciles long-lived assets by geographic region to the consolidated total:

	June 30,
Region	2003	2002
United Kingdom	$3,463,201	$3,823,646
Sweden	13,696,380	11,935,022
United States	—	—

	$17,159,581	$15,758,668

The Company’s operations are currently confined to a single business segment: the development and sale of natural human alpha interferon. All of the company’s sales for 2003 and 2002 have been to external customers located outside of the United States. Revenue is attributed to external customers in individual countries based on the location of the customer.

The following table illustrates product revenue by country of origin:

	Year ended June 30,
Country	2003	2002	2001
Italy	$287,769	$1,036,650	$—
Sweden	279,557	161,116	—
Other	63,459	77,498	—

	$630,785	$1,275,264	$—

For 2003, product revenue from external customers in Italy and Sweden accounted for approximately 54% and 44% of total revenue, respectively. Product revenue from external customers in Indonesia, Germany, Great Britain, Panama, South Africa and Thailand accounted for 2% of total revenue. During 2003 and 2002, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to a customer in Italy under a contractual arrangement that expired in December 2002. Alfa Wassermann, our only customer in Italy, accounted for approximately 54% and 81% of total revenue for fiscal 2003 and 2002, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in the consolidated financial statements. These operating results are also not necessarily indicative of results for any future period.

	Three Months Ended
	September 30	December 31	March 31	June 30
Fiscal 2003
Product sales	$344,885	$126,592	$48,140	$111,168
Cost of sales	318,173	100,866	324,178	540,131
Net loss	(1,105,902)	(1,115,337)	(1,383,054)	(1,560,651)
Basic and diluted net loss per share of common stock	(0.02)	(0.02)	(0.03)	(0.03)
Weighted average shares of common stock outstanding	46,491,740	46,540,427	50,970,907	51,159,290

Fiscal 2002
Product sales	$—	$461,892	$415,935	$397,437
Cost of sales	—	443,530	253,643	212,580
Net loss	(1,612,494)	(1,969,971)	(1,477,541)	(531,235)
Basic and diluted net loss per share of common stock	(0.05)	(0.05)	(0.03)	(0.01)
Weighted average shares of common stock outstanding	34,854,628	37,692,170	45,025,145	46,491,740

NOTE M – SUBSEQUENT EVENTS

In September 2003, Viragen, Inc., our parent company, entered into a stock sale agreement with institutional investors to raise a total of $5 million. Provisions on the stock sale agreement include:

•	Per share sale price of 80% of market at the date of closing

•	20% warrant coverage at 125% of stock sale price

•	9 million common stock purchase warrants exercisable at $0.10 per share

•	Finder’s fee of 6.5% of funds raised

•	Legal fees of $10,000

As a result of this transaction, Viragen issued 22,321,428 shares of their common stock, 4,464,286 common stock purchase warrants exercisable for a period of three years, and 9 million common stock purchase warrants exercisable at $0.10 per share for a period of five years. Viragen has agreed to file a registration statement related to this transaction within 30 days of closing. The agreement further provides for penalties for Viragen’s failure to receive approval of the registration statement of these shares within 90 days of the closing of this transaction.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX OF EXHIBITS

As required under Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Certified Public Accountants

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002