Form 10-Q
period 2003-09-30
VIRAGEN INTERNATIONAL INC
filed 2003-11-12
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 7, 2003, there were 68,113,764 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Product sales	$51,606	$344,885

Costs and expenses
Cost of sales	369,007	318,173
Research and development	312,269	231,600
Selling, general and administrative	846,784	849,276
Amortization of intangible assets	37,413	57,017
Interest and other income	(117,625)	(35,612)
Interest expense	39,330	49,719

Loss before income taxes	(1,435,572)	(1,125,288)
Income tax benefit	10,957	19,386

Net loss	$(1,424,615)	$(1,105,902)

Basic and diluted loss per share of common stock	$(0.02)	$(0.02)

Weighted average common shares - basic and diluted	68,113,764	46,491,740

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,442,032	$264,224
Accounts receivable	153,668	105,334
Inventories	3,462,653	3,311,583
Prepaid expenses	136,797	173,254
Other current assets	44,399	61,184

Total current assets	5,239,549	3,915,579
Property, plant and equipment
Land, building and improvements	3,212,536	3,143,965
Equipment and furniture	4,725,924	4,625,543
Construction in progress	598,581	551,493

	8,537,041	8,321,001
Less accumulated depreciation	(2,937,160)	(2,708,844)

	5,599,881	5,612,157
Goodwill	10,107,914	9,678,302
Developed technology, net	1,912,787	1,869,122

	$22,860,131	$21,075,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$487,950	$1,300,919
Accrued expenses and other liabilities	419,964	598,157
Line of credit	934,618	999,192
Current portion of long-term debt	92,378	60,421

Total current liabilities	1,934,910	2,958,689
Long-term debt, less current portion	1,136,511	1,124,335
Advances from parent	7,226,749	3,680,530
Deferred income tax liability	533,239	544,196

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; issued and outstanding 68,113,764 shares at September 30, 2003 and June 30, 2003	681,138	681,138
Additional paid-in capital	45,537,903	45,537,903
Accumulated deficit	(37,375,866)	(35,951,251)
Accumulated other comprehensive income	3,185,547	2,499,620

Total stockholders’ equity	12,028,722	12,767,410

	$22,860,131	$21,075,160

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(1,424,615)	$(1,105,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,936	175,644
Amortization of intangible assets	37,413	57,017
Deferred income tax benefit	(10,957)	(19,386)
Increase (decrease) relating to operating activities from:
Accounts receivable	(48,334)	55,014
Inventories	(151,070)	(241,755)
Prepaid expenses and other current assets	53,242	341,945
Accounts payable and accrued expenses	(991,162)	160,700

Net cash used in operating activities	(2,353,547)	(576,723)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(44,038)	(241,161)

Net cash used in investing activities	(44,038)	(241,161)
FINANCING ACTIVITIES
Advances from parent	3,546,219	954,716
Net (payment) borrowing on line of credit	(103,687)	45,369
Payments on long-term debt	(8,050)	(15,972)

Net cash provided by financing activities	3,434,482	984,113
Effect of exchange rate fluctuations on cash and cash equivalents	140,911	(32,699)

Increase in cash and cash equivalents	1,177,808	133,530
Cash and cash equivalents at beginning of period	264,224	77,405

Cash and cash equivalents at end of period	$1,442,032	$210,935

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – OVERVIEW

We are engaged in the research, development, manufacture, and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of Multiferon™ from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases like hepatitis, some types of cancer, multiple sclerosis, and severe acute respiratory syndrome (SARS).

We are a majority owned subsidiary of Viragen, Inc. (Viragen). As of September 30, 2003, Viragen owned 54,262,745 shares of our common stock representing approximately 79.7% of our 68,113,764 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB, a company located in Umeå, Sweden and Viragen (Scotland) Limited, a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities.

The accompanying interim consolidated condensed financial statements include Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant transactions among our businesses have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission. The accompanying interim consolidated condensed financial statements for Viragen International have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2003.

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

During the quarter ended September 30, 2003 we incurred a loss of approximately $1,425,000. During the years ended June 30, 2003, 2002 and 2001, we incurred losses of approximately $5,165,000, $5,591,000, and $7,915,000, respectively. We have an accumulated deficit of approximately $37,376,000 as of September 30, 2003. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. We had cash and cash equivalents of approximately $1,442,000 and working capital of approximately $3,305,000 at September 30, 2003. We will require substantial additional funding to support our operations. Historically, Viragen, our parent company, has provided us with the working capital necessary to fund operations. Viragen has agreed to provide us with the working capital necessary to fund our operations through June 30, 2004. Viragen will be required to raise additional funds to support our operations subsequent to June 30, 2004. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – ACCOUNTING POLICIES

Accounting Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of goodwill and long-lived assets; and the valuation of inventories. Actual results could differ materially from those estimates.

Stock-Based Compensation: As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock based compensation as required under the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation.

	Three Months Ended September 30,
	2003	2002
Net loss as reported	$(1,424,615)	$(1,105,902)
Stock based compensation determined under the fair value method	(6,623)	(14,318)

Pro forma net loss	$(1,431,238)	$(1,120,220)

Loss per common share:
Basic and diluted – as reported	$(0.02)	$(0.02)
Basic and diluted – pro forma	$(0.02)	$(0.02)

Recent Accounting Pronouncements: In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – ACCOUNTING POLICIES – (Continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective after the beginning of the first fiscal period after June 15, 2003. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock. In January 2002, ViraNative achieved two milestones as defined in the acquisition agreement. As a result, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock. In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

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

If each of these milestones is met, the additional shares of Viragen International will be issued.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill reported in our balance sheets as of September 30, 2003 and June 30, 2003 arose from our acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note C. The following table reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2003:

Balance as of June 30, 2003	$9,678,302
Foreign exchange adjustment	429,612

Balance as of September 30, 2003	$10,107,914

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. During the fourth quarter of our fiscal year ended June 30, 2003, we completed the annual impairment review of our goodwill with the assistance of an independent valuation firm. Based on the results of the review, the Company determined that no impairment of this asset existed as of April 1, 2003. As of September 30, 2003, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

The other intangible assets reported in our balance sheets as of September 30, 2003 and June 30, 2003 arose from our acquisition of ViraNative on September 28, 2001.

As of September 30, 2003 and June 30, 2003, other intangible assets consist of the following:

	September 30, 2003	June 30, 2003
Developed technology, gross	$2,227,218	$2,132,555
Accumulated amortization	(314,431)	(263,433)

Developed technology, net	$1,912,787	$1,869,122

Developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $577,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The estimated aggregate amortization expense for the fiscal year ending June 30, 2004 and the four succeeding fiscal years is as follows:

2004	$155,000
2005	157,000
2006	157,000
2007	157,000
2008	157,000

Our intangible assets have been pledged as collateral in connection with a series of convertible debentures issued by Viragen, Inc., our parent company. These debentures were issued from January 2003 through June 2003 totaling approximately $11.8 million. As of November 7, 2003, $1.3 million of the debentures remain outstanding, which represents the maximum amount of potential payment under these guarantee and security agreements. This guarantee is in effect until Viragen satisfies the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures. Viragen International would be obligated to perform on this guarantee if Viragen were to default on the debentures.

NOTE E – INVENTORIES

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

Inventories consisted of the following at September 30, 2003 and June 30, 2003:

	September 30, 2003	June 30, 2003
Finished product	$1,052,395	$845,836
Work in process	2,234,033	2,307,499
Raw materials and supplies	176,225	158,248

Total inventories	$3,462,653	$3,311,583

Certain raw materials used in the manufacture of our natural human alpha interferon product are available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE F – DEBT

Line of Credit

Through our Swedish subsidiary, ViraNative, we may borrow up to approximately $1,093,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 7.4% at September 30, 2003. The facility renews annually and was renewed in December 2002. Outstanding borrowings under this agreement totaled approximately $935,000 and $999,000 as of September 30, 2003 and June 30, 2003, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

Long-term debt includes a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $702,000 and $680,000 at September 30, 2003 and June 30, 2003, respectively. This loan carries a floating rate of interest which was approximately 5.25% at September 30, 2003. We are required to make quarterly payments of principal and interest of approximately $8,500 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $871,000 as of September 30, 2003.

Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $29,000. The loan carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 10.60% as of September 30, 2003. This loan had an outstanding balance of approximately $527,000 and $505,000 at September 30, 2003 and June 30, 2003, respectively.

NOTE G – ROYALTY AGREEMENT

Viragen, Inc., our parent company, and Medicore, Inc. entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by Viragen, Inc. prior to May 1993 under the agreement are payable to Medicore as the final payment. From May 1993 through September 2001, Viragen, Inc. paid royalties under the amended agreement totaling approximately $70,000. Royalties owed to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 are payable as follows: $30,000 by August 1, 2003; $30,000 by August 1, 2004; $30,000 by August 1, 2005. The payment of $30,000 due August 1, 2003 has been made.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE G – ROYALTY AGREEMENT – (Continued)

We will pay royalties to Medicore based on the sale of our natural human alpha interferon subsequent to June 30, 2003 on a quarterly basis in accordance with the terms of the amended agreement. For the three months ended September 30, 2003, royalties due under the agreement totaled approximately $2,600.

NOTE H – COMPREHENSIVE LOSS

Comprehensive loss is comprised of our net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,
	2003	2002
Net loss	$(1,424,615)	$(1,105,902)
Other comprehensive income (loss):
Currency translation adjustment	685,927	(47,958)

Total comprehensive loss	$(738,688)	$(1,153,860)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE I – TRANSACTIONS WITH PARENT

Viragen, our parent company, provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. The amount of expenses allocated by Viragen totaled approximately $885,000, $319,000, and $184,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The increase in the amount of expenses allocated to Viragen International during fiscal year 2003 is attributed to an increase in time spent by Viragen employees on our business matters as well as increases in certain administrative expenses including insurance costs and rent. For the three months ended September 30, 2003, expenses allocated by Viragen totaled approximately $224,000 compared to $239,000 for the three months ended September 30, 2002.

In January, February, April, May, and June 2003, Viragen International, its subsidiaries and all wholly-owned subsidiaries of Viragen executed guarantee and security agreements collateralizing a series of convertible debentures issued by Viragen totaling approximately $11.8 million. The guarantee and security agreements cover all assets, including tangible and intangible assets not otherwise pledged, of Viragen and its subsidiaries, including Viragen International. As of November 7, 2003, $1.3 million of the debentures remain outstanding, which represents the maximum amount of potential payment under these guarantee and security agreements. This guarantee is in effect until Viragen satisfies the outstanding debentures either by payment of the outstanding obligation or through the issuance of shares of Viragen common stock upon conversion of the debentures. Viragen International would be obligated to perform on this guarantee if Viragen were to default on the debentures.

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

Our business, results of operations and financial condition could be adversely affected by a number of risks and uncertainties, including the following:

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired business. During the fourth quarter of fiscal 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from product sales when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

•	Litigation and other contingencies. We monitor the status of our litigation and other contingencies for purposes of loss accrual. If we believed a loss to be probable and reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies, we would establish an appropriate accrual. We would base our accruals on information available at the time of such determination. Information may become available to us after that time, for which additional accruals may be required.

Liquidity and Capital Resources

We are currently dependent upon revenue generated from the sale of our natural human alpha interferon product and advances by Viragen, Inc., our parent company, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has agreed to provide us with the working capital necessary to fund our operations through June 30, 2004. Viragen will be required to raise additional funds to support our operations subsequent to June 30, 2004. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen.

For the three months ended September 30, 2003, our funding consisted of revenue generated from the sale of our natural interferon product totaling approximately $52,000 and advances from our parent company totaling approximately $3,546,000. At September 30, 2003, working capital totaled approximately $3,305,000, an increase of approximately $2,348,000 when compared to working capital of approximately $957,000 as of June 30, 2003. This increase in working capital is primarily attributed to advances from our parent company totaling approximately $3,546,000, which was offset by the use of cash to fund operations totaling approximately $2,354,000, as well as capital expenditures totaling approximately $44,000.

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

Manufacturing of our natural human alpha interferon at our leased facility in Umea, Sweden, has been suspended since March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility which is also located in Umea, Sweden. The need for the renovation of our owned facility has been discussed with the Swedish Medical Product Authority (MPA) and it has been agreed that this is a mandatory requirement. We remain in communication with the MPA on the final design of this facility and on the implementation of production activities. Renovation of this facility commenced in 2003 and is in line with our plan to expand our productive capacity of our natural human alpha interferon. The estimated total cost of this initial phase is $1.2 million and it is scheduled to be completed during 2004. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period which routine production is planned to be suspended. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional $10 million.

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

Results of Operations

Product sales and cost of sales

For the three months ended September 30, 2003, product sales totaled approximately $52,000 compared to product sales of approximately $345,000 for the three months ended September 30, 2002. The decrease in product sales of approximately $293,000 for the three months ended September 30, 2003 is primarily attributed to the absence of sales of bulk product to Alfa Wasserman under a contractual arrangement which has expired. For the three months ended September 30, 2002, bulk product sales totaled approximately $267,000 or approximately 77% of total product sales. Product sales for the three months ended September 30, 2003 consisted solely of sales of our purified natural human alpha interferon product and we expect to continue selling only purified natural human alpha interferon in the future.

Cost of sales and excess/idle production costs totaled approximately $369,000 for the three months ended September 30, 2003. The increase in cost of sales and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility also located in Umea, Sweden, which is currently being outfitted.

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended September 30, 2003 totaled approximately $312,000, an increase of approximately $81,000 when compared to the three months ended September 30, 2002. This increase was primarily attributed to costs incurred in the development of potential commercial applications of our natural human alpha interferon product totaling approximately $77,000 related to laboratory supplies, personnel related expenses and repairs and maintenance.

We will continue incurring research and development costs for additional clinical trial projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product and related technologies. The amount of research and development costs for fiscal 2004 is expected to be consistent with the amount incurred in fiscal 2003. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, lease expenses, utilities, insurance, legal, accounting, consulting fees, depreciation and amortization. Selling, general and administrative expenses totaled approximately $847,000 for the three months ended September 30, 2003 compared to approximately $849,000 for the three months ended September 30, 2002. For the three months ended September 30, 2003 selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $224,000 compared to $227,000 for the three months ended September 30, 2002.

Our successful commercialization of Multiferon will require additional marketing and promotional activities which is dependent upon Viragen’s continued funding of our operations or our ability to independently raise significant additional investment capital.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the three months ended September 30, 2003, amortization of intangible assets totaled approximately $37,000 compared to approximately $57,000 during the three months ended September 30, 2002. This decrease is attributed to a reduction in amortization as a result of the customer contract being fully amortized as of December 2002.

Interest and Other Income

The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from government agencies in Scotland, sublease income on certain office space in our facility in Scotland, gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish Subsidiary. Interest and other income totaled approximately $118,000 for the three months ended September 30, 2003, representing an increase of approximately $82,000 when compared to the three months ended September 30, 2002. This increase is attributed to income generated from research and development support services provided by our Swedish subsidiary totaling approximately $83,000 during the three months ended September 30, 2003.

Interest Expense

Interest expense for the three months ended September 30, 2003 and September 30, 2002 totaling approximately $39,000 and $50,000, respectively, primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5.25% to 10.60%. We expect our interest expense to remain at current levels on our debt obligations.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three months ended September 30, 2003 and September 30, 2002, income tax benefit totaled approximately $11,000 and $19,000, respectively. Income tax benefit for these periods is primarily related to the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $533,000 as of September 30, 2003, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

Based on our accumulated losses, a full valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2003, we had a net operating loss carryforward of approximately $4.7 million for U.S. federal income tax purposes.

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective after the beginning of the first fiscal period after June 15, 2003. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

During the three months ended September 30, 2003, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of September 30, 2003, the U.S. dollar has lost approximately 1.02% and 4.44% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2003. The weakening of the U.S. dollar has resulted in greater revenues, operating expenses, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which have not participated in the adoption of the Euro as of September 30, 2003.

Item 4.	Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Viragen and its consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

In October 2003, Gerald Smith resigned as director of Viragen International.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viragen International, Inc.

By:	/s/ DENNIS W. HEALEY

Dennis W. Healey Executive Vice President and Principal Financial Officer

By:	/s/ NICHOLAS M. BURKE

Nicholas M. Burke Controller and Principal Accounting Officer

Date: November 10, 2003

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002