Form 10-Q
period 2003-12-31
VIRAGEN INTERNATIONAL INC
filed 2004-02-10
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2003

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

Yes ☒ No ☐

As of February 9, 2004, there were 68,113,764 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Product sales	$60,041	$126,592	$111,647	$471,477
Costs and expenses
Cost of sales	532,023	103,784	901,030	421,957
Research and development	341,027	235,450	653,296	467,050
Selling, general and administrative	939,388	890,359	1,786,172	1,718,125
Amortization of intangible assets	38,814	58,108	76,227	115,125
Interest and other income	(138,341)	(75,205)	(255,966)	(89,307)
Interest expense	44,945	48,819	84,275	98,538

Loss before income taxes	(1,697,815)	(1,134,723)	(3,133,387)	(2,260,011)
Income tax benefit	10,957	19,386	21,914	38,772

Net loss	$(1,686,858)	$(1,115,337)	$(3,111,473)	$(2,221,239)

Loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average common shares – basic and diluted	68,113,764	46,540,427	68,113,764	46,516,083

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$319,964	$264,224
Accounts receivable	74,867	105,334
Inventories	3,665,239	3,311,583
Prepaid expenses	126,211	173,254
Other current assets	197,907	61,184

Total current assets	4,384,188	3,915,579
Property, plant and equipment
Land, building and improvements	3,263,769	3,143,965
Equipment and furniture	4,736,750	4,625,543
Construction in progress	1,383,830	551,493

	9,384,349	8,321,001
Less accumulated depreciation	(3,122,476)	(2,708,844)

	6,261,873	5,612,157
Goodwill	10,731,744	9,678,302
Developed technology, net	1,989,109	1,869,122

	$23,366,914	$21,075,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$870,058	$1,300,919
Accrued expenses and other liabilities	398,727	598,157
Line of credit	842,391	999,192
Current portion of long-term debt	129,161	60,421

Total current liabilities	2,240,337	2,958,689
Long-term debt, less current portion	1,228,755	1,124,335
Advances from parent	7,999,992	3,680,530
Deferred income tax liability	522,282	544,196
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; 68,113,764 shares issued and outstanding at December 31, 2003 and June 30, 2003	681,138	681,138
Additional paid-in capital	45,537,903	45,537,903
Accumulated deficit	(39,062,724)	(35,951,251)
Accumulated other comprehensive income	4,219,231	2,499,620

Total stockholders’ equity	11,375,548	12,767,410

	$23,366,914	$21,075,160

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(3,111,473)	$(2,221,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	374,103	354,055
Amortization of intangible assets	76,227	115,125
Loss on sale of property, plant, and equipment	19,794	8,578
Deferred income tax benefit	(21,914)	(38,772)
Increase (decrease) relating to operating activities from:
Accounts receivable	30,467	286,882
Inventories	(353,656)	(972,491)
Prepaid expenses and other current assets	(89,680)	748,914
Accounts payable and accrued expenses	(630,291)	603,441

Net cash used in operating activities	(3,706,423)	(1,115,507)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(754,295)	(314,437)

Net cash used in investing activities	(754,295)	(314,437)

FINANCING ACTIVITIES
Advances from parent	4,319,462	1,275,652
Net (payment) borrowing on line of credit	(247,008)	87,664
Net borrowing (payment) on long-term debt	43,205	(27,391)

Net cash provided by financing activities	4,115,659	1,335,925
Effect of exchange rate fluctuations on cash	400,799	40,167

Increase (decrease) in cash and cash equivalents	55,740	(53,852)
Cash and cash equivalents at beginning of period	264,224	77,405

Cash and cash equivalents at end of period	$319,964	$23,553

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION

We are engaged in the research, development, manufacture, and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of Multiferon™ from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, and it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases like hepatitis, some types of cancer, multiple sclerosis, and severe acute respiratory syndrome (SARS).

We are a majority owned subsidiary of Viragen, Inc. (Viragen). As of December 31, 2003, Viragen owned 54,262,745 shares of our common stock representing approximately 79.7% of our 68,113,764 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB, a company located in Umeå, Sweden and Viragen (Scotland) Limited, a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities.

The accompanying interim consolidated condensed financial statements include Viragen International, Inc. and all of its subsidiaries, including those operating outside the United States of America. All significant transactions among our businesses have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission.

The accompanying interim consolidated condensed financial statements for Viragen International have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. Certain amounts in prior periods’ consolidated condensed financial statements have been reclassified to conform to the current periods’ presentation. The reclassifications had no effect on previously reported results of operations. The accompanying interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2003.

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

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

During the three and six months ended December 31, 2003 we incurred losses of approximately $1,687,000 and $3,111,000, respectively. During the years ended June 30, 2003, 2002 and 2001, we incurred losses of approximately $5,165,000, $5,591,000, and $7,915,000, respectively. We have an accumulated deficit of approximately $39,063,000 as of December 31, 2003. Management anticipates additional future losses as it commercializes its natural human alpha interferon product and conducts additional research activities and clinical trials to obtain additional regulatory approvals. We had cash and cash equivalents of approximately $320,000 and working capital of approximately $2,144,000 at December 31, 2003. We will require substantial additional funding to support our operations. Historically, Viragen, our parent company, has provided us with the working capital necessary to fund operations. Viragen has agreed to provide us with the working capital necessary to fund our operations through December 31, 2004. Viragen will be required to raise additional funds to support our operations subsequent to December 31, 2004. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen.

NOTE B – STOCK BASED COMPENSATION

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss as reported	$(1,686,858)	$(1,115,337)	$(3,111,473)	$(2,221,239)
Stock based compensation determined under the fair value method	(1,740)	(7,901)	(8,363)	(22,219)

Pro forma net loss	$(1,688,598)	$(1,123,238)	$(3,119,836)	$(2,243,458)

Loss per common share:
Basic and diluted – as reported	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Basic and diluted – pro forma	$(0.02)	$(0.02)	$(0.05)	$(0.05)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE C – ACQUISITION

On September 28, 2001, we acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed, and is now marketed as Multiferon.

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

If and as each of these milestones is met, the additional shares of Viragen International will be issued.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill reported in our balance sheets as of December 31, 2003 and June 30, 2003 arose from our acquisition of ViraNative on September 28, 2001 and the subsequent attainment of certain milestones by ViraNative in January 2002 as discussed in Note C. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $3,144,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2003:

Balance as of June 30, 2003	$9,678,302
Foreign exchange adjustment	1,053,442

Balance as of December 31, 2003	$10,731,744

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, this goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. During the fourth quarter of our fiscal year ended June 30, 2003, we completed the annual impairment review of our goodwill with the assistance of an independent valuation firm. Based on the results of the review, we determined that no impairment of this asset existed as of April 1, 2003. As of December 31, 2003, we are not aware of any items or events that would cause us to adjust the recorded value of our goodwill for impairment. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of the shares of our common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology intangible asset reported in our balance sheets as of December 31, 2003 and June 30, 2003 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of December 31, 2003 and June 30, 2003 is as follows:

	December 31, 2003	June 30, 2003
Developed technology, gross	$2,364,675	$2,132,555
Accumulated amortization	(375,566)	(263,433)

Developed technology, net	$1,989,109	$1,869,122

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $715,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

The estimated aggregate amortization expense for the fiscal year ending June 30, 2004 and the four succeeding fiscal years is as follows:

2004	$154,000
2005	155,000
2006	155,000
2007	155,000
2008	155,000

Our intangible assets were pledged as collateral in connection with a series of convertible debentures issued by Viragen, Inc., our parent company. These debentures were issued from January 2003 through June 2003 totaling approximately $11.8 million. As of December 31, 2003, there was no principal balance outstanding on these convertible debentures. Viragen, Inc., satisfied the obligation either by payment of the outstanding debentures or through the issuance of shares of Viragen common stock upon conversion of the debentures.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – INVENTORIES

Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon. Finished product and work in process costs consisting of materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Raw materials and supplies cost is determined on a first-in, first-out basis. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates.

Inventories consisted of the following at December 31, 2003 and June 30, 2003:

	December 31, 2003	June 30, 2003
Finished product	$1,197,315	$845,836
Work in process	2,268,402	2,307,499
Raw materials and supplies	199,522	158,248

Total inventories	$3,665,239	$3,311,583

Certain raw materials used in the manufacture of our natural human alpha interferon product are available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

NOTE F – DEBT

Line of Credit

Through our Swedish subsidiary, ViraNative, we may borrow up to approximately $1,160,000 under an overdraft facility with a bank in Sweden. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 7.4% at December 31, 2003. The facility renews annually and was renewed in December 2003. Outstanding borrowings under this agreement totaled approximately $842,000 and $999,000 as of December 31, 2003 and June 30, 2003, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

Long-term debt includes a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan was approximately $736,000 and $680,000 at December 31, 2003 and June 30, 2003, respectively. This loan carries a floating rate of interest which was approximately 5.25% at December 31, 2003. We are required to make quarterly payments of principal and interest of approximately $9,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building with a carrying value of approximately $925,000 as of December 31, 2003.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE F – DEBT – (Continued)

Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $31,000. The loan carries a floating rate of interest at the Stockholm Interbank Offered Rate (STIBOR) 90 plus 7%, which was approximately 9.90% as of December 31, 2003. This loan had an outstanding balance of approximately $622,000 and $505,000 at December 31, 2003 and June 30, 2003, respectively.

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

Royalties owed to Medicore based on our natural interferon sales from October 1, 2001 through June 30, 2003 are payable as follows: $30,000 by August 1, 2003; $30,000 by August 1, 2004; $30,000 by August 1, 2005. The payment of $30,000 due August 1, 2003 has been made. We will pay royalties to Medicore based on the sale of our natural human alpha interferon subsequent to June 30, 2003 on a quarterly basis in accordance with the terms of the amended agreement. For the three and six months ended December 31, 2003, royalties due under the agreement totaled approximately $2,900 and $5,500, respectively.

NOTE H – COMPREHENSIVE LOSS

Comprehensive loss is comprised of our net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income is composed of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss	$(1,686,858)	$(1,115,337)	$(3,111,473)	$(2,221,239)
Other comprehensive income:
Currency translation adjustment	1,033,684	769,550	1,719,611	721,592

Comprehensive loss	$(653,174)	$(345,787)	$(1,391,862)	$(1,499,647)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE I – TRANSACTIONS WITH PARENT

Viragen, our parent company, provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three and six months ended December 31, 2003, expenses allocated by Viragen totaled approximately $223,000 and $447,000, respectively, compared to approximately $232,000 and $472,000 for the three and six months ended December 31, 2002, respectively.

In January, February, April, May, and June 2003, Viragen International, its subsidiaries and all wholly-owned subsidiaries of Viragen executed guarantee and security agreements collateralizing a series of convertible debentures issued by Viragen totaling approximately $11.8 million. The guarantee and security agreements covered all assets, including tangible and intangible assets not otherwise pledged, of Viragen and its subsidiaries, including Viragen International. As of December 31, 2003, there was no principal balance outstanding on these convertible debentures. Viragen, Inc., satisfied the obligation either by payment of the outstanding debentures or through the issuance of shares of Viragen common stock upon conversion of the debentures.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (FIN No. 46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our consolidated financial position, results of operations or cash flows.

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

(Unaudited)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-75998) filed on November 22, 2002 with the Securities and Exchange Commission pursuant to Rule 424 (b) (3) of the Securities Act of 1933. You should read them. You should also read the risk factors listed from time to time in our reports on Forms 10-Q or 10-K and registration statements and amendments, if any. We will provide you with a copy of any or all of these documents at no charge.

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

Recent Developments

In February 2004, Viragen filed a patent application with the British Patent Office covering the use of natural, multi-subtype alpha interferon for human treatment and prevention of avian influenza virus, commonly known as avian flu.

Avian influenza is an infectious viral disease of birds caused by type A influenza strain. The type A influenza group of viruses have certain characteristics that make them of particular concern to the human population. They have a tendency to undergo mutation, resulting in new variants for which no vaccine is available. In addition, such viruses have the potential to combine with viruses from other species, leading to pandemics due to the resulting difficulties in developing effective treatments or preventive measures.

While no studies are currently planned or ongoing, we believe that Multiferon is a prime candidate for evaluation in avian influenza studies. We are contacting those international research organizations which are conducting studies in this area and offering samples of our product for in vitro and human evaluations.

In November 2003, we entered into an agreement with Pentafarma S.A. (Pentafarma) to distribute our natural human alpha interferon, Multiferon™, exclusively in Chile. Headquartered in Santiago, Pentafarma is a specialized leader for the distribution of healthcare products related to dialysis and nephrology and is a wholly-owned subsidiary of Fresenius Medical Care, the world’s largest, integrated provider of products and services for chronic kidney failure. Pentafarma believes that Multiferon may offer benefits to a growing segment of its dialysis patients and intends to initially evaluate the use of Multiferon in dialysis patients diagnosed with chronic hepatitis C. The agreement provides that Pentafarma shall take all measures necessary to achieve regulatory approval for Multiferon in Chile.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Our inventories are stated at the lower of cost or market (estimated net realizable value). Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2003, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of the shares of our common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources

We are currently dependent upon revenue generated from the sale of our natural human alpha interferon product and advances by Viragen, Inc., our parent company, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has agreed to provide us with the working capital necessary to fund our operations through December 31, 2004. Viragen will be required to raise additional funds to support our operations subsequent to December 31, 2004. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen.

For the six months ended December 31, 2003, our funding consisted of revenue generated from the sale of our natural human alpha interferon product totaling approximately $112,000 and advances from our parent company totaling approximately $4,319,000. At December 31, 2003, cash on hand totaled approximately $320,000 and working capital totaled approximately $2,144,000, an increase of approximately $1,187,000 when compared to working capital of approximately $957,000 as of June 30, 2003. Cash used to fund operations during the six months ended December 31, 2003 totaled approximately $3,706,000, which included the reduction in our accounts payable and other accrued expenses balance by approximately $630,000 since June 30, 2003. During the six months ended December 31, 2003 we also had capital expenditures totaling approximately $775,000, primarily for the build-out of our production facility in Sweden.

Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product; progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For fiscal 2004, we anticipate the need of approximately $7.0 million for operating activities, $1.5 million for investing activities and $0.2 million to service our financing obligations.

Manufacturing of our natural human alpha interferon at our leased facility in Umea, Sweden, has been suspended since March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility which is also located in Umea, Sweden, which is in the process of being renovated. Renovation of this facility commenced in 2003 and is in line with our plan to expand our productive capacity of our natural human alpha interferon. The estimated total cost of this initial phase is $1.2 million and it is scheduled to be completed during 2004. As of December 31, 2003, we have invested approximately $775,000 on the renovation of this facility and the project is proceeding according to plan. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period in which routine production is planned to be suspended. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional $10 million.

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

Results of Operations

Product sales and cost of sales

For the three months ended December 31, 2003, product sales totaled approximately $60,000 compared to product sales of approximately $127,000 for the quarter ended December 31, 2002. For the six months ended December 31, 2003, product sales totaled approximately $112,000 compared to approximately $472,000 for the six months ended December 31, 2002. The decreases in product sales of approximately $67,000 and $360,000 for the three and six months ended December 31, 2003, respectively, are primarily attributed to the absence of sales to Alfa Wasserman under a contractual arrangement which expired in December 2002. For the three and six months ended December 31, 2002, sales to Alfa Wasserman totaled approximately $56,000 and $378,000, respectively.

During 2002 and 2003, we entered into several agreements for the distribution of our natural human alpha interferon, Multiferon, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which are yet to be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon is a critical care product that is typically administered in a hospital setting. Therefore, in certain instances, it must be part of a hospital’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

There are other challenges associated with international marketing activities including: language and cultural barriers, poorly organized regulatory infrastructure and/ or compliance, performance of assigned distributors, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales

Cost of sales and excess/idle production costs totaled approximately $532,000 and $901,000 for the three and six months ended December 31, 2003, respectively. The increases in cost of sales of approximately $428,000 and $479,000 for the three and six months ended December 31, 2003, respectively, and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility also located in Umea, Sweden, which is currently being renovated. We will continue to incur excess/idle production costs until we resume production at normal operating levels that absorb our fixed production costs.

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended December 31, 2003 totaled approximately $341,000, an increase of approximately $106,000 when compared to the three months ended December 31, 2002. For the six months ended December 31, 2003, research and development costs totaled approximately $653,000, an increase of approximately $186,000 when compared to the six months ended December 31, 2002. These increases in research and development costs were primarily attributed to costs incurred in the development of potential commercial applications of our natural human alpha interferon product at our Scottish facility totaling approximately $66,000 and $147,000 for the three and six month ended December 31, 2003, respectively. These costs were mainly related to laboratory supplies, personnel related expenses and repairs and maintenance.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. Selling, general and administrative expenses totaled approximately $939,000 for the three months ended December 31, 2003 compared to approximately $890,000 for the three months ended December 31, 2002, representing an increase of approximately $49,000 or 6%. For the three months ended December 31, 2003 selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $223,000 compared to approximately $232,000 for the three months ended December 31, 2002.

For the six months ended December 31, 2003, selling, general and administrative expenses totaled approximately $1,786,000, an increase of approximately $68,000 or 4%, when compared to the six months ended December 31, 2002. For the six months ended December 31, 2003 selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $447,000 compared to approximately $472,000 for the six months ended December 31, 2002.

Our successful commercialization of Multiferon will require additional marketing and promotional activities which is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the three and six months ended December 31, 2003, amortization of intangible assets totaled approximately $39,000 and $76,000, respectively, compared to approximately $58,000 and $115,000 during the three and six acquired months ended December 31, 2002. These decreases of approximately $19,000 and $39,000 in the amortization of intangible assets for the three and six months ended December 31, 2003, are a result of the acquired customer contract being fully amortized as of December 2002.

Interest and Other Income

The primary components of interest and other income are interest earned on cash and cash equivalents, sublease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish Subsidiary. Interest and other income for the three and six months ended December 31, 2003, totaled approximately $138,000 and $256,000, respectively. Interest and other income increased approximately $63,000 and $167,000 when compared to the three and six months ended December 31, 2002, respectively. These increases are mainly attributed to increases in income generated from research and development support services provided by our Swedish subsidiary totaling approximately $25,000 and $124,000 for the three and six month ended December 31, 2003. Also contributing to the increases in interest and other income were increases in sublease income at our Scottish facility totaling approximately $16,000 and $20,000 for the three and six months ended December 31, 2003, respectively.

Interest Expense

Interest expense for the three and six months ended December 31, 2003 totaled approximately $45,000 and $84,000, respectively, compared to interest expense totaling approximately $49,000 and $99,000 for three and six months ended December 31, 2002, respectively. This interest expense primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5.25% to 9.90%.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the six months ended December 31, 2003 and December 31, 2002, income tax benefit totaled approximately $22,000 and $39,000, respectively. Income tax benefit for these periods is primarily related to the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred tax liability of approximately $522,000 as of December 31, 2003, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

Based on our accumulated losses, a full valuation allowance is provided to reduce deferred tax assets to the amount that will more likely than not be realized.

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (FIN No. 46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our consolidated financial position, results of operations or cash flows.

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

During the six months ended December 31, 2003, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of December 31, 2003, the U.S. dollar has lost approximately 7.77% and 10.88% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2003. The weakening of the U.S. dollar has resulted in greater revenues, operating expenses, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which have not participated in the adoption of the Euro as of December 31, 2003.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Viragen International and its consolidated subsidiaries is made known to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

In October 2003, Gerald Smith resigned as a director of Viragen International.

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

Date: February 6, 2004

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