Form 10-K
period 2004-06-30
VIRAGEN INTERNATIONAL INC
filed 2004-09-13
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 7, 2004 was approximately $2,500,000.

As of September 7, 2004, there were 73,669,320 shares of the issuer’s common stock outstanding, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

Risk Factors included in our Prospectus (File No. 333-75998) pursuant to rule 424 (b)(3), filed on November 22, 2002, incorporated by reference into Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended June 30, 2004

PART I

Item 1. Business

Introduction

Viragen International, Inc. (which may be referred to as we, us or our) is a Delaware corporation. We are a majority-owned subsidiary of Viragen, Inc. (AMEX symbol “VRA”). Our executive offices are located at 865 S.W. 78th Avenue, Suite 100, Plantation, Florida 33324, and our telephone number there is (954) 233-8377. We operate extensively through our foreign wholly-owned subsidiaries, ViraNative AB (“ViraNative”), a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd. (“Viragen (Scotland)”), a Scottish company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities.

We are a biopharmaceutical company engaged in the research, development, manufacture and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of MultiferonTM from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases such as hepatitis.

You can learn more about us by visiting our web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual report on Form 10-K, quarterly reports on Form 10-Q, statements of beneficial ownership on Forms 3, 4 and 5, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. Our website also includes copies of our press releases. All these filings and press releases are available through our website free of charge. Our SEC filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC. The address of that site is www.sec.gov. Our stock trades on the OTC Bulletin Board under the symbol “VGNI.OB”.

Recent Developments

In July 2004, we were granted a patent (#6,743,624) from the United States Patent & Trademark Office for a process relating to the manufacture of Multiferon, our natural human alpha interferon drug derived from human white blood cells. The issued patent titled, “Process For Continuous Purification And Concentration Of Leukocytes From Blood”, relates to a novel process used to concentrate leukocytes (human white blood cells) during the production of Multiferon, which results in an enhanced yield of interferon from the cell preparation. This patent expires in March 2019.

In March 2004, we filed a patent application in the United States covering the use of our natural human alpha interferon for the treatment and prevention of severe acute respiratory syndrome (SARS). This represents our third patent application related to the SARS indication.

In February 2004, Viragen filed a patent application with the British Patent Office covering the use of natural, multi-subtype alpha interferon for human treatment and prevention of avian influenza virus, commonly known as avian flu. Avian influenza is an infectious viral disease of birds caused by type A influenza strain. The type A influenza group of viruses has certain characteristics that make them of particular concern to the human population. They have a tendency to undergo mutation, resulting in new variants for which no vaccine is available. In addition, such viruses have the potential to combine with viruses from other species, leading to pandemics due to the resulting difficulties in developing effective treatments or preventative measures. We believe that Multiferon is a prime candidate for evaluation in avian influenza. We are providing samples of our product for in vitro studies in this area.

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

Operations

On September 28, 2001, we acquired all of the outstanding shares of BioNative AB, a privately-held biotechnology company located in Umeå, Sweden. BioNative manufactured a natural human alpha interferon product called Interferon Alfanative®. Subsequent to the acquisition, BioNative was renamed ViraNative and Interferon Alfanative was further developed and renamed Multiferon. Multiferon is approved in Sweden and Mexico for the treatment of all diseases for which recombinant interferon therapy failed or the patient was unable to tolerate the regimen. The product is also approved for sale for the treatment of chronic myelogenous leukemia and hairy cell leukemia in the Czech Republic, Egypt, Hong Kong, Indonesia, Myanmar, South Africa and Thailand. Our natural human alpha interferon is not approved for sale in the United States or other European Union countries. We have not sought the approval of Multiferon from the United States Food and Drug Administration or its European Union counterparts, except Sweden.

We have entered into several agreements for the distribution of Multiferon in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which are yet to be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon is a critical care product that is typically administered in a hospital setting. Therefore, in certain instances, it must be part of a hospital’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

There are other challenges associated with international marketing activities including: language and cultural barriers, poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It will take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

During our first fiscal quarter of 2002, we suspended our clinical trials of OmniferonTM, our previous generation human leukocyte interferon. Omniferon was a leukocyte-derived natural human alpha interferon that we were progressing in Clinical Trials in Europe for the treatment of hepatitis C. While Omniferon’s clinical trials were ongoing, we acquired ViraNative, which manufactured and marketed Interferon Alfanative, also a natural human alpha interferon product. Interferon Alfanative had undergone clinical trials, was further along in the regulatory process and had secured limited approvals in certain countries. In light of the foregoing, we determined that our goal to commercialize a natural human interferon could be more quickly achieved by combining the best elements of both natural interferon programs which resulted in Multiferon. Accordingly, our Omniferon program was terminated and we focused our attention on the commercialization of Multiferon.

We will require significant additional financing to continue conducting and complete additional clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals of any product. We are currently compiling additional data from a completed clinical trial for melanoma conducted in Germany. We are also in the process of initiating clinical trial activities in Greece, South America and Germany. Even if we are able to secure necessary funding, clinical testing toward European Union and/or U.S. Food and Drug Administration approval is an expensive and complex process that is expected to take many years to complete, with no assurance that regulatory approvals for new therapies or new countries will eventually be obtained.

Distribution Agreements and Strategic Alliances

In November 2003, we entered into an agreement with Pentafarma S.A. (Pentafarma) to serve as our exclusive distributor of our natural human alpha interferon, Multiferon, exclusively in Chile. Headquartered in Santiago, Pentafarma is a specialized leader in the distribution of healthcare products related to dialysis and nephrology and is a wholly-owned subsidiary of Fresenius Medical Care, the world’s largest, integrated provider of products and services for chronic kidney failure. Pentafarma believes that Multiferon may offer benefits to a growing segment of its dialysis patients and intends to initially evaluate the use of Multiferon in dialysis patients diagnosed with chronic hepatitis C. The agreement provides that Pentafarma shall take the measures necessary to achieve regulatory approval for Multiferon in Chile

In May 2003, we entered into an exclusive distribution agreement with Arriani Pharmaceuticals S.A. to distribute Multiferon in Greece and designated Balkan countries. The agreement provides that Arriani Pharmaceuticals, headquartered in Athens, Greece, shall take the measures necessary to achieve regulatory approvals for Multiferon in Greece, Cyprus and Slovenia following our receipt of the Mutual Recognition Procedure (MRP) approval in the European Union (EU), as well as to obtain and maintain the appropriate regulatory approvals in Bulgaria and Croatia. We have not yet commenced the MRP registration process. As a result, we are not realizing any financial benefit from this agreement at this time. MRP approval for Cyprus and Slovenia is subject to their pending acceptance into the EU. A clinical program with Multiferon is expected to begin in Greece by the end of 2004. This will be a Phase-IV clinical trial.

In May 2003, we entered into a distribution agreement with CJ Pharma, the U.S. Pharmaceutical Division of CJ Corporation, and their CJ Hong Kong Ltd. subsidiary, as exclusive distributors of our natural human alpha interferon in Hong Kong. Our natural human alpha interferon is currently approved in Hong Kong as a second-line therapy for the treatment of patients with hairy cell leukemia or chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. In June 2003, CJ Hong Kong initiated an update of the registration in that country to include the expanded indication for any and all patients showing an initial response to recombinant interferon therapy followed by failure. In April 2004, we terminated this distribution agreement. We are currently in the process of identifying potential partners to license, market, sell and distribute Multiferon in Hong Kong.

In March 2003, the South African regulatory authorities approved an application filed by Viragen’s distribution partner in that country, Key Oncologics Ltd. Viragen has granted Key Oncologics the exclusive rights to distribute our natural human alpha interferon in South Africa and an initial product order has been delivered. The South African regulatory approval allows for the treatment of patients with hairy cell leukemia and chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. Additional applications have been filed to broaden the product’s approved indications to include the treatment of certain viral and malignant diseases including hepatitis C and cancer. The South African market for alpha interferon products is extremely competitive and it is uncertain whether or not the current distribution relationship will be economically viable in the future.

In January 2003, we renewed and extended our agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement has a term of ten years and provides Laboratorios Pisa with the exclusive rights to distribute Multiferon in Mexico. In February 2004, Multiferon was launched in Mexico to target the treatments of hairy cell leukemia, chronic myelogenous leukemia, renal cell carcinoma and malignant melanoma. We expect to launch Multiferon in Mexico in September 2004 for the treatment of hepatitis B and C. In July 2004, Laboratorios Pisa made organizational changes in order to allocate more resources for the marketing and selling of Multiferon in that territory. We are working with Laboratorios Pisa on the design of clinical studies in patients with hepatitis C and chronic myelogenous leukemia in Mexico.

In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon in that country. The initial term of the distribution agreement is five years, with an initial three year renewal term, and two additional three year renewal terms, unless six months’ written notice of termination is provided by either party prior to the end of the initial term or a renewal term. During the initial five-year term, Harvester has agreed to purchase a minimum of $4 million worth of product. Under this agreement, Harvester is responsible for obtaining all regulatory approvals for the sale of Multiferon in Taiwan. In connection with the regulatory approval process, Harvester is required, at its expense, to initiate a local bridging clinical trial of Multiferon which, if successful, will be used to support licensure. The bridging clinical trial will be initiated when the Taiwanese regulatory authorities review the initial documentation submitted by Harvester in March 2003. The trial is planned to be conducted according to our standard protocol with 40 patients suffering from Hepatitis C who have failed previous recombinant interferon therapies. In the meantime, a pre-license sales program commenced in February 2003. In Taiwan, we have treated five hepatitis C patients with Multiferon who had failed recombinant interferon therapy in Taiwan. Four of the patients responded well to Multiferon treatment, while one patient withdrew from therapy due to issues unrelated to Multiferon.

In September 2002, we entered into an exclusive agreement with Drogsan Healthcare Ltd. to exclusively distribute Multiferon in Turkey following the notification from MetDem, our prior distributor, of their intent to exit the healthcare market. Drogsan Healthcare is a leading pharmaceutical company in Turkey, with experience in the distribution of pharmaceutical products. Regulatory documentations to start the registration approval process have been provided to Drogsan Healthcare and the agreement provides that Drogsan will obtain and maintain the appropriate regulatory approval in Turkey, including responsibility for all associated costs. Marketing authorization is expected to be achieved at the end of 2004.

In April 2002, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for a number of middle-eastern countries. This agreement supersedes the original agreement signed with AGC in November 1998. In 2003, this agreement was further modified to limit the exclusive territories to only Pakistan. The agreement provides for the purchase and distribution of Multiferon upon regulatory approval. Regulatory documentation has been provided to AGC and has been filed with the Ministry of Health of Pakistan. AGC has notified us that the meeting of the Registration Committee of the Ministry of Health in Pakistan will occur sometime during the remainder of calendar 2004. If this review is successful, the Registration Committee would grant final approval for AGC to initiate marketing of Multiferon in Pakistan.

Under the AGC agreement, AGC is responsible for clinical and regulatory costs to obtain approvals for commercialization of the product. AGC is also responsible for all subsequent sales, marketing and distribution activities. AGC is required to build, own and operate, at their expense, a pharmaceutical distribution facility in Pakistan. AGC has informed us that they initially intend to focus on distribution for the treatment of hepatitis B and C. These diseases are at epidemic proportions in Pakistan. We have no assurances that the Registration Committee will meet or approve the marketing of Multiferon. As a result, we have no assurances that AGC will be able to perform its obligations under the agreement.

We are considering proposals from other potential business partners for the development, marketing, sale and distribution of Multiferon in other territories around the world.

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

Hoffmann-La Roche, Inc., which produces Roferon® and Pegasys®, and Schering-Plough Corporation, which produces Intron A® and Peg-Intron®, continue to actively market their products for a wide range of indications and promote the therapeutic benefits of their synthetic interferon products. In 1993, Schering AG Germany, through its U.S. owned Berlex Laboratories, received U.S. Food and Drug Administration approval of BetaSeronTM, its recombinant beta interferon, for the treatment of relapsing/remitting multiple sclerosis. In 1996, Biogen, Inc. received U.S. Food and Drug Administration approval for Avonex®, its recombinant beta interferon, for relapsing/remitting multiple sclerosis. In 1997, Teva Pharmaceuticals received U.S. Food and Drug Administration approval of its peptide chemical compound, Copaxone®, for relapsing/remitting multiple sclerosis. Infergen®, which is licensed by InterMune from Amgen, is approved by the U.S. Food and Drug Administration for the treatment of hepatitis C.

The current worldwide market for interferon, which is dominated by the recombinant interferons, is estimated to be in excess of $3 billion. Pegylated versions of the drug have been produced to offer patients the convenience of a weekly dosage, instead of three times a week, thus improving convenience of administration. Pegylation is a process which helps prevent the interferon from being destroyed by the immune system. As a result, the interferon lasts longer in the body.

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

There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a natural multi-subtype human leukocyte-derived alpha interferon. This is produced by incubated human white blood cells, induced by a virus that is not normally pathogenic in humans, to produce natural interferon as a normal mechanism of defense. Natural interferon is then purified to produce a highly concentrated product for clinical use. The second type of interferon is recombinant or synthetic interferon (typically alpha or beta). This is a genetically engineered interferon. Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

Approximately 90% of the interferon market is dominated by recombinant products. This is mainly due to the high cost and complexity of producing natural interferon, as well as the marketing expertise of those companies that offer these products. We believe that production methods we have developed, as well as enhanced methods currently under development, will continue to reduce our costs of production and, ultimately, the market price of natural human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the level of manufacturing proficiency and product improvement hoped for.

We believe that there may be certain advantages to the natural interferon products, especially in terms of tolerability and efficacy. Clinical studies and anecdotal evidence indicates that there may be therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies could reduce the effectiveness of the treatment or may cause adverse side effects and treatment failure. Published clinical literature suggests that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than those caused by a recombinant or synthetic interferon. In addition, some patients who are non-responsive or have experienced adverse side effects to recombinant interferon have shown a response when treated by natural interferon.

Applications of Interferon

Interferon is a naturally occurring protein which serves to enhance the body’s immune response to viral infections. It has been clinically proven that interferons can arrest the progress of many viral based infections, reducing adverse symptoms and disease related complications. In addition, it is believed that the multi-subtype nature of natural interferons may provide advantages over single subtype recombinant forms.

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

Synthetic interferon has proven to be effective in the treatment of some cases of hepatitis C. Based on clinical experience in Sweden, our natural interferon product has also proven effective in the treatment of hepatitis C. However, prior to approval by the U.S. Food and Drug Administration, extensive additional clinical trials costing many million dollars will be required. These studies could take several years to complete.

Following our acquisition of ViraNative in September 2001, we terminated our clinical trials in the EU for hepatitis C with our Omniferon product. This decision reflected our intention to focus our scientific and financial resources on our Multiferon product. Local Phase III/IV clinical trials are expected to be required to register the drug in various foreign countries. The costs of these clinical studies are expected to be underwritten by the local exclusive distributors with whom we contract.

It is not likely that we will be able to initiate clinical trials in hepatitis C in the United States or the EU without the financial assistance of a third party.

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

The preliminary results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The preliminary results suggest a survival benefit which is at least similar to that obtained with a high-dose recombinant interferon regimen. Two preliminary findings in the study suggest that adjuvant treatment chosen in this study will have a long-term beneficial effect on overall survival. First, the proportion of patients who were alive without distant metastases was significantly higher in the treated patients than in the untreated patients. Second, patients who had withdrawn from the observation group (and received other types of treatment) retrospectively were found to have had a higher mortality rate than those who had been subject to regular follow up. A major advantage of the type of adjuvant therapy used in this study is its relative lack of toxicity.

The final data collected from our melanoma study has been delivered to an independent contract research organization for statistical determinations. We anticipate receiving the final results in September 2004. If the evidence supports our preliminary findings, we intend to submit a registration filing with the Swedish regulatory authorities for this new indication. Subsequent to response from the Swedish regulatory authority, we will consider registration through the Mutual Recognition Procedure (MRP) for the EU. It is our intention to identify and negotiate one or more exclusive marketing and distribution agreements with third parties for the distribution of our product within the EU for the treatment of malignant melanoma

Chronic Myelogenous Leukemia

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

Multiferon is approved in a number of countries for chronic myelogenous leukemia. We have planned a new clinical trial in Mexico in support of our distributor Laboratorio Pisa, to facilitate marketing activities in that territory. We expect this clinical trial to begin by the end of 2004.

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

We are approved in Sweden to manufacture and distribute Multiferon for the treatment of patients with chronic myelogenous leukemia and hairy cell leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct new clinical trials in this indication.

Multiple Sclerosis

Multiple sclerosis (MS) is a chronic, often disabling disease of the central nervous system. This disease often attacks young adults. It is estimated that there are approximately 350,000 patients in the U.S. and a similar number in Europe.

Multiple sclerosis has been an important potential market for recombinant interferon beta preparations and this is a growing segment worldwide, valued at almost $2 billion in 2001. Natural interferon alpha has shown beneficial effects in the treatment of multiple sclerosis. Clinical studies have shown that neutralizing antibodies to interferon alpha and interferon beta are not cross reactive in MS patients, which means that Multiferon could be of therapeutic benefit to overcome relapse due to antibody formation in MS patients treated with a recombinant interferon beta preparation.

We have not submitted an application in the United States, European Union, or any other country for the treatment of multiple sclerosis utilizing Multiferon. Completion of clinical trials for multiple sclerosis, if commenced, is expected to take several years and require significant additional funding.

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

According to the World Health Organization, as of December 31, 2003, a cumulative total of 8,096 probable SARS cases with 774 deaths have been reported from 27 countries with the highest concentrations reported in China, Hong Kong and Taiwan. Currently, there is no effective treatment for SARS and global health agencies are seeking to evaluate potential treatment strategies.

In September 2003, we reported positive results from in vitro studies that evaluated the use of our natural human alpha interferon, Multiferon, for the treatment of SARS. These preliminary studies, conducted by researchers at the Genome Institute of Singapore (GIS), appear to confirm that the natural, human leukocyte-derived alpha interferon is a prime candidate for the treatment of SARS. The preliminary Viragen/GIS studies demonstrated a clear anti-viral response when Multiferon was added to SARS-infected cells. The effect on the infected cells was tested using standard methodology to determine the change in the Cytopathic Effect (the destruction of cells infected by a virus) and in the reduction of viral plaques (areas of cells destroyed by a virus). The results showed a clear reduction in the viral effects as the Multiferon concentration was increased.

At the current time we have no plans to conduct clinical trials in patients with SARS as the patient population is extremely limited. Clinical trials would require several years to complete and the costs associated are estimated at several million dollars.

Bio-Defense

We have provided samples of Multiferon internationally for evaluation for potential bio-defense applications. Studies are ongoing.

Project BioShield has been approved in the United States for the sole purpose of funding the development of products that may be used by the general population in the event of a terrorist attack, including the use of disease-causing agents, such as viruses. We are in the process of applying for a grant from Project BioShield to develop a novel product for these purposes. There can be no guarantee that such a grant will be approved or that funding will be obtained to permit continuation of studies to result in a commercializable product.

Research and Development

The entire process of research, development and the approval by any governmental regulatory agency including the European Union and/or U.S. Food Drug Administration of a new biopharmaceutical drug takes many years. It also requires substantial funding and clinical support.

We conducted a Phase II/III clinical trial in Germany with Interferon Alfanative for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 152 patients with malignant melanoma in 20 centers, who were randomized to receive either Interferon Alfanative with dacarbazine or no adjuvant therapy. The results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases relapse-free survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least similar to that obtained with a high-dose recombinant interferon regimen. In September 2003, a follow-up to all patients involved in this trial was initiated and it is expected to be completed by the end of 2004. Results from this follow-up are intended to further validate the results of the Phase II/III clinical trial. The final data collected from our melanoma study has been delivered to an independent contract research organization for statistical determinations. We anticipate receiving the final results in September 2004. If the evidence supports our preliminary findings, we intend to submit a registration filing with the Swedish regulatory authorities for this new indication.

A named-patient basis program with children suffering from hepatitis C is planned in Germany as soon as all approvals are in place. The objective of this program is to evaluate the efficacy and safety of Multiferon in the treatment of children with hepatitis C.

We have a number of ongoing process development activities geared towards optimizing the efficiency and cost-effectiveness of our natural interferon manufacturing process. These include investigations into alternative sources of the raw material from which the product is manufactured, optimization of the purification process, new formulations and new dosage forms. We are also researching the precise mechanisms of action of our natural interferon product, the advantages of the multi-subtype nature and the reasons for the superior tolerability. Efforts are also geared toward expanding the scope of our natural interferon product by investigating its use to treat a variety of diseases.

Research and development costs totaled approximately $1,380,000, $1,017,000, and $4,068,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Intellectual Property

We believe our natural human alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to produce the product at low costs relative to the competition.

In July 2004, we were granted a patent (#6,743,624) from the United States Patent & Trademark Office for a process relating to the manufacture of Multiferon, our natural human alpha interferon drug derived from human white blood cells. The issued patent titled, “Process For Continuous Purification And Concentration Of Leukocytes From Blood”, relates to a novel process used to concentrate leukocytes (human white blood cells) during the production of Multiferon, which results in an enhanced yield of interferon from the cell preparation. This patent expires in March 2019.

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

In May 2003, Viragen filed a patent application with the British Patent Office covering the use of natural human leukocyte-derived alpha interferon for the treatment and prevention of severe acute respiratory syndrome (SARS). A second patent application also related to the treatment of SARS was filed in August 2003, including the results from in-vitro testing performed at the Genome Institute of Singapore (GIS).

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

In February 2002, Viragen was granted a patent (#6,350,589 B1) from the United States Patent & Trademark Office for a process relating to the manufacture of human natural alpha interferon from human white blood cells. The patent, “Compositions of Highly-Purified Natural Mixtures of Type 1 Interferon Derived from Leukocytes and Methods” relates to methods for isolating highly-purified mixtures of natural type I interferons from white blood cells and also to highly-purified mixtures of natural type I interferons which resemble natural type I interferon in that it includes 9 subtypes. ViraNative has also filed 4 patents relating to human leukocyte interferon and related production processes.

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

It is possible to challenge the validity and enforceability of a patent by litigation after its issuance. If the outcome is against the owner of the patent, other parties may be free to use the subject matter of the patent. Protection provided by foreign patents may be different than in the United States. The actual protection we receive from a foreign patent may vary from one country to another. Protection realized may also depend on the type of patent, scope of coverage granted and the legal remedies available in each country. We cannot guarantee that any future patents will offer substantial protection or commercial benefit to us.

Regulation

Our activities, products and processes are subject to substantial government regulation within the United States, the European Union (EU) and other foreign jurisdictions. The U.S. Food and Drug Administration, foreign jurisdictions and state and local agencies regulate the manufacturing, advertising, packaging, labeling and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, manufacture and marketing of any biologic products, including ours. Regulatory approvals for commercialization of any new product take significant time and capital, since it involves extensive testing procedures and lengthy clinical trials. These trials involve the measurement of product safety and efficacy under specific protocols. The process of obtaining approvals requires extensive prior animal testing to demonstrate product safety. Human tests are then performed to show and to document findings as to safety and effectiveness. Data is then gathered and evaluated, followed by the submission of all information and data to the regulatory authorities. This process takes many years and substantial funding.

Extension of the number of licenses held in the EU can be achieved for products like Multiferon through the Mutual Recognition Procedure. This process makes it possible to hold marketing authorizations in all, or some, Member States. Mutual Recognition is administered by and between the competent authorities of the member states where marketing authorizations are sought. Subject to the successful completion of clinical trials, we believe this is the regulatory route that would be used to secure regulatory approval in the EU. Product pricing and reimbursement guidelines are dictated by the individual EU member states and are subject to change.

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

It is possible that the U.S. Food and Drug Administration or foreign regulatory authorities could modify or expand their approval criteria or reporting requirements. These changes could significantly increase or decrease the time and expense to develop a new product and bring that product to market.

In May 2004, the Swedish Medical Products Agency has approved extending the shelf-life of Multiferon to 18 months from its previously approved labeling of 12 months.

In May 2003, Mexican regulatory authorities approved an application filed by our distributor, Laboratorios Pisa, a leading Mexican pharmaceutical company, to expand the uses of Multiferon. This broadened approval extended use of the product to include the treatment of patients afflicted with any and all diseases in which patients show an initial response to recombinant (synthetic) alpha interferon followed by treatment failure, possibly due to the formation of neutralizing antibodies.

In January 2002, the Medical Products Agency in Sweden approved an extended indication for Multiferon, to include second-line treatment for any and all those patients failing previous interferon therapies, probably due to neutralizing antibodies. This approval broadens the use of the product for all indications of the recombinant interferons, where patients have not responded or have had breakthrough response and later relapsed. Main indications include hepatitis B and C, malignant melanoma, hairy cell leukemia, myelogenous leukemia, multiple sclerosis and other types of cancer.

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

We believe that competition is also based on production ability, technological superiority, regulatory expertise in obtaining governmental approvals for testing and manufacturing and the capabilities of companies in marketing and selling the product.

The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product’s eventual success. Early market entry has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past had been hampered by a lack of adequate capital. We are not presently a competitive factor in the interferons market, nor are any of our distributors.

Employees

As of September 7, 2004, we have 53 full-time employees. Of these, 8 are administrative personnel. The remaining 45 employees are research and development, manufacturing and quality assurance/quality control personnel. Our domestic and Scottish-based employees are not represented by any collective bargaining agreements. The majority of our Swedish-based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees and the Swedish unions to be good.

Item 2. Properties

Viragen, Inc. and Viragen International, Inc. maintain shared administrative offices in a 14,800 square foot facility, located at 865 S.W. 78th Avenue, Suite 100, Plantation, FL 33324, phone: (954) 233-8377. The amount of expense allocated to Viragen International from Viragen related to the administrative offices was approximately $164,000 for fiscal 2004.

In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $32,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we entered into sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $8,000.

Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umea, Sweden. This space is covered by two separate leases. The initial term of these leases has expired and these leases were renewed in January 2003 through December 2006 at a total lease cost of approximately $31,000 per month. Our Multiferon product is manufactured in this facility.

ViraNative also owns a 21,500 square foot building in Umea, Sweden, which is currently under renovation. This building was purchased prior to our acquisition of ViraNative to provide expanded production capacity and is intended to eventually house all of ViraNatives’ research, production and administrative facilities. In September 2003, ViraNative entered into agreements to renovate a portion of this facility at a cost of approximately $1.5 million. These renovations, including related validations, are scheduled for completion in September 2004. This facility carries a 25 year mortgage held by a Swedish bank for approximately $689,000.

We consider all of our properties as suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Viragen International, Inc.’s common stock trades on the over-the-counter bulletin board, under the symbol “VGNI.” The following table sets forth the high and low closing quotations for our common stock since July 1, 2002.

	High	Low
2003-2004
Fourth Quarter ended 6/30/04	$0.23	$0.17
Third Quarter ended 3/31/04	0.26	0.19
Second Quarter ended 12/31/03	0.28	0.17
First Quarter ended 9/30/03	0.43	0.24

2002-2003
Fourth Quarter ended 6/30/03	$0.43	$0.06
Third Quarter ended 3/31/03	0.30	0.05
Second Quarter ended 12/31/02	0.28	0.11
First Quarter ended 9/30/02	0.75	0.21

The above quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions. These quotations may not necessarily represent actual transactions.

As of September 7, 2004, we had approximately 140 stockholders of record. On that date, the closing price of our common stock was $0.18 per share.

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

Item 6. Selected Financial Data

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen International for the fiscal years ended June 30, 2004, 2003 and 2002 and the consolidated balance sheet data as of June 30, 2004 and 2003 have been derived from Viragen International’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 2001 and 2000 and the consolidated balance sheet data as of June 30, 2002, 2001 and 2000 have been derived from Viragen International’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended June 30,
	2004	2003	2002	2001	2000
STATEMENTS OF OPERATIONS

Product sales	$266,137	$630,785	$1,275,264	$—	$—
Interest and other income	329,456	239,306	206,506	167,223	16,752
Net loss	(7,076,051)	(5,164,944)	(5,591,241)	(7,915,274)	(6,373,273)
Basic and diluted net loss per common share	(0.10)	(0.11)	(0.14)	(0.33)	(0.37)
Weighted average common shares outstanding	68,113,764	48,772,154	40,978,950	23,715,565	17,046,066

	At June 30,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA

Working capital	$2,428,910	$956,890	$171,615	$1,154,822	$4,354,559
Total assets	23,325,244	21,075,160	19,153,379	6,519,941	9,192,873
Long-term debt	1,072,087	1,124,335	1,023,948	25,488	—
Advances from parent	12,623,782	3,680,530	4,749,982	—	4,392,359
Stockholders’ equity	6,899,865	12,767,410	9,551,471	5,066,596	619,965

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

Forward-looking statements might include one or more of the following:

•	projections of future revenue;

•	anticipated debt or equity fundings;

•	anticipated clinical trial commencement dates, completion timelines or results;

•	anticipated receipt of regulatory approvals;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may.”

Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-75998) filed on November 22, 2002 with the Securities and Exchange Commission pursuant to Rule 424 (b) (3) of the Securities Act of 1933. You should read them. You should also read the risk factors identified from time to time in our reports on Forms 10-Q or 10-K and registration statements and amendments, if any. We will provide you with a copy of any or all of these documents at no charge. Copies of these documents may also be obtained free of charge from our website at www.viragen.com and the Securities and Exchange Commission website at www.sec.gov.

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

Viragen International has incurred operational losses and operated with negative cash flows since its inception. Net losses have totaled approximately $7,076,000, $5,165,000, and $5,591,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2004, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of the shares of our common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources

We are currently dependent upon advances by Viragen, Inc., our parent company, and to a lesser extent, revenue generated from the sale of our natural human alpha interferon product, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flow from our operations, Viragen’s plan includes obtaining additional capital through equity and debt financings.

During fiscal 2004, our funding consisted of advances from our parent company totaling approximately $8,943,000, and revenue generated from the sale of our natural human alpha interferon product totaling approximately $266,000. At June 30, 2004, cash on hand totaled approximately $689,000 and working capital totaled approximately $2,429,000, an increase of approximately $1,472,000 when compared to working capital of approximately $957,000 as of June 30, 2003. Cash used to fund operations during the fiscal year ended June 30, 2004 totaled approximately $7,029,000, which included the reduction in our accounts payable and other accrued expenses balance of approximately $631,000 since June 30, 2003. During the fiscal year ended June 30, 2004, we also had capital expenditures totaling approximately $1,410,000, primarily for the build-out of our production facility in Ersboda, Sweden.

Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product; progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For fiscal 2005, we anticipate the need of approximately $8.0 million for operating activities, $1.0 million for investing activities and $0.6 million to service our financing obligations other than with our parent, Viragen.

During fiscal years 2004, 2003 and 2002, Viragen supported our operations through advances of approximately $8,943,000, $4,931,000, and $4,750,000, respectively. During fiscal 2003, Viragen contributed intercompany balances of $6,000,000 to capital. As a result of these contributions, we issued to Viragen 17,142,857 shares of our common stock in fiscal 2003. Viragen’s capital contributions were made at the then-current market price of our common stock of $0.35 per share. Viragen made this capital contribution in order to alleviate the burden of Viragen International having to repay the amounts in cash. As of June 30, 2004, the amount that remained payable to Viragen was approximately $12,624,000.

On August 31, 2004, Viragen contributed to capital $1,000,000 in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.18 per share as quoted on the over-the-counter bulletin board. Viragen received 5,555,556 shares of our common stock for the capital contribution. This contribution increased Viragen’s ownership of our outstanding common stock to approximately 81%.

Our Swedish subsidiary maintains an overdraft facility with a bank in Sweden with maximum borrowing capacity of approximately $1.1 million as of June 30, 2004. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 7.4% at June 30, 2004. The facility renews annually and was renewed in December 2003. Outstanding borrowings under this agreement totaled approximately $807,000 and $999,000 as of June 30, 2004 and June 30, 2003, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable. Subsequent to June 30, 2004, the terms on this overdraft facility were renegotiated to provide for a reduced interest rate of 5.25% and maximum borrowing capacity of approximately $795,000.

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

Manufacturing of our natural human alpha interferon at our leased facility in Umea, Sweden, has been suspended since March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of the production process to be segregated and transferred to our owned facility located in Ersboda, Sweden, which is in the process of being renovated. Renovation of this facility commenced in 2003 and is in line with our plan to expand our productive capacity of our natural human alpha interferon. The estimated total cost of this initial phase is $1.5 million and it is scheduled to be completed during September 2004. As of June 30, 2004, we have invested approximately $1.3 million on the renovation of this facility and the project is proceeding according to plan. We believe that our current inventory levels are sufficient to meet our current sales forecasts during the period in which routine production is suspended. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional estimated $10 million.

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

Off Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement involving an unconsolidated entity, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

Our significant contractual obligations for the next five years and thereafter are as follow:

		Payments due by period
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$1,072,000	$154,000	$308,000	$248,000	$362,000
Operating leases (2)	1,621,000	792,000	811,000	18,000	—
Royalties (3)	60,000	30,000	30,000	—	—

Total contractual obligations	$2,753,000	$976,000	$1,149,000	$266,000	$362,000

(1)	Long-term debt consists of a mortgage loan with a Swedish bank and a loan with a Swedish governmental agency.
(2)	Operating leases consist of facility and equipment lease agreements.
(3)	Royalties represent royalties due to Medicore according to settlement reached in July 2003.

Results of Operations

2004 Compared to 2003

Product sales

Product sales for 2004 decreased significantly from the previous year. For the fiscal year ended June 30, 2004 product sales totaled approximately $266,000 compared to approximately $631,000 for the fiscal year ended June 30, 2003. This decrease is primarily due to the absence of sales of bulk interferon product to Alfa Wasserman under a contractual arrangement which expired in December 2002. For the fiscal year ended June 30, 2003, sales to Alfa Wasserman totaled approximately $288,000.

We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which are yet to be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon is a critical care product that is typically administered in a hospital setting. Therefore, in certain instances, it must be part of a hospital’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

There are other challenges associated with international marketing activities including: language and cultural barriers, in some cases poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiteron may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It will take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales

Cost of sales and excess/idle production costs totaled approximately $2,047,000 for the fiscal year ended June 30, 2004. The increase in cost of sales of approximately $750,000 for the fiscal year ended June 30, 2004, and the resulting negative margins, are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Ersboda, Sweden, which is currently being renovated. We will continue to incur excess/idle production costs until we resume production at normal operating levels that absorb our fixed production costs.

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the fiscal year ended June 30, 2004 totaled approximately $1,380,000, an increase of approximately $363,000 when compared to the fiscal year ended June 30, 2003. This increase in research and development costs was primarily attributed to costs incurred in the development of potential commercial applications of our natural human alpha interferon product at our Scottish facility totaling approximately $267,000 for the fiscal year ended June 30, 2004.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the fiscal year ended June 30, 2004, selling, general and administrative expenses totaled approximately $3,965,000, an increase of approximately $561,000 when compared to the fiscal year ended June 30, 2003. This increase is attributed mainly to increases in personnel-related termination costs, consulting fees, and legal fees at our Swedish subsidiary totaling approximately $238,000, $52,000 and $53,000, respectively. Also contributing to the increase in selling, general and administrative expenses were increases in insurance expense, consulting fees and building rent at our Florida headquarters totaling approximately $99,000, $31,000, and $38,000, respectively. For the fiscal year ended June 30, 2004, selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $967,000 compared to approximately $885,000 for fiscal year ended June 30, 2003.

Our successful commercialization of Multiferon will require additional marketing and promotional activities which is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

We anticipate that selling related expenses will increase significantly in fiscal 2005. This increase is expected due to the planned expansion of our Multiferon marketing efforts. These increases will be incurred in marketing personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the fiscal year ended June 30, 2004, amortization of intangible assets totaled approximately $158,000, compared to approximately $184,000 during the fiscal year ended June 30, 2003. The decrease of approximately $26,000 for the fiscal year ended June 30, 2004 is primarily the result of the acquired customer contract being fully amortized as of December 2002.

Interest and other income

The primary components of interest and other income are interest earned on cash and cash equivalents, sub-lease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish subsidiary. For the fiscal year ended June 30, 2004, interest and other income totaled approximately $329,000 or an increase of approximately $90,000 compared to the prior fiscal year. This increase in other income is mainly attributed to an increase in income generated from research and development support services provided by our Swedish subsidiary totaling approximately $49,000 and an increase in sub-lease income at our Scottish facility totaling approximately $53,000.

Interest Expense

Interest expense primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. Interest expense for the fiscal year ended June 30, 2004 totaled approximately $165,000, compared to approximately $194,000 for fiscal year ended June 30, 2003. These credit facilities have interest rates ranging from 5.25% to 9.90%.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2004, income tax benefit totaled approximately $44,000, a decrease of approximately $17,000 when compared to the same period of the previous fiscal year as a result of the fully amortized customer contract intangible asset. Income tax benefit for the fiscal year ended June 30, 2004 consists of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $500,000 as of June 30, 2004, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

As of June 30, 2004, we had a net operating loss carry forward of approximately $6 million for U.S. federal income tax purposes expiring between 2005 and 2024. Approximately $1.1 million of this amount will expire by the year 2010. These losses may be used to offset taxable income, if any, during those periods. Our ability to generate revenue and net income during future periods is dependent upon obtaining regulatory approvals for further commercialization of Multiferon. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized.

2003 Compared to 2002

Product Sales

As a result of our acquisition of ViraNative on September 28, 2001, we began recognizing revenue through the sale of our natural human alpha interferon product. Since the date of the acquisition, a significant portion of our product sales have been for the sale of bulk product (semi-purified) to one customer in Italy, Alfa Wasserman, under a contractual arrangement, which has expired. For the fiscal year ended June 30, 2003, bulk product sales totaled approximately $288,000 or approximately 54% of total product sales. Product sales for the nine months ended June 30, 2003 consisted solely of sales of our purified natural human alpha interferon product and we expect to continue selling only purified natural human alpha interferon in the future.

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

Cost of Sales

Cost of sales and excess/idle production costs totaled approximately $1,297,000 for the fiscal year ended June 30, 2003. The increase in cost of sales and the resulting negative margins are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of reduced production levels.

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the fiscal year ended June 30, 2003 totaled approximately $1,017,000, a decrease of approximately $3,051,000 when compared to the previous fiscal year. This decrease was primarily attributed to cost reductions in our Scottish facility related to the termination of our development efforts on our Omniferon product of approximately $1,520,000, and the allocation of certain research and development costs totaling approximately $1,551,000 to our parent company, Viragen. These allocated costs were incurred in our Scottish facility for research and development projects related to oncology and avian transgenics conducted on behalf of our parent company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, lease expenses, utilities, insurance, legal, accounting, consulting fees, depreciation and amortization. Selling, general and administrative expenses totaled approximately $3,404,000 for the fiscal year ended June 30, 2003 compared to approximately $2,171,000 for the preceding fiscal year. This increase of approximately $1,233,000 is primarily attributed to costs allocated by our parent company, Viragen, representing shared expenses at our Florida headquarters totaling approximately $566,000 and royalties expense totaling approximately $88,000. Also contributing to the increase in selling, general and administrative expenses were additional expenses incurred by our Swedish subsidiary of approximately $344,000. Prior year’s results of operations for the twelve months ended June 30, 2002 included our Swedish subsidiary’s results only for the nine months ended June 30, 2002 as it was acquired on September 28, 2001.

Licensing Fees

The decrease in licensing fees of $500,000 for the fiscal year ended June 30, 2003 is due to the termination of a license agreement between Viragen (Scotland) Limited, our Scottish subsidiary, and Viragen. The termination of the license agreement was executed following our acquisition of ViraNative, effective September 28, 2001.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the purchase price allocated to separately identified intangible assets obtained in the acquisition of ViraNative in September 2001. The separately identified intangible assets consist of developed technology and a customer contract. The developed technology is being amortized over its estimated useful life of approximately 14 years. The customer contract was amortized over the term of the contract, which expired in December 2002. For the fiscal year ended June 30, 2003, amortization of intangible assets totaled approximately $184,000 compared to approximately $156,000 for the fiscal year ended June 30, 2002.

Interest and Other Income

The primary components of interest and other income are interest earned on cash and cash equivalents, grant income from government agencies in Scotland, sub-lease income on certain office space in our facility in Scotland, gains or losses on foreign exchange and gains or losses on the disposal of property and equipment. Interest and other income totaled approximately $239,000 for the fiscal year ended June 30, 2003, representing an increase of approximately $33,000 when compared to the preceding year. This increase in interest and other income is mainly attributed to an increase in income generated from research and development support services provided by our Swedish subsidiary totaling approximately $137,000 and an increase in sub-lease income at our Scottish facility totaling approximately $36,000. Also contributing to the increase in interest and other income is a charge of approximately $37,000 for research and development and administrative functions performed by our Scottish subsidiary on behalf of Viragen, our parent company. These increases were offset in part by reductions in principal invested between the periods and decreased interest rates available between periods resulting in a decrease in interest income of approximately $52,000 and a reduction in gains on foreign currency exchange of approximately $126,000.

Interest Expense

Interest expense for the fiscal year ended June 30, 2003 totaling approximately $194,000, primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. These credit facilities have interest rates ranging from 5.25% to 10.60%. We expect our interest expense to remain at current levels on our debt obligations.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2003, income tax benefit totaled approximately $61,000, a decrease of approximately $807,000 when compared to the same period of the previous fiscal year. This decrease is primarily attributed to the absence of tax credits from research and development activities in Scotland totaling approximately $810,000 for the year ended June 30, 2002. Income tax benefit for the fiscal year ended June 30, 2003 is primarily related to the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $544,000 as of June 30, 2003, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

During the fiscal year ended June 30, 2004, the U.S. dollar has experienced adverse fluctuations against the British Pound and the Swedish Krona. Based on the foreign currency exchange rates as of June 30, 2004, the U.S. dollar has lost approximately 9.52% and 6.37% of its value against the British Pound and Swedish Krona, respectively, since June 30, 2003. The weakening of the U.S. dollar has resulted in greater revenues, operating expenses, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which have not participated in the adoption of the Euro as of June 30, 2004.

Item 8. Financial Statements and Supplementary Data

Information in response to this item is provided elsewhere in this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Viragen International and its consolidated subsidiaries is made known to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Name	Age	Position with the Company	Served as Officer and/or Director Since
Carl N. Singer	88	Chairman of the Board, President, and Chief Executive Officer	2000
Dennis W. Healey	56	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	1996
Per-Erik Persson	68	Director	2001
Melvin Rothberg	57	Director	2000
William H. Stimson, Ph.D.	59	Director	2000
Nicholas M. Burke	32	Vice President and Controller	2001

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

Carl N. Singer became our chairman, president and chief executive officer following the resignation of Gerald Smith from those positions in January 2003. Mr. Singer was appointed to the board of directors in July 2000. He currently serves as chairman of the board of Viragen and chairman of Viragen’s executive committee of the board of directors. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund which manages the Active Investors II fund. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

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

In January 2003, Gerald Smith resigned his positions as president, chief executive officer and chairman of the board of directors of Viragen International, positions he had held since December 1995. Mr. Smith also resigned his positions as president, chief executive officer and chairman of the board of Viragen, Inc. in January 2003. In February 1993, Mr. Smith was appointed a director of Viragen, Inc., and in June 1994, Mr. Smith assumed the position of chairman of the board of directors of Viragen. Mr. Smith served as president of Viragen from May 1993 until his resignation in January 2003. In October 2003, Gerald Smith resigned his positions as director of Viragen and Viragen International.

There is no family relationship between any of the officers and directors.

Committees of the Board of Directors

The securities of Viragen International are not listed on a national securities exchange and, accordingly, we are not currently subject to any law, rule or regulation requiring that we establish an audit, nominating or compensation committee. The board of directors has not yet established an audit committee, nominating committee or compensation committee. However, the functions of these committees are currently performed by the audit committee, nominating and governance committee and compensation committee, respectively, of Viragen, Inc., our parent.

Audit Committee Financial Expert

Since we do not yet have an audit committee, we have no “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K. However, we rely on the “audit committee financial expert” of Viragen to perform the function of our “audit committee financial expert.” Viragen’s “audit committee financial expert” is Charles J. Simons. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company’s financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

Code of Ethics

We have adopted a Code of Ethics for Senior Finance Personnel (“Code of Ethics”) that applies to our chief executive officer, chief financial officer, controller, and persons performing similar functions. We have also adopted a Business Ethics and Conflict of Interest Statement (“Business Ethics and Conflict of Interest Statement”) that applies to directors, executive officers and employees of Viragen International and its subsidiaries. The Code of Ethics and Business Ethics and Conflict of Interest Statement are available on our web site, free of charge, at www.viragen.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website or on Form 8-K promptly following the date of such amendment or waiver.

Item 11. Executive Compensation and Employment Agreements

The following table sets forth information concerning the compensation and employment agreements of the chief executive officers and the four most highly compensated executive officers at June 30, 2004.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Carl N. Singer	2004	$—	$—	$25,000	$—	—	$—	$—
Chairman of the Board,	2003	—	—	25,000	—	—	—	—
CEO and President	2002	—	—	2,083	—	100,000	—	—
Dennis W. Healey	2004	70,500	—	—	—	—	—	—
Exec. V.P., Treasurer,	2003	76,000	—	—	—	—	—	—
CFO and Director	2002	62,000	—	—	—	—	—	—
Melvin Rothberg	2004	145,200	—	—	—	—	—	—
Executive V.P. Operations	2003	72,600	—	—	—	—	—	—
	2002	—	—	—	—	—	—	—

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

Dennis W. Healey serves as executive vice president, chief financial officer, secretary and a director. On March 1, 1999, upon the expiration of Mr. Healey’s previous employment agreements with Viragen and Viragen International, Mr. Healey entered into a two year employment agreement with Viragen, Inc. This agreement provided for an annual salary of $252,000. On March 1, 2001, Mr. Healey renewed his employment agreement with Viragen for an additional two years. The new agreement provided for the same salary of $252,000. During 2003, Mr. Healey’s employment agreement was modified. As a result of which, from March through June 2003, he received 75% of his compensation in the form of Viragen common stock valued at the then current market price. Effective July 1, 2003, Mr. Healey’s salary was reduced to $200,000 per year. During fiscal years 2004, 2003, and 2002, $70,500, $76,000, and $62,000, respectively, of Mr. Healey’s salary were allocated to Viragen International. Mr. Healey’s employment agreement contains a provision that in the event Viragen were to spin-off or split-off any present or future subsidiaries, he would be entitled to receive a certain number of options in the spun-off company. The number of options he would receive would be based on a formula reflecting his then current option position relative to the fully diluted common stock of Viragen then outstanding. The pricing of the new options would be based on the relationship of the exercise price of his existing options with the fair market value of Viragen’s stock at the date of the transaction. All other terms are similar to his previous agreements.

Melvin Rothberg serves as executive vice president and director of Viragen International. During fiscal years 2004 and 2003, $145,200 and $72,600, respectively, of Mr. Rothberg’s salary were allocated to Viragen International. On July 1, 2001 Mr. Rothberg renewed his two year employment agreement with Viragen. This agreement provided for an annual salary of $172,500 and options to purchase 5,000 shares of Viragen common stock at $12.50 per share. The options vested one-half on the date of grant and one-half on the first anniversary. The options are exercisable for five years from the vest date. Mr. Rothberg also received an auto allowance of $600 per month. In February 2002, the agreement was modified, increasing Mr. Rothberg’s annual salary to $181,500.

On July 1, 2004, Mr. Rothberg entered into a new two year employment agreement. Following the initial two year term, the agreement is automatically extended for one additional year on each anniversary unless either party provides at least ninety days notice of their intent not to renew. The agreement provides for a base annual salary of $190,000. In addition, each year of the agreement, Mr. Rothberg is eligible to receive a performance based bonus of up to 50% of his base salary. This bonus is payable upon the achievement of mutually agreed upon performance objectives established each year.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2004 to each person named in the summary compensation table.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
					5%	10%
Carl N. Singer	—	—	$—	—	—	—
Dennis W. Healey	—	—	—	—	—	—
Melvin Rothberg	—	—	—	—	—	—

Option Exercises and Holdings

The following table sets forth information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2004 by each person named in the summary compensation table and the unexercised options held as of the end of the 2004 fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End (#)		Value of Unexercised In-The-Money Options at FY End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Carl N. Singer	—	$—	—	—	$—	$—
Dennis W. Healey	—	—	—	—	—	—
Melvin Rothberg	—	—	—	—	—	—

Equity Compensation Plan Information

The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2004, including the 1997 Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	378,000	$0.64	219,800
Equity compensation plans not approved by security holders	—	—	—

Total	378,000	$0.64	219,800

1997 Stock Option Plan

On February 27, 1997, our board of directors adopted and the Viragen International shareholders ratified a stock option plan (the “1997 Stock Option Plan”). Under the 1997 stock option plan, an aggregate of 600,000 shares of our common stock have been reserved for issuance upon exercise of incentive and non-qualified stock options granted under the plan.

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

During fiscal 2004, we granted options under the 1997 Stock Option Plan to purchase 50,000 shares of Viragen International common stock at $0.35. During fiscal 2003, we granted options under the 1997 Stock Option Plan to purchase 102,500 shares of Viragen International common stock at prices ranging from $0.07 to $0.37. During fiscal 2002, we granted options under the 1997 Stock Option Plan to purchase 257,000 shares of Viragen International common stock at prices ranging from $0.70 to $0.95 per share. The options were granted to certain employees and directors of Viragen International. The options vest one-half on the date of grant and one-half on the first year anniversary and are exercisable over five years from the vest dates.

As of September 7, 2004 we have 378,000 options outstanding and 219,800 options available for future issuance under the 1997 Stock Option Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding Viragen International’s common stock beneficially owned at September 7, 2004 by:

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

The table is based upon 73,669,320 shares of common stock outstanding at September 7, 2004, and does not give effect to:

•	the issuance of up to 378,000 shares in the event outstanding options are exercised, except with respect to beneficial ownership of shares attributable to the named person in accordance with SEC Rules; and

•	the issuance of up to 11,732,760 shares in the event performance goals established under the ViraNative acquisition agreement are fully attained.

	Number of Shares Beneficially Owned	Percent of Class	Common Shares Beneficially Owned
Name of Beneficial Owner			Currently	Acquirable Within 60 days
Viragen, Inc.	59,818,301	81.2%	59,818,301	—
Dennis W. Healey	100,000	*	100,000	—
Per-Erik Persson	93,618	*	43,618	50,000
Melvin Rothberg	35,000	*	—	35,000
Carl N. Singer	100,000	*	—	100,000
William H. Stimson	50,000	*	—	50,000
Hakan Borg	3,722,560	5.1	3,722,560	—
Officers and Directors as a group (6 persons)	403,618	*	143,618	260,000

*	less than 1%

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed. Commencing in fiscal 2004, these filings are available at no cost on our website at www.viragen.com.

Stock Price Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on the Company’s common stock during the period from June 30, 1999 through June 30, 2004, with the cumulative total return on the NASDAQ Pharmaceuticals Index and the Russell 2000 Index.

Item 13. Certain Relationships and Related Transactions

On July 12, 1995, Viragen (Scotland) Limited, our wholly owned subsidiary, entered into a technology license agreement (License Agreement) with Viragen Technology, Inc., a wholly owned subsidiary of Viragen, our parent company. The License Agreement granted Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon. On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen, Inc. executed a termination agreement, terminating a license agreement between the parties. The license agreement was terminated as we intend to commercially exploit our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the license agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized subsequent to September 28, 2001. The termination agreement provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would accrue interest at 6% per annum and be paid in cash or stock by September 30, 2002, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance of 4,479,167 shares of Viragen International common stock valued at $0.12 per share, the then current market price.

On September 28, 2001 we issued 2,933,190 shares of our common stock as the initial consideration in connection with the acquisition of ViraNative. During January 2002, an additional 8,799,570 shares of our common stock were issued to the former shareholders of ViraNative, which represented achievement of the first two milestones as defined in the ViraNative purchase agreement. In connection with the acquisition, the former shareholders of ViraNative are entitled to an additional 11,732,760 shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals. If ViraNative meets all of the milestones under the purchase agreement, Viragen’s ownership interest in Viragen International would be reduced to approximately 68% from 79.7% as of June 30, 2004, assuming no additional shares are issued for any other purposes.

On June 30, 2003, Viragen contributed to capital $6 million in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.35 per share, as quoted on the over-the-counter bulletin board. Viragen received 17,142,857 shares of Viragen International common stock for the capital contribution. As of June 30, 2004, Viragen owned 54,262,745 shares of our common stock, representing 79.7% of our outstanding capital stock.

On August 31, 2004, Viragen contributed to capital $1,000,000 in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.18 per share as quoted on the over-the-counter bulletin board. Viragen received 5,555,556 shares of our common stock for the capital contribution. This contribution increased Viragen’s ownership of our outstanding common stock to approximately 81%.

Mr. Carl N. Singer, president, chief executive officer and chairman of the board of directors of Viragen International, is also chairman of the board of directors of Viragen. Mr. Dennis W. Healey, executive vice president, chief financial officer, treasurer, secretary and a director of Viragen International, also serves in the same capacities for Viragen, although not a director of Viragen. Mr. Melvin Rothberg, a director of Viragen International, is also the executive vice president of operations of Viragen. Professor Stimson is a director of Viragen International and also serves as a compensated consultant. Per-Erik Persson, a director of Viragen International, is also a director of Viragen.

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. The amount of expenses allocated by Viragen totaled approximately $967,000, $885,000, and $319,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. The increase in the amount of expenses allocated to Viragen International during fiscal years 2004 and 2003 is attributed to an increase in time spent by Viragen employees on our business matters as well as increases in certain administrative expenses including insurance costs and rent.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf our parent company, Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to Viragen as incurred. For fiscals 2004 and 2003, total research and development costs allocated to Viragen totaled approximately $1,164,000 and $1,574,000, respectively. The amount of administrative expenses allocated to Viragen totaled approximately $224,000 and $170,000, for fiscals 2004 and 2003, respectively.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended June 30, 2004 and June 30, 2003, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	June 30,
	2004	2003
Audit fees	$153,000	$130,000
Audit related fees	—	—
Tax fees	31,000	29,000
All other fees	—	—

Total	$184,000	$159,000

Audit fees includes the audit of our annual financial statements included in our annual report on Form 10-K, review of interim financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the review of interim financial statements.

Audit related fees consist of services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not included under audit fees.

Tax fees consist of the aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning.

PART IV

Item 15. Exhibits and Reports on Form 8-K

(a) The following is a list of documents filed as part of this report.

Exhibit Number		Description
3.1	—	Certificate of Incorporation dated November 4, 1985 (incorporated by reference to the Company’s initial Registration Statement, File No. 33-1952-NY).

3.2	—	Amended Certificate of Incorporation dated April 14, 1987 (incorporated by reference to the Company’s Registration Statement, File No. 33-1952-NY).

3.3	—	Amended Certificate of Incorporation dated October 9, 1987 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (“1994 10-KSB”).

3.4	—	Amended Certificate of Incorporation dated November 18, 1987 (incorporated by reference to the 1994 10-KSB).

3.5	—	Amended Certificate of Incorporation dated December 9, 1987 (incorporated by reference to the 1994 10-KSB).

3.6	—	Amended Certificate of Incorporation dated December 18, 1987 (incorporated by reference to Post-Effective Amendment No. 3 to the Company’s Registration Statement filed May 2, 1989 (“Post-Effective Amendment No. 3”).

3.7	—	Amended Certificate of Incorporation dated January 17, 1989 (incorporated by reference to the 1994 10-KSB).

3.8	—	Amended Certificate of Incorporation dated June 9, 1989 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (“1993 10-KSB”).

3.9	—	Amended Certificate of Incorporation dated August 12, 1993 (incorporated by reference to the 1993 10-KSB).

3.10	—	Certificate of Amendment of Certificate of Incorporation dated August 28, 2001, filed on August 28, 2001 (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001).

4.1	—	Amended Certificate of Incorporation dated December 13, 1993 (incorporated by reference to the 1993 10-KSB).

4.2	—	By laws of the Company (incorporated by reference to Post-Effective Amendment No. 3).

4.3	—	Form of Common Stock Certificate (incorporated by reference to Form 8-A dated June 14, 1989).

10.1	—	License Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated July 12, 1995 (incorporated by reference to the 1998 10-K/A).

10.2	—	License and Manufacturing Agreement with Common Services Agency (incorporated by reference to Viragen, Inc.’s 1995 Form SB-2 File No. 33-88070 (filed August 9, 1995), Part II, Item 27(10)(xxxvi)).

10.3	—	Indemnification Agreement between George Levin and the Company dated October 20, 1995 (incorporated by reference to the 1998 10-K/A).

10.4	—	Addendum to Employment Agreement between the company and Gerald Smith dated July 3, 1997 (incorporated by reference to the 1998 10-K).

10.5	—	Addendum to the Employment Agreement between the Company and Dennis W. Healey dated July 3, 1997 (incorporated by reference to the 1998 10-K/A).

10.6	—	Amendment to the Service Agreement between the company and Donald Magnus Nicolson, Ph.D. dated September 5, 1997 (incorporated by reference to the 1997 10-K).

Exhibit Number		Description

10.7	—	Amendment to License Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 29, 1997 (incorporated by reference to the 1998 10-K/A).

10.80	—	Cooperation and Supply Agreement between Viragen, Inc., Viragen Deutschland GmbH and German Red Cross dated March 19, 1998 (incorporated by reference to Viragen, Inc.’s Annual Report on Form 10-K/A for the year ended June 30, 1999).

10.9	—	Supply and Distribution Agreement between the Company and the Adamjee Group of Companies dated November 16, 1998 (incorporated by reference to the 1999 Form 10-K).

10.10	—	Letter of Intent between the Company and Drogsan Healthcare dated July 2, 1999 (incorporated by reference to the 1999 Form 10-K).

10.11	—	Advisory Service Agreement between Viragen (Scotland) Limited and Peter Cooper Associates dated January 8, 2001 (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001).

10.12	—	Advisory Service Agreement between Viragen (Scotland) and Professor William H. Stimson dated February 14, 2001 (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001).

10.13	—	Consulting Agreement between Viragen, Inc., Viragen (Scotland) Limited and Peng Lee Yap, M.D. dated February 14, 2001. (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)

10.14	—	Employment Agreement, Stock Option Agreement between Viragen and Gerald Smith dated March 1, 2001. (incorporated by reference to Viragen’s annual report on Form 10-K filed September 28, 2001).

10.15	—	Employment Agreement, Stock Option Agreement between Viragen and Dennis W. Healey dated March 1, 2001. (incorporated by reference to Viragen’s annual report on Form 10-K filed September 28, 2001).

10.16	—	Employment Agreement between Viragen (Scotland) Limited and Dr. Donald Magnus Nicolson dated July 1, 2001. (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)

10.17	—	Agreement for the Acquisition of ViraNative AB between Hoken Borg and others, Viragen International Limited and Viragen, Inc. dated September 28, 2001. (incorporated by reference to the Company’s annual report on Form 10-K filed September 28, 2001)

10.18	—	Termination Agreement between Viragen Technology, Inc. and Viragen (Scotland) Ltd. dated September 28, 2001. (incorporated by reference to the Company’s quarterly report on Form 10-Q filed November 19, 2001)

10.19	—	Supply and Distribution agreement between Viragen (Europe) Ltd., Viragen (Scotland) Ltd. and Tradeway, Inc. dated October 25, 2001 (incorporated by reference to the Company’s quarterly report on Form 10-Q filed November 19, 2001)

21.1	—	Subsidiaries of the registrant*

23.1	—	Consent of Independent Registered Public Accounting Firm*

31.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(b) Reports on Form 8-K filed during the fourth quarter.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAGEN INTERNATIONAL, INC.
	By:	/s/ Carl N. Singer
Carl N. Singer
Chairman of the Board of Directors, President and Principal Executive Officer
Dated: September 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Carl N. Singer	Chairman of the Board of Directors, President and Principal Executive Officer	September 7, 2004
Carl N. Singer

/s/ Dennis W. Healey	Executive Vice President, Treasurer, Principal Financial Officer, and Director	September 13, 2004
Dennis W. Healey

/s/ Per-Erik Persson	Director	September 7, 2004
Per-Erik Persson

/s/ Melvin Rothberg	Director	September 13, 2004
Melvin Rothberg

/s/ William H. Stimson Ph.D.	Director	September 13, 2004
William H. Stimson Ph.D.

/s/ Nicholas Burke	Vice President, Controller and Principal Accounting Officer	September 13, 2004
Nicholas Burke

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Viragen International, Inc.

We have audited the accompanying consolidated balance sheets of Viragen International, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen International, Inc. and subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

August 31, 2004

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$688,985	$264,224
Accounts receivable	31,788	105,334
Inventories	3,477,214	3,311,583
Prepaid expenses	238,258	173,254
Other current assets	221,807	61,184

Total current assets	4,658,052	3,915,579
Property, plant and equipment
Land, building and improvements	3,425,723	3,143,965
Equipment and furniture	4,675,402	4,625,543
Construction in progress	1,861,846	551,493

	9,962,971	8,321,001
Less accumulated depreciation	(3,419,041)	(2,708,844)

	6,543,930	5,612,157
Goodwill	10,295,140	9,678,302
Developed technology, net	1,828,122	1,869,122

	$23,325,244	$21,075,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$540,028	$1,300,919
Accrued expenses and other liabilities	728,492	598,157
Line of credit	806,899	999,192
Current portion of long-term debt	153,723	60,421

Total current liabilities	2,229,142	2,958,689
Long-term debt, less current portion	1,072,087	1,124,335
Advances from parent	12,623,782	3,680,530
Deferred income tax liability	500,368	544,196

Commitments

Stockholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; 68,113,764 shares issued and outstanding at June 30, 2004 and 2003, respectively	681,138	681,138
Additional paid-in capital	45,537,903	45,537,903
Accumulated deficit	(43,027,302)	(35,951,251)
Accumulated other comprehensive income	3,708,126	2,499,620

Total stockholders’ equity	6,899,865	12,767,410

	$23,325,244	$21,075,160

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2004	2003	2002
Product sales	$266,137	$630,785	$1,275,264

Costs and expenses
Cost of sales	2,046,799	1,296,691	909,753
Research and development	1,380,444	1,017,336	4,067,884
Selling, general and administrative	3,964,662	3,403,731	2,170,513
Licensing fee	—	—	500,000
Amortization of intangible assets	158,270	183,534	155,804
Interest and other income	(329,456)	(239,306)	(206,506)
Interest expense	165,297	194,429	137,049

Loss before income taxes	(7,119,879)	(5,225,630)	(6,459,233)
Income tax benefit	43,828	60,686	867,992

Net loss	$(7,076,051)	$(5,164,944)	$(5,591,241)

Loss per common share - basic and diluted	$(0.10)	$(0.11)	$(0.14)

Weighted average common shares – basic and diluted	68,113,764	48,772,154	40,978,950

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2001	34,758,980	$347,590	$30,534,380		$(25,195,066)	$(620,308)	$5,066,596
Comprehensive loss:
Net loss				$(5,591,241)	(5,591,241)
Foreign currency translation adjustment				1,276,545		1,276,545

Comprehensive loss				$(4,314,696)			(4,314,696)

Acquisition of ViraNative AB	11,732,760	117,327	8,682,244				8,799,571

Balance at June 30, 2002	46,491,740	464,917	39,216,624		(30,786,307)	656,237	9,551,471
Comprehensive loss:
Net loss				$(5,164,944)	(5,164,944)
Foreign currency translation adjustment				1,843,383		1,843,383

Comprehensive loss				$(3,321,561)			(3,321,561)

Capital contribution by Viragen, Inc.	17,142,857	171,429	5,828,571				6,000,000
Settlement of licensing fee payable with common stock	4,479,167	44,792	492,708				537,500

Balance at June 30, 2003	68,113,764	681,138	45,537,903		(35,951,251)	2,499,620	12,767,410
Comprehensive loss:
Net loss				$(7,076,051)	(7,076,051)
Foreign currency translation adjustment				1,208,506		1,208,506

Comprehensive loss				$(5,867,545)			(5,867,545)

Balance at June 30, 2004	68,113,764	$681,138	$45,537,903		$(43,027,302)	$3,708,126	$6,899,865

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(7,076,051)	$(5,164,944)	$(5,591,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	742,633	707,241	567,783
Amortization of intangible assets	158,270	183,534	155,804
Loss on sale of property, plant and equipment	117,160	8,578	—
Deferred income tax benefit	(43,828)	(60,686)	(58,158)
Increase (decrease) relating to operating activities from:
Accounts receivable	73,546	244,631	(85,231)
Inventories	(165,631)	(1,445,015)	(832,496)
Prepaid expenses	(65,004)	(18,045)	87,448
Other current assets	(139,645)	884,380	(722,113)
Other assets	—	—	20,154
Accounts payable	(760,891)	264,230	(368,217)
Accrued expenses and other liabilities	130,335	(146,411)	292,835
Licensing fee payable	—	—	500,000

Net cash used in operating activities	(7,029,106)	(4,542,507)	(6,033,432)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(1,410,109)	(343,365)	(572,156)
Proceeds from sale of property, plant and equipment, net	35,783	—	—
Acquisition of ViraNative, net of cash acquired	—	—	(203,885)

Net cash used in investing activities	(1,374,326)	(343,365)	(776,041)

FINANCING ACTIVITIES
Advances from parent	8,943,252	4,930,548	4,749,982
Net (payment) borrowing on line of credit	(253,001)	43,827	16,737
Net payment on long-term debt	(35,032)	(36,369)	(75,715)

Net cash provided by financing activities	8,655,219	4,938,006	4,691,004
Effect of exchange rate fluctuations on cash	172,974	134,685	(70,294)

Increase (decrease) in cash and cash equivalents	424,761	186,819	(2,188,763)
Cash and cash equivalents at beginning of year	264,224	77,405	2,266,168

Cash and cash equivalents at end of year	$688,985	$264,224	$77,405

Supplemental Cash Flow Information:
Interest paid	$159,483	$162,911	$97,371

During the years ended June 30, 2004, 2003 and 2002, Viragen International had the following non-cash investing and financing activities:

	Year Ended June 30,
	2004	2003	2002
Contribution to capital of inter-company balances by Viragen, Inc.	$—	$6,000,000	$—
Issuance of common stock for acquisition of ViraNative AB	—	—	8,799,571
Settlement of licensing fee payable with common stock	—	537,500	—

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization: Viragen International, Inc. and its subsidiaries are engaged in the research, development, manufacture, and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of MultiferonTM from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases such as hepatitis.

We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

Consolidation and Basis of Presentation: The consolidated financial statements include Viragen International, Inc. and all subsidiaries, including those operating outside the United States of America. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

During the years ended June 30, 2004, 2003 and 2002, we incurred significant losses of approximately $7,076,000, $5,165,000, and $5,591,000, respectively, and have an accumulated deficit of approximately $43,027,000 as of June 30, 2004. Additionally, we had a cash balance of approximately $689,000 and working capital of approximately $2,429,000 at June 30, 2004. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen, our parent company, has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flow from our operations, Viragen’s plan includes obtaining additional capital through equity and debt financings.

Reclassifications: Certain amounts from prior years have been reclassified to conform with the 2004 presentation, with no effect on previously reported net loss or stockholders’ equity.

Use of Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of goodwill and long-lived assets; and the valuation of inventories. Actual results could differ materially from those estimates.

Concentrations of Credit Risk: We are subject to a concentration of credit risk with respect to our accounts receivable. We sell our natural interferon product to manufacturers and distributors located outside the United States. Credit terms to our customers generally range from 30 to 180 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis. Allowances are maintained, if necessary, for potential credit losses.

Foreign Currency Translation: For our foreign operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. We translate statement of operations accounts at average rates for the period. Foreign currency transaction gains and losses are recorded in results of operations. For the fiscal year ended June 30, 2002, we recorded net foreign currency transaction gains totaling approximately $134,000 as a result of the remeasurement of certain asset accounts, which were denominated in a foreign currency, to the local currency. For fiscal years 2004 and 2003, foreign currency transaction gains and losses were immaterial to our results of operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Fair Value of Financial Instruments: The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of June 30, 2004, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2004, due to the variable interest rates on those instruments.

Cash and Cash Equivalents: Cash and cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

Accounts Receivable: Accounts receivable primarily consists of amounts due from the sale of our natural human alpha interferon product by our Swedish subsidiary. As of June 30, 2004 and June 30, 2003, there was no allowance for doubtful accounts and no allowance for returns.

Inventories: Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon. Raw materials and supplies cost is determined on a first-in, first-out basis. Work in process and finished product costs consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory reserves, which would have an adverse impact on our results of operations.

Inventories consisted of the following at June 30, 2004 and 2003:

	June 30,
	2004	2003
Finished product	$1,038,944	$845,836
Work in process	2,176,116	2,307,499
Raw materials and supplies	262,154	158,248

Total inventories	$3,477,214	$3,311,583

Certain raw materials used in the manufacture of our natural human alpha interferon product, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

Other Current Assets: Other current assets consisted of the following at June 30, 2004 and 2003:

	June 30,
	2004	2003
VAT tax refund receivable	$197,384	$60,157
Other current assets	24,423	1,027

	$221,807	$61,184

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or net realizable value. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets for financial reporting purposes and using accelerated methods for income tax purposes. Maintenance and repair costs are charged to operations as incurred. The estimated useful lives used for financial reporting purposes are:

Building and leasehold improvements	Shorter of lease term or 25 years
Equipment and furniture	3-10 years

Goodwill: In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As of April 1, 2004, we evaluated our goodwill for impairment with the assistance of an independent valuation firm. The impairment review indicated that our goodwill is not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

Intangible Assets: Intangible assets consist of separately identified intangible assets recognized in connection with the Company’s acquisition of ViraNative on September 28, 2001. In accordance with SFAS No. 142, intangible assets with definite useful lives are amortized over their useful lives. Amortization of intangible assets is computed using the straight-line method over the estimated useful life of the asset.

Impairment of Long-Lived Assets: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2004 and 2003:

	June 30,
	2004	2003
Accrued payroll and related expenses	$517,056	$287,144
Accrued professional services fees	72,163	140,255
Accrued royalties	66,426	87,516
Other accrued expenses	72,847	83,242

	$728,492	$598,157

Revenue: We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2004, 2003 and 2002 were immaterial to our results of operations.

Research and Development Costs: We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are expensed as incurred.

Stock-Based Compensation: As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock option grants is recognized if the exercise price is less than the fair value of our common stock on the grant date.

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of SFAS No. 123:

	Fiscal Year Ended June 30,
	2004	2003	2002
Net loss as reported	$(7,076,051)	$(5,164,944)	$(5,591,241)
Stock-based compensation determined under the fair value method	(11,315)	(28,362)	(113,098)

Pro forma net loss	$(7,087,366)	$(5,193,306)	$(5,704,339)

Loss per common share:
Basic and diluted – as reported	$(0.10)	$(0.11)	$(0.14)
Basic and diluted – pro forma	$(0.10)	$(0.11)	$(0.14)

The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per share for fiscal years 2004, 2003, and 2002, are not likely to be representative of the pro forma results of net loss and net loss per share in future years since the number of options to be issued under our stock option plan is not known and the assumptions used to determine the fair value of stock options can vary significantly.

Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options totaling 378,000 and contingently issuable shares totaling 11,732,760 is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options or issuance of contingently issuable shares and has been presented jointly with basic loss per share.

Comprehensive Loss: SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. As reflected in our consolidated statement of changes in stockholders’ equity, our comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

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

The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock. In January 2002, ViraNative achieved two milestones defined in the acquisition agreement. As a result, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock. In connection with the acquisition, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if a Mutual Recognition Procedures application is filed and receives approval from the requisite national and EU regulatory authorities for the use, sale and marketing of Multiferon in certain countries, which must include Germany; and

•	2,933,190 additional shares when and if Multiferon has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when Multiferon has been approved by the requisite regulatory bodies for sale in the USA.

If and as each of these milestones is met, additional shares of Viragen International will be issued.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The goodwill reported in our balance sheets as of June 30, 2004 and June 30, 2003 arose from our acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones by ViraNative in January 2002 as discussed in Note B. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $2,707,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the years ended June 30, 2004 and June 30, 2003:

Balance as of June 30, 2002	$8,460,940
Foreign exchange adjustment	1,217,362

Balance as of June 30, 2003	9,678,302
Foreign exchange adjustment	616,838

Balance as of June 30, 2004	$10,295,140

The developed technology intangible asset reported in our balance sheets as of June 30, 2004 and June 30, 2003 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of June 30, 2004 and June 30, 2003 is as follows:

	June 30,
	2004	2003
Developed technology	$2,268,472	$2,132,555
Accumulated amortization	(440,350)	(263,433)

Developed technology, net	$1,828,122	$1,869,122

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $618,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

Amortization expense recognized for the fiscal year ended June 30, 2004 was $158,270. Estimated amortization expense for the five succeeding fiscal years is as follows:

2005	$159,000
2006	159,000
2007	159,000
2008	159,000
2009	159,000

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

NOTE D - DEBT

Line of Credit

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden with maximum borrowing capacity of approximately $1.1 million as of June 30, 2004. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 7.4% at June 30, 2004. The facility renews annually and was renewed in December 2003. Outstanding borrowings under this agreement totaled approximately $807,000 and $999,000 as of June 30, 2004 and 2003, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable. Subsequent to June 30, 2004, the terms on this overdraft facility were renegotiated to provide for a reduced interest rate of 5.25% and maximum borrowing capacity of approximately $795,000.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – DEBT – (Continued)

Long term debt is comprised of the following:

	June 30,
	2004	2003
Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described below.	$689,104	$680,207
Credit facility in Sweden. Quarterly payments of principal and interest as described below.	536,706	504,549

	1,225,810	1,184,756
Less current portion	(153,723)	(60,421)

	$1,072,087	$1,124,335

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $689,000 and $680,000 at June 30, 2004 and 2003, respectively. This loan carries a floating rate of interest which was approximately 5.25% at June 30, 2004 and June 30, 2003. We are required to make quarterly payments of principal and interest of approximately $12,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.7 million as of June 30, 2004.

Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we are required to make quarterly payments of principal and interest of approximately $34,000. The loan carries a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 9.30% as of June 30, 2004 and 10.60% as of June 30, 2003. This loan had an outstanding balance, which is payable in Swedish Krona, of approximately $537,000 and $505,000 at June 30, 2004 and 2003, respectively.

Long-term debt outstanding at June 30, 2004 matures as follows:

2005	$154,000
2006	154,000
2007	154,000
2008	154,000
2009	94,000
Thereafter	362,000

NOTE E – ROYALTY AGREEMENT

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

NOTE E – ROYALTY AGREEMENT – (Continued)

These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by Viragen, Inc. prior to May 1993 under the agreement are payable to Medicore as the final payment. From May 1993 through September 2001, Viragen, Inc. paid royalties under the amended agreement totaling approximately $70,000.

Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, are payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 is payable by August 1, 2005. The first two installments totaling $60,000, plus $3,000 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the fiscal year ended June 30, 2004, royalties due under the agreement totaled approximately $13,000.

NOTE F – CAPITAL STOCK

    Common Stock

As of June 30 2004, Viragen International has 90 million authorized shares of common stock and there are 68,113,764 outstanding shares of common stock. Viragen, Inc. owns 54,262,745 shares (79.7%) of our outstanding common stock.

On September 28, 2001, we issued 2,933,190 shares of common stock as the initial consideration in connection with the acquisition of ViraNative. During January 2002, an additional 8,799,570 shares of common stock were issued to the former shareholders of ViraNative, which represented achievement of the first two milestones as defined in the ViraNative purchase agreement. In connection with the acquisition, the former shareholders of ViraNative are entitled to an additional 11,732,760 shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals. If ViraNative meets all of the milestones under the purchase agreement, Viragen’s ownership interest in Viragen International would be reduced to approximately 68% from 79.7% as of June 30, 2004, assuming shares are not issued for any other purposes.

On December 31, 2002, we issued to Viragen 4,479,167 shares of our common stock to settle $500,000 in licensing fees payable to Viragen, plus accrued interest totaling $37,500. The shares were issued at $0.12 per share, the closing price of our common stock on that date, as quoted on the over-the-counter bulletin board.

On June 30, 2003, Viragen contributed to capital $6,000,000 in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.35 per share as quoted on the over-the-counter bulletin board. Viragen received 17,142,857 shares of our common stock for the capital contribution.

On August 31, 2004, Viragen contributed to capital $1,000,000 in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.18 per share as quoted on the over-the-counter bulletin board. Viragen received 5,555,556 shares of our common stock for the capital contribution. This contribution increased Viragen’s ownership of our outstanding common stock to approximately 81%.

Stock Options

Viragen International’s 1997 Incentive Stock Option Plan has authorized the grant of options to employees, directors, or consultants for up to 600,000 shares of our common stock, of which 219,800 remained available at June 30, 2004. Options granted under the plan have various vest dates and all options granted have 5 year terms from the vesting date.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – CAPITAL STOCK – (Continued)

A summary of our stock option activity and related information for the fiscal years ended June 30, follows:

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Outstanding at June 30, 2001	307,300	$2.61	271,500	$2.84
Granted	257,000	0.83
Exercised	—	—
Canceled/Expired	(93,000)	2.99

Outstanding at June 30, 2002	471,300	1.66	353,800	1.93
Granted	102,500	0.23
Exercised	—	—
Canceled/Expired	(201,300)	2.72

Outstanding at June 30, 2003	372,500	0.69	333,750	0.75
Granted	50,000	0.35
Exercised	—	—
Canceled/Expired	(44,500)	0.77

Outstanding at June 30, 2004	378,000	$0.64	353,000	$0.66

The following table summarizes information about Viragen International’s stock options outstanding at June 30, 2004:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.07 - $0.13	52,500	4.15 years	$0.10	52,500	$0.10
$0.35 - $0.37	75,000	4.33 years	$0.36	50,000	$0.22
$0.70 - $1.19	250,500	2.24 years	$0.83	250,500	$0.83

$0.07 - $1.19	378,000	2.92 years	$0.64	353,000	$0.66

Stock-Based Compensation

We account for our stock-based compensation arrangements under the provisions of APB No. 25 and related Interpretations in accounting for our employee and director stock options. Under APB No. 25, since the exercise price of the Company’s employee and director stock options granted during fiscal 2002 through 2004 were equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information presented in Note A regarding net loss and loss per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if we had accounted for its employee stock options under the fair value method of those statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for all periods; risk-free interest rates of 2.00% for 2004, 2.17% for 2003 and 4.19% for 2002; volatility factor of the expected market price of our common stock of 1.02 for 2004, 0.90 for 2003 and 1.04 for 2002; and an expected life of the option of three years. The weighted average fair values of the options granted in 2004, 2003 and 2002 were $0.22, $0.14 and $0.54, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – CAPITAL STOCK – (Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. Accordingly, we have not adopted SFAS No. 123 and SFAS No. 148 to account for our employee stock options.

Shares of Common Stock Reserved

Shares of Viragen International’s common stock reserved at June 30, 2004, for possible future issuance are as follows:

Shares to be issued if additional milestones are achieved by ViraNative	11,732,760
1997 Incentive Stock Option Plan	597,800

12,330,560

NOTE G – TRANSACTIONS WITH PARENT

On July 12, 1995, Viragen (Scotland) Limited, our wholly owned subsidiary, entered into a technology license agreement (License Agreement) with Viragen Technology, Inc., a wholly owned subsidiary of Viragen, Inc., our parent company. The License Agreement granted Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon. On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen executed a termination agreement, terminating the license agreement between the parties. The license agreement was terminated as we are commercializing our Multiferon technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the license agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized subsequent to September 28, 2001. The termination agreement provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would accrue interest at 6% per annum and be paid in cash or stock by September 30, 2002, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance of 4,479,167 shares of Viragen International common stock valued at $0.12 per share, the then current market price.

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of time spent. Management believes that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. The amount of expenses allocated by Viragen totaled approximately $967,000, $885,000, and $319,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf our parent company, Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to Viragen as incurred. For fiscal 2004 and 2003, total research and development costs charged to Viragen totaled approximately $1,164,000 and $1,574,000, respectively. The amount of administrative expenses charged to Viragen totaled approximately $224,000 and $170,000, for fiscal 2004 and 2003, respectively. These expenses charged to Viragen are offset against the respective line items on our statement of operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – TRANSACTIONS WITH PARENT – (Continued)

In January, February, April, May, and June 2003, we, our subsidiaries and all wholly-owned subsidiaries of Viragen executed guarantee and security agreements collateralizing a series of convertible debentures issued by Viragen totaling approximately $11.8 million. The guarantee and security agreements covered all assets, including tangible and intangible assets not otherwise pledged, of Viragen and its subsidiaries, including Viragen International. As of June 30, 2004, there was no principal balance outstanding on these convertible debentures. Viragen satisfied the obligation either by payment of the outstanding debentures or through the issuance of shares of Viragen common stock upon conversion of the debentures.

NOTE H – INCOME TAXES

Viragen International files separate U.S. income tax returns. ViraNative, a wholly-owned subsidiary of Viragen International, files separate income tax returns in Sweden. Viragen (Scotland) Ltd., a wholly-owned subsidiary of Viragen International, files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH, a wholly-owned subsidiary of Viragen International that has been dormant since inception, files separate income tax returns in Germany.

For financial reporting purposes, net loss before income taxes includes the following components:

	Year Ended June 30,
	2004	2003	2002
U.S.	$(1,508,584)	$(1,393,991)	$(561,287)
Foreign	(5,611,295)	(3,831,639)	(5,897,946)

	$(7,119,879)	$(5,225,630)	$(6,459,233)

The components of Viragen International’s income tax benefit are as follows:

	Year Ended June 30,
	2004	2003	2002
Current:
Foreign	$—	$—	$809,834
U.S.	—	—	—

	—	—	809,834
Deferred:
Foreign	—	—	—
U.S.	43,828	60,686	58,158

	43,828	60,686	58,158

Total income tax provision	$43,828	$60,686	$867,992

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – INCOME TAXES – (Continued)

Net deferred income taxes of our U.S. operations at June 30, 2004 and 2003 are approximately as follows:

	June 30,
	2004	2003
Deferred income tax assets:
Accrued liabilities	$11,000	$46,000
Other	2,000	2,000
Operating loss carry-forwards	2,264,000	1,758,000

Total deferred tax assets	2,277,000	1,806,000
Valuation allowance for deferred tax assets	(2,277,000)	(1,806,000)

	—	—
Deferred income tax liabilities:
Identifiable intangibles	(500,000)	(544,000)

Net deferred income tax liability	$(500,000)	$(544,000)

The changes in our valuation allowance were net increases of $471,000, $485,000, and $153,000, for the years ended June 30, 2004, 2003 and 2002, respectively.

We have net operating loss carry-forwards for U.S. income tax purposes, with expiration dates, as follows:

Net Operating Losses	Expiration
$498,000	2005—2007
606,000	2008—2010
4,913,000	2011—2019

$6,017,000

These carryfowards include $1,120,000 whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382.

Net operating losses of Viragen (Scotland) totaling approximately $24.8 million are being carried forward to future periods at June 30, 2004. At June 30, 2004, ViraNative has approximately $8.2 million in net operating loss carry-forwards available to offset future taxable income.

The reconciliation of income tax benefit computed at the U.S. federal statutory rate applied to our net loss is as follows:

	Year Ended June 30,
	2004	2003	2002
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal	(3.63)	(3.63)	(3.63)
Foreign R&D tax credit	—	—	(12.50)
Change in valuation allowance	37.01	36.46	36.73

	(0.62)%	(1.17)%	(13.40)%

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I - COMMITMENTS

In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $32,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we signed sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $8,000.

Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umea, Sweden. This space is covered by two separate leases. These leases were renewed through December 2006 at a total lease cost of approximately $31,000 per month. Our Multiferon product is manufactured in this facility.

We maintain shared administrative offices with Viragen, Inc., our parent company, in a 14,800 square foot facility located in Plantation, Florida. The amount of rent allocated to us by Viragen was approximately $164,000, $126,000, and $32,000 for fiscals 2004, 2003, and 2002, respectively.

During the years ended June 30, 2004, 2003 and 2002, we recognized approximately $956,000, $844,000, and $649,000, respectively, in rent expense and related charges arising from facilities leases.

The company has also entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months.

The approximate minimum rental payments required under our facility and equipment lease agreements are aproximately:

2005	$792,000
2006	659,000
2007	152,000
2008	15,000
2009	4,000

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

NOTE K – GEOGRAPHIC AND SEGMENT INFORMATION

We define geographical regions as countries in which we operate. We operate extensively through our foreign wholly owned subsidiaries, ViraNative AB, a Swedish company located in Umeå, Sweden and Viragen (Scotland) Ltd., a Scottish company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and laboratory facilities. Our corporate headquarters located in Plantation, Florida conducts only administrative activities.

The following table reconciles long-lived assets by geographic region to the consolidated total:

	June 30,
Region	2004	2003
United Kingdom	$3,165,472	$3,463,201
Sweden	15,501,720	13,696,380
United States	—	—

	$18,667,192	$17,159,581

Our operations are currently confined to a single business segment: the development and sale of natural human alpha interferon. All of the company’s sales for 2004, 2003 and 2002 have been to external customers located outside of the United States. Revenue is attributed to external customers in individual countries based on the location of the customer.

The following table illustrates product revenue by country of origin:

	Year ended June 30,
Country	2004	2003	2002
Italy	$—	$287,769	$1,036,650
Sweden	140,320	279,557	161,116
Mexico	35,723	—	—
Other	90,094	63,459	77,498

	$266,137	$630,785	$1,275,264

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – GEOGRAPHIC AND SEGMENT INFORMATION – (Continued)

During 2004, product revenue from customers in Sweden, Germany, Indonesia and Mexico, accounted for approximately 53%, 17%, 17%, and 13% of total product sales, respectively. During 2003, product revenue from customers in Italy and Sweden accounted for approximately 54% and 44% of total revenue, respectively. During 2003 and 2002, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) in Italy under a contractual arrangement that expired in December 2002. Alfa Wassermann, our only customer in Italy, accounted for approximately 54% and 81% of total revenue for 2003 and 2002, respectively.

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

	Three Months Ended
	September 30	December 31	March 31	June 30
Fiscal 2004
Product sales	$51,606	$60,041	$76,678	$77,812
Cost of sales	369,007	532,023	619,847	525,922
Net loss	(1,424,615)	(1,686,858)	(2,103,807)	(1,860,771)
Basic and diluted net loss per share of common stock	(0.02)	(0.02)	(0.03)	(0.03)
Weighted average shares of common stock outstanding	68,113,764	68,113,764	68,113,764	68,113,764

Fiscal 2003
Product sales	$344,885	$126,592	$48,140	$111,168
Cost of sales	318,173	103,784	325,207	549,527
Net loss	(1,105,902)	(1,115,337)	(1,383,054)	(1,560,651)
Basic and diluted net loss per share of common stock	(0.02)	(0.02)	(0.03)	(0.03)
Weighted average shares of common stock outstanding	46,491,740	46,540,427	50,970,907	51,159,290

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX OF EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002