Form 10-Q
period 2004-09-30
VIRAGEN INTERNATIONAL INC
filed 2004-11-05
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2004, there were 73,669,320 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Product sales	$30,417	$51,606

Costs and expenses
Cost of sales	476,260	369,007
Research and development	400,872	312,269
Selling, general and administrative	1,057,870	846,784
Amortization of intangible assets	40,380	37,413
Interest expense	49,221	39,330
Interest and other income, net	(43,828)	(117,625)

Loss before income taxes	(1,950,358)	(1,435,572)
Income tax benefit	10,957	10,957

Net loss	$(1,939,401)	$(1,424,615)

Loss per common share - basic and diluted	$(0.03)	$(0.02)

Weighted average common shares - basic and diluted	69,985,745	68,113,764

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$455,212	$688,985
Accounts receivable	22,318	31,788
Inventories	3,544,610	3,477,214
Prepaid expenses	172,608	238,258
Other current assets	97,301	221,807

Total current assets	4,292,049	4,658,052
Property, plant and equipment
Land, building and improvements	3,452,977	3,425,723
Equipment and furniture	4,737,310	4,675,402
Construction in progress	1,917,970	1,861,846

	10,108,257	9,962,971
Less accumulated depreciation	(3,604,509)	(3,419,041)

	6,503,748	6,543,930
Goodwill	10,574,815	10,295,140
Developed technology, net	1,836,664	1,828,122

	$23,207,276	$23,325,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$574,851	$540,028
Accrued expenses and other liabilities	544,594	728,492
Line of credit	49,363	806,899
Current portion of long-term debt	35,391	153,723

Total current liabilities	1,204,199	2,229,142
Long-term debt, less current portion	663,585	1,072,087
Advances from parent	14,466,577	12,623,782
Deferred income tax liability	489,411	500,368
Commitments

Stockholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; 73,669,320 shares issued and outstanding at September 30, 2004; 68,113,764 shares issued and outstanding at June 30, 2004;	736,694	681,138
Capital in excess of par value	46,482,347	45,537,903
Accumulated deficit	(44,966,703)	(43,027,302)
Accumulated other comprehensive income	4,131,166	3,708,126

Total stockholders’ equity	6,383,504	6,899,865

	$23,207,276	$23,325,244

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,939,401)	$(1,424,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,599	181,936
Amortization of intangible assets	40,380	37,413
Deferred income tax benefit	(10,957)	(10,957)
Increase (decrease) relating to operating activities from:
Accounts receivable	9,470	(48,334)
Inventories	(67,396)	(151,070)
Prepaid expenses and other current assets	165,418	53,242
Accounts payable and accrued expenses	(149,075)	(991,162)

Net cash used in operating activities	(1,770,962)	(2,353,547)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(62,350)	(44,038)
Proceeds from sale of property, plant and equipment	24,738	—

Net cash used in investing activities	(37,612)	(44,038)

FINANCING ACTIVITIES
Advances from parent	2,842,795	3,546,219
Payments on line of credit, net	(702,816)	(103,687)
Payments on long-term debt	(560,086)	(8,050)

Net cash provided by financing activities	1,579,893	3,434,482
Effect of exchange rate fluctuations on cash and cash equivalents	(5,092)	140,911

(Decrease) increase in cash and cash equivalents	(233,773)	1,177,808
Cash and cash equivalents at beginning of period	688,985	264,224

Cash and cash equivalents at end of period	$455,212	$1,442,032

During the three months ended September 30, 2004 and 2003, Viragen International had the following non-cash financing activity:

	September 30,
	2004	2003
Contribution to capital of inter-company balances by Viragen, Inc.	$1,000,000	$—

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION

We are engaged in the research, development, manufacture, and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of Multiferon® from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases such as hepatitis.

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of September 30, 2004, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate primarily through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

The accompanying interim consolidated condensed financial statements include Viragen International, Inc. and all of its subsidiaries, including those operating outside the United States of America. All significant transactions among our subsidiaries have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission.

The accompanying interim consolidated condensed financial statements for Viragen International have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

During the three months ended September 30, 2004 we incurred a loss of approximately $1,939,000. During the fiscal years ended June 30, 2004, 2003 and 2002, we incurred significant losses of approximately $7,076,000, $5,165,000 and $5,591,000, respectively, and have an accumulated deficit of approximately $44,967,000 as of September 30, 2004. We had a cash balance of approximately $455,000 and working capital of approximately $3,088,000 at September 30, 2004. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from our operations, Viragen’s plans include seeking additional capital through equity and debt financings.

NOTE B – STOCK-BASED COMPENSATION

As currently permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. See Note J for proposed pronouncement.

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock based compensation as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended September 30,
	2004	2003
Net loss as reported	$(1,939,401)	$(1,424,615)
Stock based compensation determined under the fair value method	(966)	(6,623)

Pro forma net loss	$(1,940,367)	$(1,431,238)

Loss per common share:
Basic and diluted – as reported	$(0.03)	$(0.02)
Basic and diluted – pro forma	$(0.03)	$(0.02)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per share for the three months ended September 30, 2004 and 2003, are not likely to be representative of the pro forma results of net loss and net loss per share in future years since the number of options to be issued under our stock option plan is not known and the assumptions used to determine the fair value of stock options can vary significantly.

NOTE C – INVENTORIES

Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead, are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

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

Inventories consisted of the following at September 30, 2004 and June 30, 2004:

	September 30, 2004	June 30, 2004
Finished product	$1,030,741	$1,038,944
Work in process	2,235,231	2,176,116
Raw materials and supplies	278,638	262,154

Total inventories	$3,544,610	$3,477,214

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

On September 28, 2001, we acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. Subsequent to the acquisition, BioNative was renamed ViraNative. The initial purchase consideration consisted of 2,933,190 shares of Viragen International common stock. In January 2002, ViraNative achieved two milestones defined in the acquisition agreement. As a result, the former shareholders of ViraNative were issued an additional 8,799,570 shares of Viragen International common stock.

The goodwill reported in our balance sheets as of September 30, 2004 and June 30, 2004 arose from our acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $2,987,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2004:

Balance as of June 30, 2004	$10,295,140
Foreign exchange adjustment	279,675

Balance as of September 30, 2004	$10,574,815

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

The developed technology intangible asset reported in our balance sheets as of September 30, 2004 and June 30, 2004 arose from our acquisition of ViraNative. A detail of our developed technology intangible asset as of Sepember 30, 2004 and June 30, 2004 is as follows:

	September 30, 2004	June 30, 2004
Developed technology	$2,330,096	$2,268,472
Accumulated amortization	(493,432)	(440,350)

Developed technology, net	$1,836,664	$1,828,122

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $680,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE E – DEBT

Line of Credit

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $817,000 as of September 30, 2004 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 5.25% at September 30, 2004 compared to 7.4% at June 30, 2004. This overdraft facility renews annually and was renewed in December 2003. Outstanding borrowings under this agreement were approximately $49,000 and $807,000 as of September 30, 2004 and June 30, 2004, respectively. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $699,000 and $689,000 at September 30, 2004 and June 30, 2004, respectively. This loan carries a floating rate of interest which was approximately 5.25% at September 30, 2004 and June 30, 2004. We are required to make quarterly payments of principal and interest of approximately $12,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.8 million as of September 30, 2004.

Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we were required to make quarterly payments of principal and interest of approximately $34,000. The loan carried a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 9.3% as of June 30, 2004. This loan had an outstanding balance, which was payable in Swedish Krona, of approximately $537,000 at June 30, 2004. On September 30, 2004, we paid the entire outstanding principal including accrued interest on this loan. No amounts are due on this loan as of September 30, 2004.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE F – CAPITAL STOCK

On August 31, 2004, Viragen contributed to capital $1,000,000 in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.18 per share as quoted on the over-the-counter bulletin board. Viragen received 5,555,556 shares of our common stock for the capital contribution. This contribution increased Viragen’s ownership of our outstanding common stock to approximately 81.2%.

In connection with the acquisition of ViraNative discussed in Note D, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

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

Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, are payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 is payable by August 1, 2005. The first two installments totaling $60,000, plus $3,000 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the three months ended September 30, 2004 and 2003, royalties due under the agreement totaled approximately $2,000 and $2,600, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE H – COMPREHENSIVE LOSS

Comprehensive loss is comprised of our net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,
	2004	2003
Net loss	$(1,939,401)	$(1,424,615)
Other comprehensive income:
Currency translation adjustment	423,040	685,927

Comprehensive loss	$(1,516,361)	$(738,688)

NOTE I – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance and rent. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three months ended September 30, 2004 and 2003, expenses allocated by Viragen totaled approximately $277,000 and $224,000, respectively.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to Viragen as incurred. For the three months ended September 30, 2004 and 2003, research and development costs charged to Viragen totaled approximately $347,000 and $234,000, respectively. The amount of administrative expenses charged to Viragen totaled approximately $45,000 and $26,000, for the three months ended September 30, 2004 and 2003, respectively. These expenses charged to Viragen are offset against the respective line items on our statements of operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2004, FASB announced that SFAS No. 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on our consolidated financial position and results of its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are engaged in the research, development, manufacture, and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of Multiferon® from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases such as hepatitis.

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of September 30, 2004, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

Cautionary Factors That May Affect Future Results

This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also, our management may make forward-looking statements orally to investors, analysts, the media and others.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may.”

Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-75998) filed on November 22, 2002 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933. You should read them. You should also read the risk factors identified from time to time in our reports on Forms 10-Q or 10-K and registration statements and amendments, if any. We will provide you with a copy of any or all of these documents at no charge. Copies of these documents may also be obtained free of charge from our website at www.viragen.com and the Securities and Exchange Commission website at www.sec.gov. The information on our website is neither incorporated into, nor a part of this report.

Our business, results of operations and financial condition could be adversely affected by a number of risks and uncertainties, including the following:

•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials, and successfully market our product;

•	whether the efficacy, production, price and timing of approvals of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether, despite achievement of regulatory approvals, our products are accepted as a treatment superior to that of our competitors; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

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

Recent Developments

In October 2004, we announced the results from a 7-year follow-up to a Phase II/III clinical study that evaluated the use of Multiferon®, our natural human alpha interferon, for the treatment of malignant melanoma after surgical removal of all tumor masses compared to surgery alone. The analysis confirmed a statistically significant increase in overall survival for patients treated with adjuvant dacarbazine (DTIC) followed by Multiferon, compared to patients with no adjuvant treatment. The study data will serve as the basis for an application that we intend to file in Sweden to seek expanded approval for Multiferon to include the first-line adjuvant treatment of high-risk malignant melanoma.

After a 7-year follow-up, the results showed an actual 51.3% overall survival in high-risk patients treated with short-term DTIC, followed by Multiferon as adjuvant low-dose treatment for 6 months versus 30.3% overall survival among patients who underwent surgery only (p=0.0077).

A follow-up beyond 7 years was obtained in most patients and 9-year follow-up results showed an estimated 50.9% overall survival in the treated population versus 23.5% in the control group. This suggests that a significant survival benefit is sustained beyond 7 years.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Cost of raw materials and supplies are determined on a first-in, first-out basis. Cost of work in process and finished product, consisting of raw materials, labor and overhead, are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory writedowns, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2004, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of the shares of our common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources

We are currently dependent upon advances by Viragen, Inc., our parent company, and to a lesser extent, revenue generated from the sale of our natural human alpha interferon product, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from our operations, Viragen’s plans include seeking additional capital through equity and debt financings.

For the three months ended September 30, 2004, our funding consisted of revenue generated from the sale of our natural human alpha interferon product totaling approximately $30,000 and advances from our parent company totaling approximately $2,843,000. At September 30, 2004, cash on hand totaled approximately $455,000 and working capital totaled approximately $3,088,000, an increase of approximately $659,000 when compared to working capital of approximately $2,429,000 as of June 30, 2004. This increase in working capital is mainly attributed to a reduction in outstanding borrowings on our line of credit totaling approximately $703,000. Cash used to fund operations during the three months ended September 30, 2004 totaled approximately $1,771,000. During the three months ended September 30, 2004, we also had capital expenditures totaling approximately $62,000.

Our future cash requirements are dependent upon many factors, including:

•	revenue generated from the sale of our natural human alpha interferon product;

•	progress with future clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.

For the remainder of fiscal 2005, we anticipate the need of approximately $6.0 million for operating activities, $700,000 for investing activities and $100,000 to service our financing obligations other than with our parent, Viragen.

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. Maximum borrowing capacity on this overdraft facility was approximately $817,000 as of September 30, 2004 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 5.25% at September 30, 2004 compared to 7.4% at June 30, 2004. The facility renews annually and was renewed in December 2003. Outstanding borrowings under this agreement were approximately $49,000 and $807,000 as of September 30, 2004 and June 30, 2004, respectively. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

On August 31, 2004, Viragen contributed to capital $1,000,000 in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.18 per share as quoted on the over-the-counter bulletin board. Viragen received 5,555,556 shares of our common stock for the capital contribution. This contribution increased Viragen’s ownership of our outstanding common stock to approximately 81.2%.

Manufacturing of Multiferon at our leased facility in Umea, Sweden, had been suspended since March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility also located in Umea, Sweden. Renovation of this facility commenced in 2003 and was in line with our plan to expand our productive capacity of our natural human alpha interferon. The cost of this initial phase totaled approximately $1.5 million and was completed during September 2004. Following final validation of this facility, production of Multiferon will resume as demand dictates. We believe that our current inventory levels are sufficient to meet our current sales forecasts for the remainder of at least fiscal 2005. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional estimated $10 million.

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

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholders’ equity in our statement of financial position; and

•	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Results of Operations

Product sales

For the three months ended September 30, 2004, product sales totaled approximately $30,000 compared to product sales of approximately $52,000 for the three months ended September 30, 2003. This decrease in product sales of approximately $22,000 is primarily attributed to sales of our natural human alpha interferon product in Indonesia during the three months ended September 30, 2003 totaling approximately $15,000 with no corresponding sales during the quarter ended September 30, 2004.

We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon is a critical care product that is typically administered in a hospital setting. Therefore, in certain instances, it must be part of a hospital’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

There are other challenges associated with international marketing activities including: language and cultural barriers, in some cases poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It will take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales

Cost of sales, which includes excess/idle production costs, totaled approximately $476,000 for the three months ended September 30, 2004. The increase in cost of sales of approximately $107,000 for the three months ended September 30, 2004, and the resulting negative margins, are attributed to excess/idle capacity costs. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umea, Sweden. We will continue to incur excess/idle production costs until we resume production at normal operating levels that absorb our fixed production costs.

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended September 30, 2004 totaled approximately $401,000, an increase of approximately $89,000 when compared to the three months ended September 30, 2003. This increase in research and development costs was primarily attributed to an increase in consulting fees incurred at our Florida headquarters of approximately $84,000 during the three months ended September 30, 2004.

We will continue incurring research and development costs, including projects associated with Multiferon as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product and related technologies. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the three months ended September 30, 2004, selling, general and administrative expenses totaled approximately $1,058,000, an increase of approximately $211,000 when compared to the three months ended September 30, 2003. This increase is mainly attributed to increases in personnel-related costs, consulting fees, and legal fees at our Florida headquarters of approximately $53,000, $52,000 and $27,000, respectively. Also contributing to the increase in selling, general and administrative expenses were increases in legal fees and consulting fees at our Swedish subsidiary of approximately $19,000 and $15,000, respectively.

Our successful commercialization of Multiferon will require additional marketing and promotional activities, which is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

We anticipate that selling related expenses will increase significantly in fiscal 2005. This increase is mainly expected due to the planned expansion of our Multiferon sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs. We also expect to incur significant costs associated with efforts necessary to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three months ended September 30, 2004, amortization of intangible assets totaled approximately $40,000, compared to approximately $37,000 during the three months ended September 30, 2003.

Interest Expense

Interest expense primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. Interest expense for the three months ended September 30, 2004 totaled approximately $49,000, compared to approximately $39,000 for three months ended September 30, 2003. These credit facilities have interest rates of approximately 5.25%. We expect interest expense to decrease in fiscal 2005 compared to fiscal 2004 due to the repayment in July 2004 of one of our loans that carried a high interest rate and a reduction in the interest rate on our line of credit in Sweden.

Interest and other income, net

The primary components of interest and other income, net are interest earned on cash and cash equivalents, sub-lease income on certain office space in our facility in Scotland, transaction gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish subsidiary. For the three months ended September 30, 2004, interest and other income totaled approximately $44,000, which is a decrease of approximately $74,000 compared to the three months ended September 30, 2003. This decrease is mainly attributed to a decrease in income generated from research and development support services provided by our Swedish subsidiary totaling approximately $95,000. This decrease was offset in part by an increase in sub-lease income at our Scottish facility totaling approximately $8,000.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three months ended September 30, 2004 and 2003, income tax benefit totaled approximately $11,000. Income tax benefit for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $489,000 as of September 30, 2004, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

As of June 30, 2004, we had a net operating loss carry-forward of approximately $6 million for U.S. federal income tax purposes expiring between 2005 and 2024. Approximately $1.1 million of this amount will expire by the year 2010. These losses may be used to offset taxable income, if any, during those periods. Our ability to generate revenue and net income during future periods is dependent upon obtaining regulatory approvals for further commercialization of Multiferon. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. At June 30, 2004, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $24.8 million and $8.2 million, respectively.

Recent Accounting Pronouncements

In October 2004, FASB announced that SFAS No. 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on our consolidated financial position and results of its operations.

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

During the three months ended September 30, 2004, the U.S. dollar experienced adverse fluctuations against the Swedish Krona. Based on foreign currency exchange rates as of September 30, 2004, the U.S. dollar has lost approximately 2.72% of its value against the Swedish Krona since June 30, 2004. The weakening of the U.S. dollar has resulted in greater revenues, operating expenses, assets and liabilities of our foreign subsidiaries when translated to U.S. dollars.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of September 30, 2004.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all potential for error or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2004, we issued 5,555,556 shares of our common stock to Viragen as consideration for Viragen’s contribution to our capital of $1,000,000 in inter-company debt owed to Viragen by Viragen International. On that date, the closing price of our common stock was $0.18 per share as quoted on the over-the-counter bulletin board. Viragen received 5,555,556 shares of our common stock for the capital contribution. This contribution increased Viragen’s ownership of our outstanding common stock to approximately 81.2%.

This transaction was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder as transactions by an issuer not involving any public offering. No underwriting or placement agent was utilized in connection with this transaction and no commissions or similar fees were paid to any party.

Item 6. Exhibits

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

.	Viragen International, Inc

Date: November 4, 2004	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and
Principal Financial Officer

Date: November 4, 2004	By:	/s/ Nicholas M. Burke
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