Form 10-Q
period 2004-12-31
VIRAGEN INTERNATIONAL INC
filed 2005-02-08
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2004

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

As of February 4, 2005, there were 73,669,320 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Product sales	$52,548	$60,041	$82,965	$111,647

Costs and expenses
Cost of sales	754,352	532,023	1,230,612	901,030
Inventory write-down	539,900	—	539,900	—
Research and development	193,629	341,027	594,501	653,296
Selling, general and administrative	1,136,000	939,388	2,193,870	1,786,172
Amortization of intangible assets	43,503	38,814	83,883	76,227
Interest and other income	(664,116)	(138,341)	(707,944)	(255,966)
Interest expense	14,391	44,945	63,612	84,275

Loss before income taxes	(1,965,111)	(1,697,815)	(3,915,469)	(3,133,387)
Income tax benefit	10,957	10,957	21,914	21,914

Net loss	$(1,954,154)	$(1,686,858)	$(3,893,555)	$(3,111,473)

Loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Weighted average common shares - basic and diluted	73,669,320	68,113,764	71,827,532	68,113,764

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,052,756	$688,985
Accounts receivable	17,585	31,788
Inventories	3,329,837	3,477,214
Prepaid expenses	164,151	238,258
Other current assets	92,448	221,807

Total current assets	4,656,777	4,658,052
Property, plant and equipment
Land, building and improvements	5,561,511	3,425,723
Equipment and furniture	5,194,473	4,675,402
Construction in progress	—	1,861,846

	10,755,984	9,962,971
Less accumulated depreciation	(4,102,202)	(3,419,041)

	6,653,782	6,543,930
Goodwill	11,761,879	10,295,140
Developed technology, net	1,997,102	1,828,122

	$25,069,540	$23,325,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$330,050	$540,028
Accrued expenses and other liabilities	637,346	728,492
Line of credit	—	806,899
Current portion of long-term debt	39,364	153,723

Total current liabilities	1,006,760	2,229,142
Long-term debt, less current portion	728,234	1,072,087
Advances from parent	16,871,217	12,623,782
Deferred income tax liability	478,454	500,368

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; 73,669,320 shares issued and outstanding at December 31, 2004; 68,113,764 shares issued and outstanding at June 30, 2004;	736,694	681,138
Capital in excess of par value	46,482,347	45,537,903
Accumulated deficit	(46,920,857)	(43,027,302)
Accumulated other comprehensive income	5,686,691	3,708,126

Total stockholders’ equity	5,984,875	6,899,865

	$25,069,540	$23,325,244

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(3,893,555)	$(3,111,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,431	374,103
Amortization of intangible assets	83,883	76,227
Inventory write-down	539,900	—
Loss on sale of property, plant and equipment	—	19,794
Deferred income tax benefit	(21,914)	(21,914)
Gain on remeasurement of liability to Viragen, Inc.	(595,776)	—
Increase (decrease) relating to operating activities from:
Accounts receivable	14,203	30,467
Inventories	(392,523)	(353,656)
Prepaid expenses and other current assets	178,728	(89,680)
Accounts payable and accrued expenses	(301,124)	(630,291)

Net cash used in operating activities	(4,001,747)	(3,706,423)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(85,586)	(754,295)
Contribution received for capital investment in Sweden	278,005	—

Net cash provided by (used in) investing activities	192,419	(754,295)

FINANCING ACTIVITIES
Advances from parent, net	5,247,435	4,319,462
Payments on line of credit, net	(779,955)	(247,008)
(Payments) borrowings on long-term debt, net	(569,794)	43,205

Net cash provided by financing activities	3,897,686	4,115,659
Effect of exchange rate fluctuations on cash and cash equivalents	275,413	400,799

Increase in cash and cash equivalents	363,771	55,740
Cash and cash equivalents at beginning of period	688,985	264,224

Cash and cash equivalents at end of period	$1,052,756	$319,964

During the six months ended December 31, 2004 and 2003, Viragen International had the following non-cash financing activity:
	December 31,
	2004	2003
Contribution to capital of inter-company balances by Viragen, Inc.	$1,000,000	$—

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION

We are engaged in the research, development, manufacture, and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of Multiferon® from human white blood cells, also known as leukocytes. Natural alpha interferon is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases such as hepatitis.

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of December 31, 2004, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate primarily through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

During the three and six months ended December 31, 2004 we incurred losses of approximately $1,954,000 and $3,894,000, respectively. During the fiscal years ended June 30, 2004, 2003 and 2002, we incurred significant losses of approximately $7,076,000, $5,165,000 and $5,591,000, respectively, and have an accumulated deficit of approximately $46,921,000 as of December 31, 2004. We had a cash balance of approximately $1,053,000 and working capital of approximately $3,650,000 at December 31, 2004. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from our operations, Viragen’s plans include seeking additional capital through equity and debt financings.

NOTE B – STOCK-BASED COMPENSATION

As currently permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, our employee stock option plan is accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is currently recognized if the exercise price is less than the fair value of our common stock on the grant date. See Note K for recent accounting pronouncement.

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net loss as reported	$(1,954,154)	$(1,686,858)	$(3,893,555)	$(3,111,473)
Stock based compensation determined under the fair value method	—	(1,740)	(966)	(8,363)

Pro forma net loss	$(1,954,154)	$(1,688,598)	$(3,894,521)	$(3,119,836)

Loss per common share:
Basic and diluted – as reported	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Basic and diluted – pro forma	$(0.03)	$(0.02)	$(0.05)	$(0.05)

The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per share for the three and six months ended December 31, 2004 and 2003, are not likely to be representative of the pro forma results of net loss and net loss per share in future periods. Specifically, the amount of stock-based compensation, including the number of stock options that may be issued under our stock option plan, and the terms of future stock-based compensation, are not known at this time. In addition, the assumptions used to determine the fair value of stock-based compensation can vary significantly.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE C – INVENTORIES

Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead, are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the quarter ended December 31, 2004 we recorded a write-down of our finished product inventory of approximately $540,000.

Inventories consisted of the following at December 31, 2004 and June 30, 2004:

	December 31, 2004	June 30, 2004
Finished product	$978,407	$1,038,944
Work in process	2,033,423	2,176,116
Raw materials and supplies	318,007	262,154

Total inventories	$3,329,837	$3,477,214

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The goodwill reported in our balance sheets as of December 31, 2004 and June 30, 2004 arose from our acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $4,174,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2004:

Balance as of June 30, 2004	$10,295,140
Foreign exchange adjustment	1,466,739

Balance as of December 31, 2004	$11,761,879

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As of April 1, 2004, we evaluated our goodwill for impairment with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

The developed technology intangible asset reported in our balance sheets as of December 31, 2004 and June 30, 2004 arose from our acquisition of ViraNative. A detail of our developed technology intangible asset as of December 31, 2004 and June 30, 2004 is as follows:

	December 31, 2004	June 30, 2004
Developed technology	$2,591,659	$2,268,472
Accumulated amortization	(594,557)	(440,350)

Developed technology, net	$1,997,102	$1,828,122

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $942,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – DEBT

Line of Credit

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $908,000 as of December 31, 2004 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at December 31, 2004 compared to 7.40% at June 30, 2004. This overdraft facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of December 31, 2004. Outstanding borrowings under this overdraft facility were approximately $807,000 as of June 30, 2004. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $768,000 and $689,000 at December 31, 2004 and June 30, 2004, respectively. This loan carries a floating rate of interest which was approximately 5.25% at December 31, 2004 and June 30, 2004. We are required to make quarterly payments of principal and interest of approximately $12,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.8 million as of December 31, 2004.

Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we were required to make quarterly payments of principal and interest of approximately $34,000. The loan carried a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 9.3% as of June 30, 2004. This loan had an outstanding balance, which was payable in Swedish Krona, of approximately $537,000 at June 30, 2004. On September 30, 2004, we paid the entire outstanding principal including accrued interest on this loan. No amounts are due on this loan as of December 31, 2004.

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

NOTE F – CAPITAL STOCK – (Continued)

In connection with the acquisition of ViraNative discussed in Note D, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if a Mutual Recognition Procedures application is filed and receives approval from the requisite national and EU regulatory authorities for the use, sale and marketing of Multiferon® in certain countries, which must include Germany; and

•	2,933,190 additional shares when and if Multiferon® has been approved by the requisite regulatory bodies in the EU for the treatment of Melanoma or when Multiferon® has been approved by the requisite regulatory bodies for sale in the USA.

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

Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, are payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 is payable by August 1, 2005. The first two installments totaling $60,000, plus $3,000 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the three months ended December 31, 2004 and 2003, royalties due under the agreement totaled approximately $2,000 and $3,000, respectively. For the six months ended December 31, 2004 and 2003, royalties due under the agreement totaled approximately $4,000 and $6,000, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net loss	$(1,954,154)	$(1,686,858)	$(3,893,555)	$(3,111,473)
Other comprehensive income:
Currency translation adjustment	1,555,525	1,033,684	1,978,565	1,719,611

Comprehensive loss	$(398,629)	$(653,174)	$(1,914,990)	$(1,391,862)

NOTE I – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three and six months ended December 31, 2004, expenses allocated by Viragen totaled approximately $343,000 and $690,000, respectively, compared to approximately $254,000 and $509,000 for the three and six months ended December 31, 2003, respectively.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to Viragen as incurred. For the three and six months ended December 31, 2004, research and development costs charged to Viragen totaled approximately $386,000 and $733,000, respectively compared to approximately $303,000 and $537,000 for the three and six months ended December 31, 2003, respectively. The amount of administrative expenses charged to Viragen totaled approximately $25,000 and $70,000, for the three and six months ended December 31, 2004, respectively compared to approximately $61,000 and $87,000 for the three and six months ended December 31, 2003, respectively. These expenses charged to Viragen are offset against the respective line items in our statements of operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE I – TRANSACTIONS WITH PARENT – (Continued)

During the quarter ended December 31, 2004 we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. Beginning in fiscal 2002, Viragen (Scotland) began gradually settling the liability by charging Viragen, Inc. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, during the quarter ended December 31, 2004, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

NOTE J – CONTRIBUTION

During the quarter ended December 31, 2004 we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversary, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard will be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. We plan to adopt Statement No. 123R on July 1, 2005. Statement No. 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are evaluating the methods of adoption and have not determined which method will be used to adopt the requirements of Statement 123R.

We are unable to determine the future impact of the adoption of Statement No. 123R on our results of operations because the amount and terms of future share-based payments are not known at this time. As of December 31, 2004, all outstanding stock options granted to employees and directors are fully vested. Had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per common share in Note B.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. Statement No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are engaged in the research, development, manufacture, and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of Multiferon® from human white blood cells, also known as leukocytes. Natural alpha interferon is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system. In addition, interferon inhibits the growth of various viruses including those associated with diseases such as hepatitis.

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of December 31, 2004, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

Our business, results of operations and financial condition could be materially and adversely affected by a number of risks and uncertainties, which could result in our having to curtail or possibly suspend or cease operations. These risks and uncertainties include the following:

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

Recent Developments

In November 2004, we announced the approval of Multiferon® for sale in Bulgaria. The Bulgarian regulatory authorities approved an application filed by our distribution partner, Arriani Pharmaceuticals S.A., who holds the exclusive rights to distribute the drug in Greece and designated Balkan countries. Multiferon® is now approved in Bulgaria for the second-line treatment of any and all diseases in which recombinant interferon therapy failed or the patient was unable to tolerate the regimen.

In October 2004, we announced the results from a 7-year follow-up to a Phase II/III clinical study that evaluated the use of Multiferon®, our natural human alpha interferon, for the treatment of malignant melanoma after surgical removal of all tumor masses compared to surgery alone. The analysis confirmed a statistically significant increase in overall survival for patients treated with adjuvant dacarbazine (DTIC) followed by Multiferon®, compared to patients with no adjuvant treatment. The study data served as the basis for our application, filed in February 2005 in Sweden, to seek expanded approval for Multiferon® to include the first-line adjuvant treatment of high-risk malignant melanoma.

After a 7-year follow-up, the results showed an actual 51.3% overall survival in high-risk patients treated with short-term DTIC, followed by Multiferon® as adjuvant low-dose treatment for 6 months versus 30.3% overall survival among patients who underwent surgery only (p=0.0077).

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Cost of raw materials and supplies are determined on a first-in, first-out basis. Cost of work in process and finished product, consisting of raw materials, labor and overhead, are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. All of our goodwill arose from the acquisition of ViraNative in September 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2004, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue projections or the fair market value of the shares of our common stock, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources

We are currently dependent upon advances by Viragen, Inc., our parent company, and to a lesser extent, revenue generated from the sale of our natural human alpha interferon product, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from our operations, Viragen’s plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Our or Viragen’s inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations.

For the six months ended December 31, 2004, our funding primarily consisted of net advances from our parent company totaling approximately $5,247,000. At December 31, 2004, cash on hand totaled approximately $1,053,000 and working capital totaled approximately $3,650,000, an increase of approximately $1,221,000 when compared to working capital of approximately $2,429,000 as of June 30, 2004. Cash used to fund operations during the six months ended December 31, 2004 totaled approximately $4,002,000. We utilized approximately $1,350,000 of the advances from our parent company to payoff the outstanding borrowings on our line of credit and a portion of our long-term debt in Sweden.

During the quarter ended December 31, 2004 we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversary, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

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

For the remainder of fiscal 2005, we anticipate the need of approximately $4.0 million for operating activities, $500,000 for investing activities and $50,000 to service our financing obligations other than with our parent, Viragen.

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $908,000 as of December 31, 2004 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at December 31, 2004 compared to 7.4% at June 30, 2004. The overdraft facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of December 31, 2004. Outstanding borrowings under this overdraft facility were approximately $807,000 as of June 30, 2004. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

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

Manufacturing of Multiferon® at our leased facility in Umeå, Sweden, was suspended in March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility also located in Umeå, Sweden. Renovation of this facility commenced in 2003 and was in line with our plan to expand our productive capacity of our natural human alpha interferon. The cost of this initial phase totaled approximately $1.5 million and was completed during September 2004. Production of Multiferon® will resume as demand dictates. We believe that our current inventory levels are sufficient to meet our current sales demand for the remainder of at least fiscal 2005. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional estimated $10 million.

We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level to offer patients an attractive alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon® and the completion of required clinical trials and facility expansions depend on our ability to raise significant additional funding.

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

Results of Operations

Product sales

For the three months ended December 31, 2004, product sales totaled approximately $53,000 compared to approximately $60,000 for the three months ended December 31, 2003. For the six months ended December 31, 2004, product sales totaled approximately $83,000 compared to approximately $112,000 for the six months ended December 31, 2003. These decreases in product sales of approximately $7,000 and $29,000, respectively, are primarily attributed to a reduction in sales volume in Sweden.

We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon® is a critical care product that is typically administered in a hospital setting. Therefore, in certain instances, it must be part of a hospital’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

There are other challenges associated with international marketing activities including: language and cultural barriers, in some cases poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon® may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It will take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales and Inventory Write-down

Cost of sales, which includes excess/idle production costs, totaled approximately $754,000 for the three months ended December 31, 2004 compared to approximately $532,000 for the same period in the prior year. Cost of sales totaled approximately $1,231,000 for the six months ended December 31, 2004 compared to approximately $901,000 for the same period in the prior year. The increases in cost of sales for the three and six months ended December 31, 2004, were primarily attributed to excess/idle capacity. Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facility, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three and six months ended December 31, 2004, excess/idle capacity costs were due to minimal production activities as a result of low sales demand. For the three and six months ended December 31, 2003 the excess/idle capacity costs were the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

During the quarter ended December 31, 2004, we recorded a write-down of approximately $540,000 of our finished product inventory. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, a write-down of the value of this inventory was deemed necessary.

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended December 31, 2004 totaled approximately $194,000, a decrease of approximately $147,000 when compared to the three months ended December 31, 2003. For the six months ended December 31, 2004, research and development costs totaled approximately $595,000, a decrease of approximately $59,000 when compared to the six months ended December 31, 2003. These decreases in research and development costs were primarily attributed to the reversal of a long-standing trade liability of approximately $182,000 during the quarter ended December 31, 2004, which was offset by an increase in consulting fees incurred at our Florida headquarters.

We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product and related technologies. We anticipate expenditures to increase over the next twelve months, particularly in the area of regulatory-related consulting fees. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the three months ended December 31, 2004, selling, general and administrative expenses totaled approximately $1,136,000, an increase of approximately $197,000 when compared to the three months ended December 31, 2003. This increase is mainly attributed to increases in consulting and legal fees at our Florida headquarters of approximately $27,000 and $13,000, respectively. Also contributing to the increase in selling, general and administrative expenses were increases in legal fees and personnel-related costs at our Swedish subsidiary of approximately $54,000 and $20,000, respectively. For the three months ended December 31, 2004 selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $343,000 compared to approximately $254,000 for the three months ended December 31, 2003. The increased allocation is primarily due to additional personnel-related costs and professional services fees incurred by Viragen on our behalf.

For the six months ended December 31, 2004, selling, general and administrative expenses totaled approximately $2,194,000, an increase of approximately $408,000 when compared to the six months ended December 31, 2003. This increase is mainly attributed to increases in consulting and legal fees at our Florida headquarters of approximately $79,000 and $40,000, respectively. Also contributing to the increase in selling, general and administrative expenses were increases in personnel-related costs and consulting fees at our Swedish subsidiary of approximately $83,000 and $51,000, respectively. For the six months ended December 31, 2004 selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $690,000 compared to approximately $509,000 for the six months ended December 31, 2003. The increased allocation is primarily due to additional personnel-related costs and professional services fees incurred by Viragen on our behalf.

Our successful commercialization of Multiferon® will require additional marketing and promotional activities, which is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

We anticipate that selling related expenses will increase significantly in fiscal 2005. This increase is mainly expected due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs. We also expect to incur significant costs associated with efforts necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and six months ended December 31, 2004, amortization of intangible assets totaled approximately $44,000 and $84,000, respectively, compared to approximately $39,000 and $76,000 during the three and six months ended December 31, 2003. The period over period differences are due to foreign exchange fluctuations.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities have interest rates of approximately 5.25%. Interest expense for the three and six months ended December 31, 2004 totaled approximately $14,000 and $64,000, respectively, compared to approximately $45,000 and $84,000, respectively, for three and six months ended December 31, 2003. We expect interest expense to decrease in fiscal 2005 compared to fiscal 2004 due to the repayment in September 2004 of one of our loans that carried a high interest rate and a reduction in the interest rate and average outstanding balance on our line of credit in Sweden.

Interest and other income, net

The primary components of interest and other income, net are interest earned on cash and cash equivalents, sub-lease income on certain office space in our facility in Scotland, transaction and remeasurement gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish subsidiary.

For the three months ended December 31, 2004, interest and other income totaled approximately $664,000, an increase of approximately $526,000 when compared to the three months ended December 31, 2003. For the six months ended December 31, 2004, interest and other income totaled approximately $708,000, an increase of approximately $452,000 when compared to the six months ended December 31, 2003. During the quarter ended December 31, 2004 we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen (Scotland) has been gradually settling the liability by charging Viragen, Inc. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

These income items were partially offset by a decrease in income generated from research and development support services provided by our Swedish subsidiary totaling approximately $71,000 and $140,000 for the three and six months ended December 31, 2004, respectively.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and six months ended December 31, 2004 and 2003, the income tax benefits totaled approximately $11,000 and $22,000, respectively. Income tax benefits for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $478,000 as of December 31, 2004, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

As of June 30, 2004, we had a net operating loss carry-forward of approximately $6 million for U.S. federal income tax purposes expiring between 2005 and 2024. Approximately $1.1 million of this amount will expire by the year 2010. These losses may be used to offset taxable income, if any, during those periods. Our ability to generate revenue and net income during future periods is dependent upon obtaining regulatory approvals for further commercialization of Multiferon®. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. At June 30, 2004, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $24.8 million and $8.2 million, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard will be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. We plan to adopt Statement No. 123R on July 1, 2005. Statement No. 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are evaluating the methods of adoption and have not determined which method will be used to adopt the requirements of Statement 123R.

We are unable to determine the future impact of the adoption of Statement No. 123R on our results of operations because the amount and terms of future share-based payments is not known at this time. As of December 31, 2004, all outstanding stock options granted to employees and directors are fully vested. Had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per common share in Note B to our consolidated condensed financial statements.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. Statement No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

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

Foreign Currency Exchange Risk

We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden, including intercompany accounts that are considered long-term in nature, are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive income and shown in the equity section of our balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet dates and any gains or losses are recorded in other income.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the six months ended December 31, 2004, the U.S. dollar experienced a decline against the British Pound and Swedish Krona. Based on foreign currency exchange rates as of December 31, 2004, the U.S. dollar has lost approximately 6.6% of its value against the British Pound and 14.3% of its value against the Swedish Krona, since June 30, 2004.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of December 31, 2004.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Viragen International, Inc.

Date: February 7, 2005	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and
Principal Financial Officer

Date: February 7, 2005	By:	/s/ Nicholas M. Burke
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