Form 10-Q
period 2005-03-31
VIRAGEN INTERNATIONAL INC
filed 2005-05-09
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 4, 2005, there were 73,669,320 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Product sales	$80,078	$76,678	$163,043	$188,325

Costs and expenses
Cost of sales	604,944	619,847	1,835,556	1,520,877
Inventory write-down	—	—	539,900	—
Research and development	432,058	363,019	1,026,559	1,016,315
Selling, general and administrative	1,146,738	1,109,303	3,340,608	2,895,475
Amortization of intangible assets	43,681	42,274	127,564	118,501
Other (income) expense, net	(82,974)	14,919	(790,918)	(241,047)
Interest expense	10,723	42,080	74,335	126,355

Loss before income taxes	(2,075,092)	(2,114,764)	(5,990,561)	(5,248,151)
Income tax benefit	10,957	10,957	32,871	32,871

Net loss	$(2,064,135)	$(2,103,807)	$(5,957,690)	$(5,215,280)

Loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares - basic and diluted	73,669,320	68,113,764	72,432,499	68,113,764

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current assets
Cash and cash equivalents	$541,628	$688,985
Accounts receivable	36,645	31,788
Inventories	3,103,701	3,477,214
Prepaid expenses	153,129	238,258
Other current assets	82,830	221,807

Total current assets	3,917,933	4,658,052
Property, plant and equipment
Land, building and improvements	5,308,628	3,425,723
Equipment and furniture	5,013,858	4,675,402
Construction in progress	—	1,861,846

	10,322,486	9,962,971
Less accumulated depreciation	(4,168,167)	(3,419,041)

	6,154,319	6,543,930
Goodwill	10,992,774	10,295,140
Developed technology, net	1,823,767	1,828,122

	$22,888,793	$23,325,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$339,988	$540,028
Accrued expenses and other liabilities	589,931	728,492
Line of credit	—	806,899
Current portion of long-term debt	36,790	153,723

Total current liabilities	966,709	2,229,142
Long-term debt, less current portion	671,418	1,072,087
Advances from parent	18,219,427	12,623,782
Deferred income tax liability	467,497	500,368

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 90,000,000 shares authorized; 73,669,320 shares issued and outstanding at March 31, 2005; 68,113,764 shares issued and outstanding at June 30, 2004	736,694	681,138
Capital in excess of par value	46,482,347	45,537,903
Accumulated deficit	(48,984,992)	(43,027,302)
Accumulated other comprehensive income	4,329,693	3,708,126

Total stockholders’ equity	2,563,742	6,899,865

	$22,888,793	$23,325,244

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(5,957,690)	$(5,215,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593,007	560,921
Amortization of intangible assets	127,564	118,501
Inventory write-down	539,900	—
Loss on disposal of property, plant and equipment	—	117,179
Deferred income tax benefit	(32,871)	(32,871)
Gain on remeasurement of liability to Viragen, Inc.	(595,776)	—
Increase (decrease) relating to operating activities from:
Accounts receivable	(4,857)	62,400
Inventories	(166,387)	(98,035)
Prepaid expenses and other current assets	199,368	(198,121)
Accounts payable and accrued expenses	(338,601)	(566,656)

Net cash used in operating activities	(5,636,343)	(5,251,962)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(95,792)	(912,276)
Contribution received for capital investment in Sweden	278,005	—

Net cash provided by (used in) investing activities	182,213	(912,276)

FINANCING ACTIVITIES
Advances from parent, net	6,595,645	6,361,243
Payments on line of credit, net	(784,564)	(178,003)
Payments on long-term debt, net	(579,243)	(26,475)

Net cash provided by financing activities	5,231,838	6,156,765
Effect of exchange rate fluctuations on cash and cash equivalents	74,935	116,036

(Decrease) increase in cash and cash equivalents	(147,357)	108,563
Cash and cash equivalents at beginning of period	688,985	264,224

Cash and cash equivalents at end of period	$541,628	$372,787

During the nine months ended March 31, 2005 and 2004, Viragen International had the following non-cash financing activity:
	March 31,
	2005	2004
Contribution to capital of inter-company balances by Viragen, Inc.	$1,000,000	$—

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of March 31, 2005, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate primarily through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

The accompanying unaudited interim consolidated condensed financial statements include Viragen International, Inc. and all of its subsidiaries, including those operating outside the United States of America. All significant transactions among our subsidiaries have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: the assessment of recoverability of goodwill and long-lived assets and the valuation of inventories. Actual results could differ materially from those estimates.

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

During the three and nine months ended March 31, 2005 we incurred losses of approximately $2,064,000 and $5,958,000, respectively. During the fiscal years ended June 30, 2004, 2003 and 2002, we incurred losses of approximately $7,076,000, $5,165,000 and $5,591,000, respectively, and have an accumulated deficit of

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

approximately $48,985,000 as of March 31, 2005. We had a cash balance of approximately $542,000 and working capital of approximately $2,951,000 at March 31, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. If we are unable to generate sufficient cash flows from our operations, Viragen’s plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Our or Viragen’s inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations.

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

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock-based compensation as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss as reported	$(2,064,135)	$(2,103,807)	$(5,957,690)	$(5,215,280)
Stock based compensation determined under the fair value method	—	(1,578)	(966)	(9,941)

Pro forma net loss	$(2,064,135)	$(2,105,385)	$(5,958,656)	$(5,225,221)

Loss per common share:
Basic and diluted – as reported	$(0.03)	$(0.03)	$(0.08)	$(0.08)
Basic and diluted – pro forma	$(0.03)	$(0.03)	$(0.08)	$(0.08)

The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per share for the three and nine months ended March 31, 2005 and 2004, are not likely to be representative of the pro forma results of net loss and net loss per share in future periods. Specifically, the amount of stock-based compensation, including the number of stock options that may be issued under our stock option plan, and the terms of future stock-based compensation, are not known at this time. In addition, the assumptions used to determine the fair value of stock-based compensation can vary significantly.

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

Inventories consisted of the following at March 31, 2005 and June 30, 2004:

	March 31, 2005	June 30, 2004
Finished product	$893,063	$1,038,944
Work in process	1,900,457	2,176,116
Raw materials and supplies	310,181	262,154

Total inventories	$3,103,701	$3,477,214

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The goodwill reported in our balance sheets as of March 31, 2005 and June 30, 2004 arose from our acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the gross carrying amount has increased by approximately $3,405,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2005:

Balance as of June 30, 2004	$10,295,140
Foreign exchange adjustment	697,634

Balance as of March 31, 2005	$10,992,774

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. At March 31, 2005, management considered if any impairment indicators existed. Impairment indicators include events or changes in circumstances that may indicate the carrying value of the goodwill related to the ViraNative acquisition may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. Specific events or circumstances considered, which would indicate that the goodwill related to the ViraNative acquisition might be impaired included:

•	Revenues from the sale of Multiferon® have not seen a significant increase since the acquisition in September 2001.

•	Due to the lack of significant demand, inventory levels remain high and production has been minimal. As a result of our reduced production levels, we have excess capacity being expensed through operations.

•	Subsequent to the initial recording of goodwill, the gross carrying amount of our goodwill has increased by approximately $3.4 million as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

As management believed indicators of impairment existed at March 31, 2005, we performed a preliminary impairment review of our goodwill prior to our scheduled annual review date of April 1, 2005. In accordance with SFAS No. 142, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The results of Step 1 of the impairment test indicated that we have a potential impairment of our goodwill since the carrying value of the reporting unit exceeded the reporting unit’s estimated fair value. However, we are not able to reasonably determine an estimate of the impairment loss, if any, at this time as certain items necessary to complete Step 2 of the impairment analysis can not be prepared prior to the issuance of this quarterly report on Form 10-Q. Those items include determining the fair value of all assets and liabilities of the reporting unit in order to calculate the implied value of the goodwill. We intend to complete the impairment review during our fiscal fourth quarter and the results will be disclosed in our annual report for the fiscal year ending June 30, 2005.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology intangible asset reported in our balance sheets as of March 31, 2005 and June 30, 2004 arose from our acquisition of ViraNative. A detail of our developed technology intangible asset as of March 31, 2005 and June 30, 2004 is as follows:

	March 31, 2005	June 30, 2004
Developed technology	$2,422,191	$2,268,472
Accumulated amortization	(598,424)	(440,350)

Developed technology, net	$1,823,767	$1,828,122

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $772,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE E – DEBT

Line of Credit

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $849,000 as of March 31, 2005 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at March 31, 2005 compared to 7.40% at June 30, 2004. This overdraft facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of March 31, 2005. Outstanding borrowings under this overdraft facility were approximately $807,000 as of June 30, 2004. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $708,000 and $689,000 at March 31, 2005 and June 30, 2004, respectively. This loan carries a floating rate of interest which was approximately 5.25% at March 31, 2005 and June 30, 2004. We are required to make quarterly payments of principal and interest of approximately $12,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.7 million as of March 31, 2005.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – DEBT – (Continued)

Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we were required to make quarterly payments of principal and interest of approximately $34,000. The loan carried a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 9.3% as of June 30, 2004. This loan had an outstanding balance, which was payable in Swedish Krona, of approximately $537,000 at June 30, 2004. On September 30, 2004, we paid the entire outstanding principal including accrued interest on this loan. No amounts are due on this loan as of March 31, 2005.

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

In connection with the acquisition of ViraNative discussed in Note D, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if a Mutual Recognition Procedures application is filed and receives approval from the requisite national and European Union regulatory authorities for the use, sale and marketing of Multiferon® in certain countries, which must include Germany; and

•	2,933,190 additional shares when and if Multiferon® has been approved by the requisite regulatory bodies in the European Union for the treatment of Melanoma or when Multiferon® has been approved by the requisite regulatory bodies for sale in the United States of America.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE G – ROYALTY AGREEMENT – (Continued)

Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, are payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 is payable by August 1, 2005. The first two installments totaling $60,000, plus $3,000 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the three months ended March 31, 2005 and 2004, royalties due under the agreement totaled approximately $4,000 and $4,000, respectively. For the nine months ended March 31, 2005 and 2004, royalties due under the agreement totaled approximately $8,000 and $9,000, respectively.

NOTE H – COMPREHENSIVE LOSS

Comprehensive loss is comprised of our net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive (loss) income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss	$(2,064,135)	$(2,103,807)	$(5,957,690)	$(5,215,280)
Other comprehensive (loss) income:
Currency translation adjustment	(1,356,998)	(632,517)	621,567	1,087,094

Comprehensive loss	$(3,421,133)	$(2,736,324)	$(5,336,123)	$(4,128,186)

NOTE I – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three and nine months ended March 31, 2005, expenses allocated by Viragen totaled approximately $353,000 and $1,038,000, respectively, compared to approximately $265,000 and $749,000 for the three and nine months ended March 31, 2004, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE I – TRANSACTIONS WITH PARENT – (Continued)

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to Viragen as incurred. For the three and nine months ended March 31, 2005, research and development costs charged to Viragen totaled approximately $521,000 and $1,254,000, respectively compared to approximately $308,000 and $846,000 for the three and nine months ended March 31, 2004, respectively. The amount of administrative expenses charged to Viragen totaled approximately $25,000 and $96,000, for the three and nine months ended March 31, 2005, respectively, compared to approximately $60,000 and $147,000 for the three and nine months ended March 31, 2004, respectively. These expenses charged to Viragen are offset against the respective line items in our statements of operations.

During the quarter ended December 31, 2004 we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. Beginning in fiscal 2002, Viragen (Scotland) began gradually settling the liability by charging Viragen, Inc. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, during the quarter ended December 31, 2004, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling had been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule, which changed the compliance date of FAS 123R to the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Since our fiscal year end is June 30, this new rule will not change our scheduled adoption date of July 1, 2005. Statement No. 123R permits public companies to adopt its requirements using one of two methods:

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

We are evaluating the methods of adoption and have not determined which method will be used to adopt the requirements of Statement 123R. We are also evaluating technical implementation issues relating to the adoption of Statement No. 123R, including the selection and use of an appropriate valuation model.

We are unable to determine the future impact of the adoption of Statement No. 123R on our results of operations because the amount and terms of future share-based payments are not known at this time. As of March 31, 2005, all outstanding stock options granted to employees and directors are fully vested. Had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per common share in Note B.

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of March 31, 2005, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-75998) filed on November 22, 2002 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Forms 10-Q or 10-K and registration statements and amendments, if any. We will provide you with a copy of any or all of these documents at no charge. Copies of these documents may also be obtained free of charge from our website at www.viragen.com and the Securities and Exchange Commission website at www.sec.gov. The information on our website is neither incorporated into, nor a part of this report.

Our business, results of operations and financial condition could be materially and adversely affected by a number of risks and uncertainties, which could result in our having to curtail or possibly suspend or cease operations. These risks and uncertainties include the following:

•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials, and successfully market our product;

•	whether the efficacy, production, price and timing of approvals of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether, despite achievement of regulatory approvals, our products are accepted as a treatment superior to that of our competitors;

•	whether we are able to service our indebtedness and/or repay indebtedness as and when due; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

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

Recent Developments

On April 25, 2005, we announced the approval of Multiferon® for sale in the Philippines. Multiferon® was approved in the Philippines for the second-line treatment of any and all diseases in which recombinant interferon therapy failed or the patient was unable to tolerate the regimen. Negotiations with a local marketing partner are ongoing.

On April 22, 2005, Viragen, Inc. entered into an agreement with Melvin Rothberg, pursuant to which the parties agreed to an early termination of the employment agreement dated July 1, 2004 between Viragen, Inc. and Mr. Rothberg. Upon execution of the agreement by the parties, Mr. Rothberg resigned as Executive Vice President - Operations of Viragen, Inc. and in all other capacities in which he served Viragen, Inc. and its subsidiaries and affiliates, including as a director of Viragen International. Mr. Rothberg received the balance of his salary due to him over the remaining term of the employment agreement, which was due to expire on June 30, 2006, as well as certain employee benefits. Mr. Rothberg’s responsibilities have been assumed by Charles A. Rice.

On March 15, 2005, Charles A. Rice was appointed as a director and the president and chief executive officer of Viragen International, Inc. He succeeds Carl N. Singer as president and chief executive officer, who resigned from those positions on March 15, 2005. Mr. Singer remains chairman of the board of directors. Mr. Rice has served as president and chief executive officer and a director of Viragen since March 2004.

On February 4, 2005, we announced that an application had been filed with the Swedish regulatory authorities seeking to expand the approval for Multiferon® to include the first-line adjuvant treatment of high-risk malignant melanoma, following dacarbazine (DTIC) after surgical removal of tumors. This submission represents the initial step of the Company’s plans to seek broader European approvals for Multiferon®.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon. Cost of raw materials and supplies are determined on a first-in, first-out basis. Cost of work in process and finished product, consisting of raw materials, labor and overhead, are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. At March 31, 2005, management considered if any impairment indicators existed. Impairment indicators include events or changes in circumstances that may indicate the carrying value of the goodwill may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As management believed indicators of impairment existed at March 31, 2005, we performed a preliminary impairment review of our goodwill prior to our scheduled annual review date of April 1, 2005. In accordance with SFAS No. 142, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The results of Step 1 of the impairment test indicated that we have a potential impairment of our goodwill since the carrying value of the reporting unit exceeded the reporting unit’s estimated fair value. However, we are not able to reasonably determine an estimate of the impairment loss, if any, at this time as certain items necessary to complete Step 2 of the impairment analysis can not be prepared prior to the issuance of this quarterly report on Form 10-Q. Those items include determining the fair value of all assets and liabilities of the reporting unit in order to calculate the implied value of the goodwill. We intend to complete the impairment review during our fiscal fourth quarter and the results will be disclosed in our annual report for the fiscal year ending June 30, 2005.

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

For the nine months ended March 31, 2005, our funding primarily consisted of net advances from our parent company totaling approximately $6.60 million. At March 31, 2005, cash on hand totaled approximately $0.54 million and working capital totaled approximately $2.95 million, an increase of approximately $0.52 million when compared to working capital of approximately $2.43 million as of June 30, 2004. Cash used to fund operations during the nine months ended March 31, 2005 totaled approximately $5.64 million. We utilized approximately $1.36 million of the advances from our parent company to payoff the outstanding borrowings on our line of credit and a portion of our long-term debt in Sweden.

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

For the remainder of fiscal 2005, we anticipate the need of approximately $2.0 million for operating activities, $200,000 for investing activities and $12,000 to service our long-term financing obligations other than with our parent, Viragen.

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $849,000 as of March 31, 2005 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at March 31, 2005 compared to 7.4% at June 30, 2004. The overdraft facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of March 31, 2005. Outstanding borrowings under this overdraft facility were approximately $807,000 as of June 30, 2004. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

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

Manufacturing of Multiferon® at our leased facility in Umeå, Sweden, was suspended in March 2003. This planned break in routine manufacturing was dictated by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility also located in Umeå, Sweden. Renovation of this facility commenced in 2003 and was in line with our plan to expand our productive capacity of our natural human alpha interferon. The cost of this initial phase totaled approximately $1.5 million and was completed during September 2004. Production of Multiferon® will resume during the fourth quarter of fiscal 2005 and at levels dictated by demand. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional estimated $10 million.

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

Results of Operations

Product sales

For the three months ended March 31, 2005, product sales totaled approximately $80,000 compared to approximately $77,000 for the three months ended March 31, 2004. The increase in product sales of approximately $3,000 for the three months ended March 31, 2005 is attributed to an increase in sales in Mexico offset by the absence of sales in Indonesia and a decrease in sales in Sweden. For the nine months ended March 31, 2005, product sales totaled approximately $163,000 compared to approximately $188,000 for the nine months ended March 31, 2004. The decrease in product sales of approximately $25,000 for the nine months ended March 31, 2005 is attributed to a decrease in sales in Sweden, Germany and Indonesia totaling approximately $59,000, which was partially offset by an increase in sales in Mexico and Panama.

We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon® is a critical care product. Therefore, in certain instances, it must be part of a territory’s approved formulary to enable physicians to be able to prescribe the product. This may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

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

Cost of Sales and Inventory Write-down

Cost of sales, which includes excess/idle production costs, totaled approximately $605,000 for the three months ended March 31, 2005 compared to approximately $620,000 for the same period in the prior year. Cost of sales totaled approximately $1,836,000 for the nine months ended March 31, 2005 compared to approximately $1,521,000 for the same period in the prior year. The increase in cost of sales for the nine months ended March 31, 2005, is primarily attributed to increased excess/idle capacity. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three and nine months ended March 31, 2005, excess/idle capacity costs were due to minimal production activities as a result of low sales demand. For the three and nine months ended March 31, 2004 excess/idle capacity costs were the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was dictated by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

During the quarter ended December 31, 2004, we recorded a write-down of approximately $540,000 of our finished product inventory. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, a write-down of the value of this inventory was deemed necessary.

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended March 31, 2005 totaled approximately $432,000, an increase of approximately $69,000 when compared to the three months ended March 31, 2004. This increase was primarily attributed to an increase in consulting fees for regulatory matters. For the nine months ended March 31, 2005, research and development costs totaled approximately $1,027,000, an increase of approximately $10,000 when compared to the nine months ended March 31, 2004. This increase was primarily attributed to an increase in consulting fees for regulatory matters of approximately $195,000, which was offset by the reversal of a long-standing trade liability of approximately $182,000 during the quarter ended December 31, 2004.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the three months ended March 31, 2005, selling, general and administrative expenses totaled approximately $1,147,000, an increase of approximately $37,000 when compared to the three months ended March 31, 2004. For the three months ended March 31, 2005 selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $353,000 compared to approximately $265,000 for the three months ended March 31, 2004. The increased allocation is primarily due to additional personnel-related costs and professional services fees incurred by Viragen on our behalf.

For the nine months ended March 31, 2005, selling, general and administrative expenses totaled approximately $3,341,000, an increase of approximately $445,000 when compared to the nine months ended March 31, 2004. This increase is attributed to increases in consulting and legal fees of approximately $79,000 and $36,000, respectively. Also contributing to the increase in selling, general and administrative expenses were increases in personnel-related costs and consulting fees at our Swedish subsidiary of approximately $60,000 and $48,000, respectively. For the nine months ended March 31, 2005 selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $1,038,000 compared to approximately $749,000 for the nine months ended March 31, 2004. The increased allocation is primarily due to additional personnel-related costs and professional services fees incurred by Viragen on our behalf.

Our successful commercialization of Multiferon® will require additional marketing and promotional activities, which is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

We anticipate that selling related expenses will increase significantly in fiscal 2005 compared to fiscal 2004. This increase is mainly expected due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs. We also expect to incur significant costs associated with efforts necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and nine months ended March 31, 2005, amortization of intangible assets totaled approximately $44,000 and $128,000, respectively, compared to approximately $42,000 and $119,000 during the three and nine months ended March 31, 2004. The period over period differences are due to foreign exchange fluctuations.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities have interest rates of approximately 5.25%. Interest expense for the three and nine months ended March 31, 2005 totaled approximately $11,000 and $74,000, respectively, compared to approximately $42,000 and $126,000, respectively, for three and nine months ended March 31, 2004. We expect interest expense to decrease in fiscal 2005 compared to fiscal 2004 due to the repayment in September 2004 of one of our loans that carried a high interest rate and a reduction in the interest rate and average outstanding balance on our line of credit in Sweden.

Other (Income) Expense, Net

The primary components of other (income) expense, net are interest earned on cash and cash equivalents, sub-lease income on certain office space in our facility in Scotland, transaction and remeasurement gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish subsidiary.

For the three months ended March 31, 2005, other income, net totaled approximately $83,000 compared to other expense of approximately $15,000 for the three months ended March 31, 2004. Other income during the quarter ended March 31, 2005 was the result of an increase in the markup on charges to Viragen for administrative and research and development services performed on their behalf. For the nine months ended March 31, 2005, other income, net totaled approximately $791,000, an increase of approximately $550,000 when compared to the nine months ended March 31, 2004. During the quarter ended December 31, 2004 we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen (Scotland) has been gradually settling the liability by charging Viragen, Inc. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

These income items were partially offset by a decrease in income generated from research and development support services provided by our Swedish subsidiary totaling approximately $47,000 and $207,000 for the three and nine months ended March 31, 2005, respectively.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and nine months ended March 31, 2005 and 2004, the income tax benefits totaled approximately $11,000 and $33,000, respectively. Income tax benefits for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $467,000 as of March 31, 2005, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

As of June 30, 2004, we had net operating loss carry-forwards of approximately $6 million for U.S. federal income tax purposes expiring between 2005 and 2024. Approximately $1.1 million of this amount will expire by the year 2010. These losses may be used to offset taxable income, if any, during those periods. Our ability to generate revenue and net income during future periods is dependent upon obtaining regulatory approvals for further commercialization of Multiferon®. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. At June 30, 2004, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $24.8 million and $8.2 million, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule, which changed the compliance date of FAS 123R to the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Since our fiscal year end is June 30, this new rule will not change our scheduled adoption date of July 1, 2005. Statement No. 123R permits public companies to adopt its requirements using one of two methods:

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

We are evaluating the methods of adoption and have not determined which method will be used to adopt the requirements of Statement 123R. We are also evaluating technical implementation issues relating to the adoption of Statement No. 123R, including the selection and use of an appropriate valuation model.

We are unable to determine the future impact of the adoption of Statement No. 123R on our results of operations because the amount and terms of future share-based payments is not known at this time. As of March 31, 2005, all outstanding stock options granted to employees and directors are fully vested. Had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per common share in Note B to our consolidated condensed financial statements.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the nine months ended March 31, 2005, the U.S. dollar experienced a decline against the British Pound and Swedish Krona. Based on foreign currency exchange rates as of March 31, 2005, the U.S. dollar has lost approximately 4.0% of its value against the British Pound and 6.8% of its value against the Swedish Krona, since June 30, 2004.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of March 31, 2005.

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

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Viragen International, Inc.

Date: May 5, 2005	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and
Principal Financial Officer

Date: May 5, 2005	By:	/s/ Nicholas M. Burke
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