Form 10-K
period 2005-06-30
VIRAGEN INTERNATIONAL INC
filed 2005-09-13
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on September 7, 2005 was approximately $1.4 million.

As of September 7, 2005, there were 73,669,320 shares of the issuer’s common stock outstanding, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

Risk Factors included in our Prospectus (File No. 333-75998) pursuant to rule 424 (b)(3), filed on November 22, 2002, incorporated by reference into Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended June 30, 2005

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

We are a biopharmaceutical company engaged in the research, development, manufacture and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce our natural human alpha interferon product under the brand name of Multiferon® from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system.

You can learn more about us by visiting Viragen’s web site at www.viragen.com. The information on our website is neither incorporated into, nor a part of, this report. We post links on Viragen’s website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, statements of beneficial ownership on Forms 3, 4 and 5, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. Viragen’s website also includes copies of our press releases. All of these filings and press releases are available through Viragen’s website free of charge. Our SEC filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC. The address of that site is www.sec.gov. Our stock trades on the OTC Bulletin Board under the symbol “VGNI”.

Recent Developments

In June 2005, Pentafarma S.A. (Pentafarma) received notification of registration approval for Multiferon® from the Chilean authorities. Headquartered in Santiago, Pentafarma is a wholly-owned subsidiary of Fresenius Medical Care, the world’s largest, integrated provider of products and services for chronic kidney failure. An initial stocking order has been placed and Pentafarma is planning a market launch in the fourth quarter of calendar 2005. In November 2003, we entered into an agreement with Pentafarma to distribute our natural human alpha interferon, Multiferon®, exclusively in Chile.

In February 2005, we filed a registration with the Swedish Medical Products Agency for Multiferon® for first line adjuvant therapy, following resection and short term treatment with dacarbazine, in patients with high risk malignant melanoma. We expect a decision on this submission by the end of calendar 2005. If approved by the Swedish authorities, we intend to file for decentralized European Union approval through the Mutual Recognition Procedure to secure approval in key European countries.

Operations

We produce a natural human alpha interferon product under the tradename of Multiferon® from human white blood cells, also known as leukocytes. Multiferon® is currently approved for the treatment of a broad range of infectious diseases and cancers in ten countries. The product is approved for sale in Bulgaria, Chile, Mexico, Philippines and Sweden as a second-line therapy for the treatment of any and all diseases in which patients show an initial response to recombinant alpha interferon followed by treatment failure. It is also approved for sale in Egypt, Hong Kong, Indonesia, Myanmar, and South Africa as a second-line therapy for the treatment of Hairy Cell Leukemia and Chronic Myelogenous Leukemia, and work is ongoing to expand the approved indications in these countries. Regulatory approval activities are also underway in a number of other European, South American, Middle East and Far East territories. Our natural human alpha interferon is not approved for sale in the United States or other European Union countries. We have not yet sought the approval of Multiferon® from the United States Food and Drug Administration or its European Union counterparts, except Sweden.

We have completed collection of data from a clinical trial in malignant melanoma conducted in Germany, including a long-term follow-up of those patients, and we have filed for registration of this indication in Sweden. In the coming months, and provided we receive approval from Swedish authorities, we plan to seek approval of Multiferon® for the treatment of malignant melanoma in parts of the European Union through the Mutual Recognition Procedure. The Mutual Recognition Procedure (MRP) permits a registrant of a new drug or biological product to use a single registration dossier to gain marketing authorization in a number of EU countries. The prerequisite requirement is that any new registration must have a sponsor country that has reviewed and approved the registration dossier. In the case of Multiferon®, and following the expected Swedish approval of our dossier, Sweden would agree to act as our sponsor country for the MRP filing. Once the dossier is approved through the MRP process, it is then permissible to go to each country that has approved the filing and seek reimbursement authorization. All countries are not required to approve the filing in the MRP process, and there is no guarantee that any country will agree to reimburse for the product.

During fiscal 2005, we initiated, through our international partners, two clinical trials with Multiferon®. Arriani Pharmaceuticals, in Greece, has initiated a trial using Multiferon® for the rescue of patients with hepatitis C who have failed to respond to treatment with recombinant interferon alpha. Laboratorios Pisa, in Mexico, has initiated a trial using Multiferon® for the rescue of patients with hepatitis C who have failed to respond or who have relapsed from treatment with recombinant interferon alpha. Both trials are expected to complete dosing of patients during calendar 2006.

In June 2005, we filed a request with the Swedish Medical Products Agency for the approval of a new ampoule filler for Multiferon®. The new filler, located in Germany, is expected to be approved early in the new fiscal year. In June, 2005, we completed the production of validation batches of Multiferon® in a new pre-filled syringe (PFS) dosage form. This new filling and packaging operation, also located in Germany, is pending completion of stability studies and is expected to be filed with the Swedish Medical Products Agency during calendar 2005 and approved in calendar 2006.

We have entered into several agreements for the distribution of Multiferon® in various countries. To date, we have not recognized significant revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In many countries, a separate process may be required for obtaining reimbursement authorization. In addition, physicians must be educated about the merits of the product over time, and in some cases, hospital formularies govern the acceptance for use of a new product. Therefore, we are unable to predict the timing of approvals or sales in these various countries.

There are other challenges associated with international marketing activities including: language and cultural barriers, poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon® may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products and the general population’s inability to afford private care drug products. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

We will require significant additional financing to complete additional clinical trials for the purpose of obtaining European Union and/or U.S. Food and Drug Administration approvals of any product. We have initiated a number of clinical trials that are not yet completed and must be completed in order to provide current evidence in various territories of the utility of our product. Even if we are able to secure necessary funding, any additional clinical testing that may be required by authorities for European Union approval will be an expensive and complex process that could take a number of years to complete, with no assurance that regulatory approvals will eventually be obtained.

Distribution Agreements and Strategic Alliances

In November 2003, we entered into an agreement with Pentafarma S.A. (Pentafarma) to serve as our exclusive distributor of our natural human alpha interferon, Multiferon®, exclusively in Chile. Headquartered in Santiago, Pentafarma is a wholly-owned subsidiary of Fresenius Medical Care, the world’s largest, integrated provider of products and services for chronic kidney failure. In June 2005, we reported that Pentafarma received notification of registration approval for Multiferon® from the Chilean authorities. An initial stocking order has been placed and Pentafarma is planning a market launch in the fourth quarter of 2005.

In May 2003, we entered into an exclusive distribution agreement with Arriani Pharmaceuticals S.A. to distribute Multiferon® in Greece and designated Balkan countries. The agreement provides that Arriani Pharmaceuticals, headquartered in Athens, Greece, shall take the measures necessary to achieve regulatory approvals for Multiferon® in Greece, Cyprus and Slovenia following our receipt of the Mutual Recognition Procedure (MRP) approval in the European Union (EU), as well as to obtain and maintain the appropriate regulatory approvals in Bulgaria and Croatia. We have not yet commenced the MRP registration process. As a result, we are not realizing any financial benefit from this agreement at this time. MRP approval for Cyprus and Slovenia is subject to their pending acceptance into the EU. Arriani has received notification of registration approval in Bulgaria, and reimbursement authorization is pending for that country. A clinical trial with Multiferon® has been initiated in 2005 in rescue treatment for hepatitis C. This trial is expected to be completed in calendar 2006.

In May 2003, we entered into a distribution agreement with CJ Pharma, the U.S. Pharmaceutical Division of CJ Corporation, and their CJ Hong Kong Ltd. subsidiary, as exclusive distributors of our natural human alpha interferon in Hong Kong. In April 2004, we terminated this distribution agreement due to lack of performance. We are currently in the process of identifying potential partners to license, market, sell and distribute Multiferon® in Hong Kong.

In March 2003, the South African regulatory authorities approved an application filed by Viragen’s distribution partner in that country, Key Oncologics Ltd. The South African regulatory approval allows for the treatment of patients with hairy cell leukemia and chronic myelogenous leukemia who did not respond to recombinant (synthetic) interferon regimens. Additional applications have been filed to broaden the product’s approved indications to include the treatment of other viral and malignant diseases.

In January 2003, we renewed and extended our agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement has a term of ten years and provides Laboratorios Pisa with the exclusive rights to distribute Multiferon® in Mexico. In February 2004, Multiferon® was approved in Mexico to target the treatment of hairy cell leukemia, chronic myelogenous leukemia, renal cell carcinoma and malignant melanoma. The product was launched in Mexico in September 2004 for the treatment of hepatitis B and C. A clinical trial has been initiated in the rescue of patients with hepatitis C as a Phase IV trial. This trial is expected to be completed during calendar 2006.

In September 2002, negotiations were finalized to appoint Harvester Trading Co., a leading healthcare distributor in Taiwan, Republic of China, as our exclusive distributor for Multiferon® in that country. Due to the lack of activity, in accordance with the terms of our agreement, we have notified Harvester of our intention to terminate the agreement. We will attempt to identify a new potential partner in Taiwan.

In September 2002, we entered into an exclusive agreement with Drogsan Healthcare Ltd. to exclusively distribute Multiferon® in Turkey following the notification from MetDem, our prior distributor, of their intent to exit the healthcare market. Drogsan Healthcare is a leading pharmaceutical company in Turkey, with experience in the distribution of pharmaceutical products. Regulatory documentation in support of the registration approval process have been provided to Drogsan and we have received questions from the authorities requesting additional information. This information is being provided to Drogsan in an attempt to secure the registration. There can be no assurance that approval will be granted or that sales will result from this arrangement.

In April 2002, we signed an exclusive supply and distribution agreement with AGC, a Pakistan-based, multinational conglomerate, for a number of middle-eastern countries. This agreement supersedes the original agreement signed with AGC in November 1998. In 2003, this agreement was further modified to limit the exclusive territories to Pakistan. The agreement provides for the purchase and distribution of Multiferon® upon receipt of regulatory approval. AGC has notified us that regulatory approval was received in late 2004 and that reimbursement was authorized in 2005. We have not received any orders from AGC and it is not possible to determine if AGC will comply with its obligation under the agreement. In June 2005, under the provisions of the agreement, Viragen notified a representative of AGC of its obligation to place its orders following product approval in the region. The notification also provided that absent receipt of an order, within the terms of the agreement, the agreement would be terminated.

We are considering proposals from other potential business partners for the development, marketing, sale and distribution of Multiferon® in other territories around the world.

The Interferon Industry

Prior to 1985, natural interferon was the only type of interferon available. Research institutions and other biomedical companies, including Viragen, Inc., were working to solve the problem of the high cost related to the commercial-scale production of natural interferon. In 1985, Hoffmann-La Roche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferon using recombinant DNA technology. These companies subsequently received U.S. Food and Drug Administration approval to produce and market their recombinant alpha interferon products for numerous indications.

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

The current worldwide market for interferon alpha, which is dominated by the recombinant interferons, is estimated to be in excess of $3 billion. Pegylated versions of the drug have been produced to offer patients the convenience of a weekly dosage, instead of three times a week, thus providing a more convenient mode of administration. Pegylation is a process which helps prevent the interferon from being broken down by the immune system. As a result, the interferon persists longer in the body.

Our Natural Interferon Product

We derive our natural human alpha interferon from human white blood cells also known as leukocytes. Natural interferon is the body’s first natural defense response to foreign substances such as viruses, interfering with the viral growth and replication processes. Natural interferons are naturally-produced proteins that induce anti-viral, anti-tumor and immunomodulatory responses within the body. Clinical studies indicate that interferons may also inhibit malignant cell and tumor growth without affecting normal cell activity. Our proprietary interferon product, Multiferon®, is comprised of multiple subtype alpha interferons and is unique to any other interferon alpha product in the world.

There are two industrial sources of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a natural multi-subtype human leukocyte-derived alpha interferon. This is produced by incubated human white blood cells, induced by a virus that is not normally pathogenic in humans, to produce natural interferon as a normal mechanism of defense. Natural interferon is then purified to produce a highly concentrated and highly pure product for clinical use. The second type of interferon is recombinant or synthetic interferon (typically alpha or beta). Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

The interferon market is dominated by recombinant products. This is mainly due to the high cost and complexity of producing natural interferon, as well as the marketing expertise of those companies that offer recombinant products. We believe that the production methods we have developed, as well as enhanced methods currently under development, will continue to reduce our costs of production and, ultimately, the market price of natural human leukocyte derived interferon to patients. However, we cannot assure you that any new manufacturing technology will achieve the level of manufacturing proficiency, reductions in production costs and product improvement hoped for.

We believe that there may be certain advantages to the natural interferon products, especially in terms of tolerability and efficacy. Clinical studies and anecdotal evidence indicate that there may be therapeutic differences between the use of natural interferon and synthetic interferon. We believe that treatment with synthetic interferon may cause an immunological response through the production by the human immune system of neutralizing and/or binding antibodies. These antibodies could reduce the effectiveness of the treatment or may cause adverse side effects and treatment failure in some patients. Published clinical literature suggests that the production of neutralizing and/or binding antibodies may be essentially non-existent in patients treated with natural interferon. Furthermore, primarily due to biological differences, the side effects of treatment with natural interferon may be milder than those caused by a recombinant or synthetic interferon and than those attributed to the newer pegylated formulations. In addition, some patients who are non-responsive or have experienced adverse side effects to recombinant interferon have shown a response when treated by natural interferon.

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

Hepatitis C

The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C affects an estimated 4 million Americans and 5 million Europeans. Approximately 30,000 new cases of hepatitis C are diagnosed each year in the U.S. and it is responsible for an estimated 8,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. The U.S. Food and Drug Administration has approved certain synthetic interferon products for the treatment of hepatitis C including:

•	Hoffmann-La Roche’s Roferon® and PEGASYS®

•	Hoffmann-La Roche’s PEGASYS® used in combination with COPEGUS®, Roche’s ribavirin

•	Schering-Plough’s Intron A® and Peg-Intron ® used in conjunction with Rebetol®

•	Intermune’s Infergen®.

Synthetic interferon has proven to be effective in the treatment of some cases of hepatitis C. Based on clinical experience in Sweden, our natural interferon product has also proven effective in the treatment of hepatitis C in a second line setting. However, prior to approval by the U.S. Food and Drug Administration, extensive additional clinical trials costing many millions of dollars will be required. These studies could take several years to complete.

It is not likely that we will be able to initiate clinical trials in hepatitis C in the United States without the financial assistance of a third party. Excluding the ongoing studies mentioned in Greece, Mexico and tentatively in Sweden, and all in rescue or second-line therapy, we have no current plans to conduct any additional studies in hepatitis in any country.

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

We conducted a Phase II/III clinical trial in Germany with our natural interferon alpha product for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 252 patients with malignant melanoma in 20 centers, who were randomized to receive either our natural interferon alpha after dacarbazine or no adjuvant therapy.

The preliminary results obtained in this study showed that adjuvant treatment with low doses of our product, preceded by dacarbazine, significantly increases long term overall survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least comparable to that obtained with a high-dose recombinant interferon regimen, but over a much shorter, and thus less expensive, treatment period.

The final data collected from our melanoma study has been submitted to the registration authorities in Sweden for approval. We expect a decision from the authorities by the end of calendar 2005. If approved, our plan, with the “sponsorship” of the Swedish authorities, is to seek European approval with a filing through the Mutual Recognition Procedure. In addition, we are now contemplating a new malignant melanoma study in a number of European countries to further assess the utility of Multiferon® in treating this aggressive disease.

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

Multiferon® is approved in a number of countries for the treatment of patients with chronic myelogenous leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct any additional studies in this indication in any country.

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

Multiferon® is approved in a number of countries for the treatment of patients with hairy cell leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct any additional studies in these indications in any country.

Research and Development

The entire process of research, development and the approval by any governmental regulatory agency including the European Union and/or U.S. Food Drug Administration of a new biopharmaceutical drug takes many years. It also requires substantial funding and ongoing clinical support.

Multiferon®

Our natural, leukocyte-derived multi-subtype interferon alpha product, Multiferon® has been developed as an alternative to synthetic (recombinant), single-subtype products, and is currently approved in many countries for any indication where patients fail, relapse from, or fail to tolerate, synthetic interferon alpha products. Multiferon® is currently approved in 10 countries around the world and actively marketed in 5 of those countries through local distribution partners, and our own sales team in Sweden.

Interferon alpha is the human body’s first line of defense against infectious disease. Human leukocytes, in the blood, secrete a number of different types of interferon alphas when exposed to attack by viruses and bacteria. We collect human leukocytes, a by-product of blood collection, and under highly exacting procedures, subjects these to a viral challenge that is known to be benign to humans, but stimulates the leukocytes to produce a unique mixture of interferon alpha subtypes. We then collect and purify the resultant interferon alphas using our proprietary technologies to result in Multiferon®. The mixture of subtypes contained in Multiferon® is unique among all interferon alpha products.

Multiferon® has been and continues to be studied in clinical trials in humans as rescue therapy for patients who have been treated with synthetic interferon alpha products but who have for various reasons not responded to that treatment. At the current time, we have clinical trials under way in Mexico and Greece in hepatitis C and we are currently contemplating a study in Sweden in order to investigate a different treatment regimen also in hepatitis C.

Multiferon® is also indicated for use in some types of leukemia and cancers. We have recently completed a long term follow up of a clinical trial conducted in patients with high-risk malignant melanoma, and subsequently we have filed with the Swedish Medical Products Agency for approval for first line adjuvant therapy in February, 2005. We expect a decision on this by the end of calendar 2005. We are now contemplating another larger clinical trial in malignant melanoma to study further the effects of the product on various stages of the disease in what will potentially become a pan-European study. We will not start this clinical trial until some time in 2006, provided we obtain regulatory approvals to do so, and provided we have the financial ability to fund this study.

Multiferon® is believed to have other potential uses in other cancer treatment regimens and we are currently evaluating a number of other possible indications for which clinical trials would be required in order to gain approvals.

While developing data in support of Multiferon®, we have been gathering information on the mechanisms of action involved in the interferon alpha response against viral diseases and cancers. From this information, we envisage that potential next generation interferon products may evolve. It is not possible at this time to predict whether any of these developments or potential new products will be successful or what costs will be incurred to further determine the therapeutic value of such products.

The timelines and costs for the completion of biopharmaceutical research and product development programs are difficult to accurately predict for various reasons, including the inherent exploratory nature of the work. The achievement of project milestones is dependent on issues which may impact development timelines and can be unpredictable and beyond our control. These issues include; availability of capital funding, presence of competing technologies, unexpected experimental results which may cause the direction of research to change, accumulated knowledge about the intrinsic properties of the candidate product, the availability of Good Manufacturing Practices grade material, results from preclinical and clinical studies, potential changes in prescribing practice and patient profiles and regulatory requirements.

The completion of all of the above research and development projects is dependent upon our ability to raise significant additional funding or our ability to identify potential collaborative partners that would share in project costs. Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product, progress with future clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.

Intellectual Property

We believe that our natural human alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to produce the product at relatively low costs. We have developed a broad and valuable intellectual property portfolio on the manufacturing methods used to produce Multiferon® and continue to develop this portfolio through in-house research and development.

In April 2005, we were notified by the US Patent and Trademark Office that our patent application (#09/869,269) had been accepted for grant. This patent, entitled “Modification of Interferon Alpha Production”, describes a process relating to the manufacture of Multiferon®, our natural human alpha interferon drug derived from human white blood cells, and relates to the novel use of an enhancing agent to optimize the yield of interferon from the cell preparation during the production process. This patent expires in December 2018.

In February 2004, Viragen filed a patent application with the UK Patent Office covering the use of natural, multi-subtype alpha interferon for human treatment and prevention of avian influenza virus, commonly known as avian flu. Subsequent applications were filed with the UK Patent Office in February and May 2005 and an application was filed with the US Patent and Trademark Office in March 2005. Avian influenza is an infectious viral disease of birds caused by type A influenza strain. The type A influenza group of viruses has certain characteristics that make them of particular concern to the human population. They have a tendency to undergo mutation, resulting in new variants for which no vaccine is available. In addition, such viruses have the potential to combine with viruses from other species, leading to pandemics due to the resulting difficulties in developing effective treatments or preventative measures. While no clinical studies are currently planned or ongoing, we believe that Multiferon® is a prime candidate for evaluation in avian influenza studies.

As mentioned previously, we continue to develop our knowledge base of the Multiferon® product, to evaluate new and beneficial ways of manufacturing. As a result of research and development work performed in house, a provisional application for a modification to the Multiferon® production process was filed with the UK Patent Office in February 2005.

As a result of research and development work performed in house, Viragen filed a provisional patent application with the UK Patent Office for an optimal interferon product in April 2005.

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

Extension of the number of licenses held in the EU can be achieved for products like Multiferon® through the Mutual Recognition Procedure. This process makes it possible to hold marketing authorizations in all, or some, Member States. Mutual Recognition is administered by and between the competent authorities of the member states where marketing authorizations are sought. Subject to the successful completion of clinical trials, we believe this is the regulatory route that we will use to secure regulatory approval in the EU. Product pricing and reimbursement guidelines are dictated by the individual EU member states and are subject to change. The Mutual Recognition Procedure (MRP) permits a registrant of a new drug or biological product to use a single registration dossier to gain marketing authorization in a number of EU countries. The prerequisite requirement is that any new registration must have a sponsor country that has reviewed and approved the registration dossier. In the case of Multiferon®, and following the expected Swedish approval of our dossier, Sweden would agree to act as our sponsor country for the MRP filing. Once the dossier is approved through the MRP process, it is then permissible to go to each country that has approved the filing and seek reimbursement authorization. All countries are not required to approve the filing in the MRP process, and there is no guarantee that any country will agree to reimburse for the product.

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

The timing of the entry of a new pharmaceutical product into the market is an important factor in determining that product’s eventual success. Early market entry has advantages in gaining product acceptance and market share. Our ability to develop products, complete clinical studies and obtain governmental approvals in the past has been hampered by a lack of adequate capital. We are not presently a competitive factor in the interferons market, nor are any of our distributors.

Employees

As of September 7, 2005, we have 56 full-time employees. Of these, 9 are administrative personnel. The remaining 47 employees are research and development, manufacturing and quality assurance/quality control personnel. Our domestic and Scottish-based employees are not represented by any collective bargaining agreements. The majority of our Swedish-based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees and the Swedish unions to be good.

Item 2. Properties

Viragen, Inc. and Viragen International, Inc. maintain shared administrative offices in a 14,800 square foot facility, located at 865 S.W. 78th Avenue, Suite 100, Plantation, FL 33324, phone: (954) 233-8377. The amount of expense allocated to Viragen International from Viragen related to the administrative offices was approximately $164,000, $164,000 and $126,000 for fiscal 2005, 2004 and 2003, respectively.

In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $33,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we entered into sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $8,000.

Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umeå, Sweden. This space is covered by two separate leases. These leases were renewed through December 2006 at a total lease cost of approximately $31,000 per month. Our Multiferon® product is manufactured in this facility. In June, 2005, we initiated modifications at this facility in order to improve compliance with evolving regulations and to upgrade specific equipment used in the manufacturing process. These upgrades and subsequent validations are expected to be completed by the end of calendar 2005. These modifications have been presented to and agreed upon with the Medical Products Agency in Sweden. We do not expect any significant delays or interruptions to operations as a result of these modifications.

ViraNative also owns a 21,500 square foot building in Umea, Sweden, which was recently renovated at a cost of approximately $1.5 million to accommodate a portion of our Multiferon® production. This building was purchased prior to our acquisition of ViraNative to provide expanded production capacity and is intended to potentially house all of ViraNatives’ research, production and administrative facilities. This facility carries a 25 year mortgage held by a Swedish bank for approximately $631,000.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Viragen International, Inc.’s common stock trades on the over-the-counter bulletin board, under the symbol “VGNI.” The following table sets forth the high and low closing quotations for our common stock since July 1, 2003.

	High	Low
2004-2005
Fourth Quarter ended 6/30/05	$0.15	$0.11
Third Quarter ended 3/31/05	0.24	0.12
Second Quarter ended 12/31/04	0.24	0.15
First Quarter ended 9/30/04	0.22	0.18

2003-2004
Fourth Quarter ended 6/30/04	$0.23	$0.17
Third Quarter ended 3/31/04	0.26	0.19
Second Quarter ended 12/31/03	0.28	0.17
First Quarter ended 9/30/03	0.43	0.24

The above quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and do not represent actual transactions.

As of September 7, 2005, we had approximately 140 stockholders of record. On that date, the closing price of our common stock was $0.10 per share.

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

Item 6. Selected Financial Data

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen International for the fiscal years ended June 30, 2005, 2004 and 2003 and the consolidated balance sheet data as of June 30, 2005 and 2004 have been derived from Viragen International’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 2002 and 2001 and the consolidated balance sheet data as of June 30, 2003, 2002 and 2001 have been derived from Viragen International’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended June 30,
	2005	2004	2003	2002	2001
STATEMENTS OF OPERATIONS DATA

Product sales	$278,784	$266,137	$630,785	$1,275,264	$—
Interest and other income	891,266	329,456	239,306	206,506	167,223
Net loss (a)	(15,644,189)	(7,076,051)	(5,164,944)	(5,591,241)	(7,915,274)
Basic and diluted net loss per common share	(0.22)	(0.10)	(0.11)	(0.14)	(0.33)
Weighted average common shares outstanding	72,740,857	68,113,764	48,772,154	40,978,950	23,715,565

	At June 30,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA

Working capital	$2,257,967	$2,428,910	$956,890	$171,615	$1,154,822
Total assets	14,273,221	23,325,244	21,075,160	19,153,379	6,519,941
Long-term debt	631,332	1,072,087	1,124,335	1,023,948	25,488
Advances from parent	20,320,367	12,623,782	3,680,530	4,749,982	—
Stockholders’ (deficit) equity	(8,262,692)	6,899,865	12,767,410	9,551,471	5,066,596

(a)	Net loss for the fiscal year ended June 30, 2005 includes a goodwill impairment charge of approximately $6.9 million.

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

Factors that may cause actual results to differ materially include the risks and uncertainties discussed below, as well as in the “Risk Factors” section included in our Prospectus (File No. 333-75998) filed on November 22, 2002 with the Securities and Exchange Commission pursuant to Rule 424 (b) (3) of the Securities Act of 1933. You should read them. You should also read the risk factors identified from time to time in our reports on Forms 10-Q or 10-K and registration statements and amendments, if any. We will provide you with a copy of any or all of these documents at no charge. Copies of these documents may also be obtained free of charge from our parent company’s website at www.viragen.com and the Securities and Exchange Commission website at www.sec.gov.

Our business, results of operations and financial condition could be adversely affected by a number of risks and uncertainties, including the following:

•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials, successfully market our product and otherwise continue as a going concern;

•	whether the efficacy, production, price and timing of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether, despite achievement of regulatory approvals, our products are accepted as a treatment superior to that of our competitors; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

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

Viragen International has incurred operational losses and operated with negative cash flows since its inception. Net losses have totaled approximately $15.6 million, $7.1 million and $5.2 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of income and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to inventories, depreciation, amortization, asset valuation allowances and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of the financial statements included in this annual report, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2005, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was impaired and an impairment charge of approximately $6.9 million was recorded. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources

We are currently dependent upon advances by Viragen, Inc., our parent company, and to a lesser extent, revenue generated from the sale of our natural human alpha interferon product, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. Viragen’s plan includes obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Our or Viragen’s inability to obtain additional capital through equity or debt financings, or generate substantial revenue, would have a material adverse effect on our financial condition and our ability to continue operations. As a result of these financial conditions, the report of our independent registered public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.

During fiscal 2005, our funding consisted of advances from Viragen totaling approximately $8.6 million, revenue generated from the sale of our natural human alpha interferon product totaling approximately $280,000 and a $280,000 contribution received from an agency in Sweden to offset capital investments. At June 30, 2005, cash on hand totaled approximately $650,000 and working capital totaled approximately $2.3 million. Cash used to fund operations during the fiscal year ended June 30, 2005 totaled approximately $7.2 million. During the fiscal year ended June 30, 2005, we also used approximately $1.4 million of the funding from Viragen to repay a portion of our long term debt and pay down our credit facility in Sweden.

Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of our natural human alpha interferon product; progress with future and ongoing clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities. For fiscal 2005, we anticipate the need of approximately $8.0 million for operating activities, $0.5 million for investing activities and less than $0.1 million to service our long term debt obligations other than with our parent, Viragen.

During fiscal 2005, Viragen contributed to capital $1 million of intercompany balances with Viragen International. Viragen received 5,555,556 shares of our common stock for the capital contribution. Viragen’s capital contributions were made at the then-current market price of our common stock of $0.18 per share. However, as of June 30, 2005, the amount that remained payable to Viragen was approximately $20.3 million. Following the issuance of shares in connection with the fiscal 2005 contribution to capital, Viragen owns approximately 81.2% of our issued and outstanding common stock.

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. The maximum borrowing capacity was approximately $0.8 million as of June 30, 2005. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 5.25% at June 30, 2005. The facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of June 30, 2005. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Manufacturing of our natural human alpha interferon at our leased facility in Umeå, Sweden, was suspended in March 2003. This planned break in routine manufacturing was dictated by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. Renovation of this facility commenced in 2003 and was in line with our plan to expand our productive capacity of our natural human alpha interferon. The cost of this initial phase totaled approximately $1.5 million and was completed during September 2004. We plan to expand the use of our owned facility in phases based on product demand and available financing. Maximum expansion, if warranted, could cost up to an additional estimated $10 million.

We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level to offer non-responding patients a reasonable alternative treatment to the synthetic interferons currently being marketed. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon® and the completion of required clinical trials and facility expansions depend on our ability to raise significant additional funding.

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

As of the date of this annual report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Contractual Obligations

Our significant contractual obligations for the next five years and thereafter as of June 30, 2005 are as follow:

		Payments due by period
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$631,000	$33,000	$99,000	$99,000	$400,000
Operating leases (2)	1,124,000	808,000	316,000	—	—
Royalties (3)	35,000	35,000	—	—	—

Total contractual obligations	$1,790,000	$876,000	$415,000	$99,000	$400,000

(1)	Long-term debt consists of a mortgage loan with a Swedish bank.
(2)	Operating leases consist of facility and equipment lease agreements.
(3)	Royalties represent royalties due to Medicore according to settlement reached in July 2003.

Results of Operations

2005 Compared to 2004

Product Sales

For the fiscal year ended June 30, 2005, product sales totaled approximately $279,000 compared to approximately $266,000 for the fiscal year ended June 30, 2004. This slight increase in product sales of approximately $13,000 is attributed to an increase in sales of Multiferon® in Sweden and South Africa, which was partially offset by decreases in Indonesia and Mexico. The timing and size of orders placed by our distributors can have a significant impact on our product sales for a particular period. This is expected for markets in which we have recently launched Multiferon®. As these markets develop, we can expect a more consistent trend in orders and thus product sales. Of the $279,000 in total product sales in fiscal 2005, approximately 70% occurred in the last two fiscal quarters.

We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized significant revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In many countries, a separate process may be required for obtaining reimbursement authorization, physicians must be educated about the merits of the product over time, and in some of these territories, hospital formularies govern the acceptance for use of a new product.

There are other challenges associated with international marketing activities including: language and cultural barriers, poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon® may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products and the general population’s inability to afford private care drug products. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales and Inventory Write-down

Cost of sales, which includes excess/idle production costs, totaled approximately $2.6 million for the fiscal year ended June 30, 2005 compared to approximately $2.0 million for the fiscal year ended June 30, 2004. The increase in cost of sales is primarily attributed to increased excess/idle capacity. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. In fiscal 2005, excess/idle capacity costs were due to minimal production activities as a result of low sales demand. In fiscal 2004 excess/idle capacity costs were the result of the suspension of routine manufacturing in March 2003. This planned break in routine manufacturing was dictated by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

During fiscal 2005, we recorded a write-down of approximately $720,000 of our finished product inventory. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, a write-down of the value of this inventory was deemed necessary. The remaining cost of finished goods inventory at June 30, 2005 is approximately $19,000 and we anticipate the use of this inventory for sales in the near future.

The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record additional inventory write-downs, which would have an adverse impact on our results of operations.

A significant portion of our inventory is classified as work in process. Included in work in process is approximately $643,000 of inventory that has been filled in ampoules, but that is pending final release by regulatory authorities, which is expected in the first or second quarter of fiscal 2006. We currently anticipate the use of these ampoules prior to their shelf-life expiration, which is up to three years from June 30, 2005. The remainder of work in process is approximately $1.4 million of purified Multiferon® that has not yet been filled into ampoules or syringes. Subsequent to June 30, 2005, a freezer at our facility in Sweden malfunctioned causing the temperature of a portion of this purified Multiferon® to rise above the approved levels for frozen product. We will be unable to utilize this particular inventory for commercial use and a write-down of approximately $560,000, reduced by insurance recovery, if any, will be recorded in the first quarter of fiscal 2006. We currently anticipate we will fill the remainder of our purified Multiferon® into ampoules and/or syringes prior to shelf-life expiration, which ranges from nine to fifteen months from June 30, 2005.

Research and Development Costs

Research and development costs include scientific salaries and support fees, product used for clinical trials, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the fiscal year ended June 30, 2005 totaled approximately $1.6 million, an increase of approximately $244,000 when compared to the prior year. This increase was primarily attributed to an increase in consulting fees for regulatory matters of approximately $245,000 and an increase is product costs for clinical trials of approximately $188,000. These increases were partially offset by the reversal of a long-standing trade liability of approximately $182,000 during the year.

We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product and related technologies. We anticipate expenditures to increase over the next twelve months, particularly in the area of regulatory-related consulting fees. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any biopharmaceutical product, is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, our ability to secure a partner with whom to conduct these trials or our ability to generate sufficient cash flow from operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the fiscal year ended June 30, 2005, selling, general and administrative expenses totaled approximately $4.7 million, an increase of approximately $746,000 when compared to the prior year. For fiscal 2005, selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $1.4 million compared to approximately $1.1 million for fiscal 2004. The increased allocation is primarily due to additional personnel-related costs and professional services fees incurred by Viragen on our behalf. Also contributing to the increase in selling, general and administrative expenses were increases in consulting fees of approximately $204,000 and increases in professional services fees, including legal and accounting, of approximately $252,000.

Our successful commercialization of Multiferon® will require additional marketing and promotional activities, which is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

We anticipate that selling related expenses will increase in fiscal 2006 compared to fiscal 2005. This increase is mainly expected due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.

Impairment of Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. Due to a lack of significant revenues from our natural interferon product and a longer than anticipated timeframe to receive regulatory approvals in certain markets, revenue and cash flows for the ViraNative reporting unit were lower than expected in fiscal 2005. Primarily based on this trend, the revenue projections for the next several years were revised downward. As a result of these revised projections, the present value of the future estimated cash flows from the reporting unit were significantly less than those estimated in prior periods. The fair value of the ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows, quoted market prices and market multiples from comparable businesses. After evaluating the results of these valuation methods a goodwill impairment charge of approximately $6.9 million was recognized in April 2005 on the ViraNative reporting unit.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the fiscal year ended June 30, 2005, amortization of intangible assets totaled approximately $169,000 compared to approximately $158,000 for the fiscal year ended June 30, 2004. The period over period differences are due to foreign exchange fluctuations.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities have interest rates of approximately 5.25%. Interest expense for the fiscal year ended June 30, 2005 totaled approximately $85,000, compared to approximately $165,000, for the fiscal year ended June 30, 2004. This decrease is due to the repayment in September 2004 of one of our loans in Sweden that carried a high interest rate and a reduction in the interest rate and average outstanding balance on our line of credit in Sweden.

Other Income, Net

The primary components of other income, net are interest earned on cash and cash equivalents, transaction and remeasurement gains or losses on foreign currency exchange, gains or losses on the disposal of property and equipment, administrative fees charged to Viragen, sub-lease income on certain office space in our facility in Scotland, and income generated from research and development support services provided by our Swedish subsidiary.

For the fiscal year ended June 30, 2005, other income, net totaled approximately $891,000 compared to other income of approximately $329,000 for the fiscal year ended June 30, 2004. During the fiscal year ended June 30, 2005 we recorded a $596,000 gain on the remeasurement of a liability to Viragen by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen (Scotland) has been gradually settling the liability by charging Viragen, Inc. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

Beginning in fiscal 2005, Viragen (Scotland) charged an administrative fee to Viragen based on a percentage of operational expenses charged to Viragen for research and development and administration performed on their behalf. For fiscal 2005 this amount totaled approximately $121,000.

The above income items were partially offset by a decrease in income generated from third-party research and development support services provided by our Swedish subsidiary totaling approximately $184,000 in fiscal 2005.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the fiscal year ended June 30, 2005 and 2004, our income tax benefits totaled approximately $44,000. Income tax benefits for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under SFAS No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $457,000 as of June 30, 2005, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

As of June 30, 2005, we had net operating loss carry-forwards of approximately $7.5 million for U.S. federal income tax purposes expiring between 2006 and 2025. Approximately $1.6 million of this amount will expire by the year 2011. These losses may be used to offset taxable income, if any, during those periods. Our ability to generate revenue and net income during future periods is dependent upon obtaining regulatory approvals for further commercialization of Multiferon®. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. At June 30, 2005, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $25.8 million and $13.8 million, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the fiscal year ended June 30, 2004, selling, general and administrative expenses totaled approximately $3,965,000, an increase of approximately $561,000 when compared to the fiscal year ended June 30, 2003. This increase is attributed mainly to increases in personnel-related termination costs, consulting fees, and legal fees at our Swedish subsidiary totaling approximately $238,000, $52,000 and $53,000, respectively. Also contributing to the increase in selling, general and administrative expenses were increases in insurance expense, consulting fees and building rent at our Florida headquarters totaling approximately $99,000, $31,000, and $38,000, respectively. For the fiscal year ended June 30, 2004, selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $1,082,000 compared to approximately $986,000 for fiscal year ended June 30, 2003.

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

Interest Expense

Interest expense primarily represents interest incurred on the debt facilities maintained by our Swedish subsidiary. Interest expense for the fiscal year ended June 30, 2004 totaled approximately $165,000, compared to approximately $194,000 for fiscal year ended June 30, 2003. These credit facilities had interest rates ranging from 5.25% to 9.90%.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the year ended June 30, 2004, income tax benefit totaled approximately $44,000, a decrease of approximately $17,000 when compared to the same period of the previous fiscal year as a result of the fully amortized customer contract intangible asset. Income tax benefit for the fiscal year ended June 30, 2004 consists of the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under SFAS No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $500,000 as of June 30, 2004, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

As of June 30, 2004, we had a net operating loss carry forward of approximately $6 million for U.S. federal income tax purposes expiring between 2005 and 2024. Approximately $1.1 million of this amount will expire by the year 2010. These losses may be used to offset taxable income, if any, during those periods. Based on our accumulated losses, a full valuation allowance was provided to reduce deferred income tax assets to the amount that will more likely than not be realized.

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

During the fiscal year ended June 30, 2005, the U.S. dollar experienced adverse fluctuations against the British Pound and the Swedish Krona. At one point during the fiscal year, the U.S. dollar had lost approximately 6.60% and 14.25% of its value against the British Pound and Swedish Krona, respectively, compared to June 30, 2004. As a result of the weak U.S. dollar during fiscal 2005, we experienced greater revenues but, more significantly, greater operating expenses of our foreign subsidiaries, when translated to U.S. dollars.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden which have not participated in the adoption of the Euro as of June 30, 2005.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report on Form 10-K are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Item 9A, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to Viragen International and its consolidated subsidiaries is made known to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our fiscal year ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Name	Age	Position with the Company	Served as Officer and/or Director Since
Carl N. Singer	89	Chairman of the Board	2000
Charles A. Rice	54	President, Chief Executive Officer and Director	2005
Dennis W. Healey	57	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	1996
William H. Stimson, Ph.D.	59	Director	2000
Nicholas M. Burke	33	Vice President and Controller	2001

Our directors are collectively elected at stockholders’ meetings and hold office for one year and until their successors are elected and qualified. Our director nominees are selected by our board of directors. We have not adopted formal procedures to permit the nomination of directors or recommendation of nominees by our stockholders. As Viragen holds a majority of our issued and outstanding shares, they elect all board members. Officers are appointed by the board of directors and serve at the pleasure of the board.

Set forth below is a biographical description of each director and executive officer of Viragen International.

Carl N. Singer became our chairman, president and chief executive officer following the resignation of Gerald Smith from those positions in January 2003. In March 2005, Mr. Singer resigned as president and chief executive officer upon the appointment of Charles A. Rice to those positions. Mr. Singer was appointed to the board of directors in July 2000. He currently serves as chairman of the board of Viragen and chairman of Viragen’s executive committee of the board of directors. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment fund which manages the Active Investors II fund. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

Charles A. Rice became our president and chief executive officer following the resignation of Carl N. Singer from those positions in March 2005. Mr. Rice was also appointed to the board of directors in March 2005. Mr. Rice has served as president and chief executive officer and a director of Viragen since March 2004. From January 2003 to September 2003, Mr. Rice served as group president of KV Pharmaceutical Company with responsibility for commercial activities. From August 1992 to November 2002, Mr. Rice served as president and chief executive officer of Dey, Inc., a division of Germany’s Merck KGaA, where he developed and implemented strategies to create a rapidly growing and profitable business.

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

Nicholas M. Burke is a certified public accountant and joined Viragen International as its controller in October 2001. Prior to joining Viragen International, Mr. Burke served as corporate controller of SmartDisk Corporation, a Florida-based computer peripherals technology company from 1999 to 2001. From 1994 until 1999, Mr. Burke was a senior member of the audit staff of Ernst & Young LLP, Viragen International’s independent registered public accounting firm, concentrating his practice in the computer technology and biotechnology industries.

Effective June 30, 2005, Per-Erik Persson resigned as a director of Viragen International. Mr. Persson was appointed to the board of directors in November 2001 following our acquisition of ViraNative. Mr. Persson remains chairman of the board of directors of ViraNative, a position he has held since September 2003.

On April 22, 2005, Viragen entered into an agreement with Melvin Rothberg, pursuant to which the parties agreed to an early termination of the employment agreement dated July 1, 2004 between Viragen, Inc. and Mr. Rothberg. Upon execution of the agreement by the parties, Mr. Rothberg resigned as executive vice president - operations of Viragen and all other capacities in which he served Viragen and its subsidiaries, including Viragen International. Mr. Rothberg had been a member of Viragen International’s board of directors since July 2000 and served as executive vice president - operation for Viragen since April 1999.

There is no family relationship between any of the officers and directors.

Director Compensation

We do not currently compensate employee directors for their services as members of the board of directors. We currently compensate non-employee directors for their attendance at meetings of the board of directors in the amount of $2,500 per meeting.

Committees of the Board of Directors

The securities of Viragen International are not listed on a national securities exchange and, accordingly, we are not currently subject to any law, rule or regulation requiring that we establish an audit, nominating or compensation committee. The board of directors has not yet established an audit committee, nominating and governance committee or compensation committee. However, the functions of these committees are currently performed by the audit and finance committee, nominating and governance committee and compensation committee, respectively, of Viragen, Inc., our parent.

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

Code of Ethics

We have adopted a Code of Ethics for Senior Finance Personnel (“Code of Ethics”) that applies to our chief executive officer, chief financial officer, controller, and persons performing similar functions. We have also adopted a Business Ethics and Conflict of Interest Statement (“Business Ethics and Conflict of Interest Statement”) that applies to directors, executive officers and employees of Viragen International and its subsidiaries. The Code of Ethics and Business Ethics and Conflict of Interest Statement are available on our parent company’s web site, free of charge, at www.viragen.com under the “Corporate Governance” section. We will also provide a copy of this document, free of charge, upon request. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website or on Form 8-K promptly following the date of such amendment or waiver.

Item 11. Executive Compensation

The following table sets forth information concerning the compensation of the chief executive officers of Viragen International and its other executive officers whose compensation exceeded $100,000 for the year ended June 30, 2005.

Summary Compensation Table

					Long Term Compensation
					Awards		Payouts
					Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)
		Annual Compensation					LTIP Payouts ($)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)				All Other Compensation ($)
Charles A. Rice	2005	$150,000	$—	$—	$—	—	$—	$—
President and CEO and	2004	39,375	—	—	—	—	—	—
Director	2003	—	—	—	—	—	—	—

Carl N. Singer	2005	—	—	25,000	—	—	—	—
Chairman of the Board,	2004	—	—	25,000	—	—	—	—
Former President and CEO	2003	—	—	25,000	—	—	—	—

A. Carmen Estrada	2005	128,300	—	—	—	—	—	—
Director of Marketing	2004	110,000	—	—	—	—	—	—
	2003	105,000	—	—	—	—	—	—

Melvin Rothberg	2005	122,300	—	—	—	—	—	—
Former Executive V.P.-	2004	145,200	—	—	—	—	—	—
Operations	2003	72,600	—	—	—	—	—	—

Charles A. Rice became our president and chief executive officer following the resignation of Carl N. Singer from those positions in March 2005. Mr. Rice has served as president and chief executive officer and a director of Viragen since March 2004. Mr. Rice has entered into a three year employment agreement with Viragen. The agreement provides for an annual base salary of $300,000. One-half of Mr. Rice’s salary is allocated to Viragen International as noted in the table above. Commencing in calendar 2005, the board of directors of Viragen shall recommend an annual incentive bonus, which will not be less than $75,000, a portion of which may be allocated to Viragen International.

Carl N. Singer became our president and chief executive officer following the resignation of Gerald Smith from those positions in January 2003. In March 2005, Mr. Singer resigned as president and chief executive officer upon the appointment of Charles A. Rice to those positions. Commencing in March 2000, Mr. Singer receives $100,000 per year from Viragen for his services as chairman of the board and chairperson of the executive committee of Viragen of which 25% is allocated to Viragen International.

A. Carmen Estrada became our Director of Marketing in April 2002. Effective August 1, 2004, Ms. Estrada’s annual salary became $130,000 per year.

Melvin Rothberg served as executive vice president – operations and director of Viragen International. A portion of Mr. Rothberg’s salary was allocated to Viragen International as noted in the table above. On July 1, 2004 Mr. Rothberg entered into a two year employment agreement with Viragen. This agreement provided for an annual salary of $190,000, which was subsequently increased to $198,500 in lieu of other compensation. On April 22, 2005, Viragen entered into an agreement with Melvin Rothberg, pursuant to which the parties agreed to an early termination of the employment agreement dated July 1, 2004. Upon execution of the agreement by the parties, Mr. Rothberg resigned as executive vice president – operations of Viragen and all other capacities in which he served Viragen and its subsidiaries, including Viragen International. As this management change was made by Viragen, no portion of Mr.Rothberg’s severance compensation was allocated to Viragen International.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 2005 to each person named in the summary compensation table.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
					5%	10%
Charles A. Rice	—	—	$—	—	—	—
Carl N. Singer	—	—	—	—	—	—
A. Carmen Estrada	—	—	—	—	—	—
Melvin Rothberg	—	—	—	—	—	—

Option Exercises and Holdings

The following table sets forth information as to the exercise of options to purchase shares of common stock during the fiscal year ended June 30, 2005 by each person named in the summary compensation table and the unexercised options held as of the end of the 2005 fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End (#)		Value of Unexercised In-The-Money Options at FY End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles A. Rice	—	$—	—	—	$—	$—
Carl N. Singer	—	—	100,000	—	—	—
A. Carmen Estrada	—	—	—	—	—	—
Melvin Rothberg	—	—	23,000	—	—	—

Equity Compensation Plan Information

The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2005, including the 1997 Stock Option Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	325,500	$0.58	272,300
Equity compensation plans not approved by security holders	—	—	—

Total	325,500	$0.58	272,300

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

Incentive options are non-assignable and nontransferable, except by will or by the laws of descent and distribution during the lifetime of the optionee. Only the optionee may exercise incentive options. Under an amendment to the 1997 Stock Option Plan, non-qualified options may be transferable under limited circumstances for estate planning, if authorized by the board of directors or the committee. If an optionee’s employment is terminated for any reason, other than his or her death or disability, or if an optionee is not an employee but is a member of Viragen International’s board of directors and his or her service as a director is terminated for any reason, other then death or disability, the plan option granted will lapse to the extent unexercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his or her employment, the plan option granted will lapse to the extent unexercised on the earlier of the expiration date of the plan option or the date one year following the date of the optionee’s death. If the optionee is permanently and totally disabled, the plan option granted lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of the disability.

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

During fiscal 2005, no options were granted under the 1997 Stock Option Plan. During fiscal 2004, we granted options under the 1997 Stock Option Plan to purchase 50,000 shares of Viragen International common stock at $0.35. During fiscal 2003, we granted options under the 1997 Stock Option Plan to purchase 102,500 shares of Viragen International common stock at prices ranging from $0.07 to $0.37. The options were granted to certain employees and directors of Viragen International. The options vest one-half on the date of grant and one-half on the first year anniversary and are exercisable over five years from the vest dates.

As of September 7, 2005 we have 302,500 options outstanding and 295,300 options available for future issuance under the 1997 Stock Option Plan.

Long-Term Incentive Plan Awards

During the most recently completed fiscal year, no long-term incentive plan awards, within the meaning of paragraph (a)(7)(iii) of Item 402 of Regulation S-K, were awarded to any person named in the summary compensation table.

Pension Plans

We have no defined benefit or actuarial plans under which benefits are determined primarily by final compensation (or average final compensation) and years of service.

Repricing of Options/SARs

During the most recently completed fiscal year, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any person named in the summary compensation table.

Compensation Committee Interlocks and Insider Participation

We currently have no compensation committee. All compensation paid to our executive officers, for their services as such, is paid directly by Viragen, our parent company. A portion of the compensation paid by Viragen to our executive officers is allocated to us based upon the determination of management of Viragen. Decisions made by Viragen with respect to the compensation of executive officers is made by Viragen’s compensation committee, which is comprised entirely of directors of Viragen who satisfy the independence standards of Section 121A of the Rules of the American Stock Exchange.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding Viragen International’s common stock beneficially owned at September 7, 2005 by:

•	each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen International’s common stock,

•	each of Viragen International’s directors,

•	each of Viragen International’s officers identified in the summary compensation table; and

•	all officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of any securities that the person has the right to acquire beneficial ownership of within 60 days, including upon the exercise of stock purchase options.

The table is based upon 73,669,320 shares of common stock outstanding at September 7, 2005, and does not give effect to:

•	the issuance of up to 325,500 shares in the event outstanding options are exercised, except with respect to beneficial ownership of shares attributable to the named person in accordance with SEC rules; and

•	the issuance of up to 11,732,760 shares in the event performance goals established under the ViraNative acquisition agreement are fully attained.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class	Common Shares Beneficially Owned
			Currently	Acquirable Within 60 days
Viragen, Inc.	59,818,301	81.2%	59,818,301	—
Dennis W. Healey	100,000	*	100,000	—
Carl N. Singer	100,000	*	—	100,000
William H. Stimson	50,000	*	—	50,000
Officers and Directors as a group (4 persons)	275,000	*	100,000	175,000

*	less than 1%

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed, except as described below:

•	Viragen, Inc., our parent company, has not yet filed a Form 4 to report that on August 31, 2004, it converted $1 million of inter-company balances with Viragen International into 5,555,556 shares of our common stock. Viragen has advised us that it will file the corresponding Form 4 promptly following the filing of this annual report on Form 10-K; and

•	Viragen, Inc., our parent company, has not yet filed a Form 3 to report its initial beneficial ownership and has not filed one or more Forms 4 to report its acquisitions of an aggregate of 54,262,745 shares of our common stock prior to August 31, 2004. From time-to-time between its initial acquisition of our shares in 1995 and continuing until August 31, 2004, Viragen has converted inter-company balances with Viragen International into shares of our common stock. However, Viragen’s ownership of our common stock, including its conversion of inter-company balances with us, has historically been reported in our quarterly reports on Form 10-Q and in our annual reports on Form 10-K. Viragen has advised us that it has never sold, assigned or otherwise disposed of any of shares of our common stock. Viragen has also advised us that it will file the delinquent Form 3 and Forms 4 promptly following the filing of this annual report on Form 10-K.

Stock Price Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on the Company’s common stock during the period from June 30, 2000 through June 30, 2005, with the cumulative total return on the NASDAQ Pharmaceuticals Index and the Russell 2000 Index.

Item 13. Certain Relationships and Related Transactions

On August 31, 2004, Viragen contributed to capital $1 million in inter-company balances with Viragen International. On that date, the closing price of our common stock was $0.18 per share as quoted on the over-the-counter bulletin board. Viragen received 5,555,556 shares of our common stock for the capital contribution. This contribution increased Viragen’s ownership of our outstanding common stock to approximately 81.2%.

Mr. Carl N. Singer, chairman of the board of directors of Viragen International, is also chairman of the board of directors of Viragen. Mr. Charles A. Rice, president, chief executive officer and a director of Viragen International is also president, chief executive officer and a director of Viragen. Mr. Dennis W. Healey, executive vice president, chief financial officer, treasurer, secretary and a director of Viragen International, also serves in the same capacities for Viragen, although not a director of Viragen. Professor William H. Stimson is a director of Viragen International and also serves as a compensated consultant. During the fiscal year ended June 30, 2005, Professor Stimson received approximately $112,000 for his consulting services.

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the fiscal years ended June 30, 2005, 2004 and 2003, expenses allocated by Viragen totaled approximately $1,401,000, $1,082,000 and $986,000, respectively. The increase in the amount of expenses allocated to Viragen International during fiscal years 2005 and 2004 is attributed to an increase in time spent by Viragen employees on our business matters as well as increases in certain administrative expenses including professional fees, insurance and rent.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of our parent company, Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to Viragen as incurred. For fiscal 2005, 2004 and 2003, research and development expenses charged to Viragen totaled approximately $1,861,000, $1,164,000 and $1,574,000, respectively. The amount of administrative expenses charged to Viragen totaled approximately $224,000, $224,000 and $170,000, for fiscal 2005, 2004 and 2003, respectively. These expenses charged to Viragen are offset against the respective line items in our statement of operations. In fiscal 2005, Viragen (Scotland) began charging an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For fiscal 2005 this amount totaled approximately $121,000 and has been recorded in the interest and other income line item of our statement of operations.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP for the fiscal years ended June 30, 2005 and 2004.

	June 30,
	2005	2004
Audit fees	$363,000	$153,000
Audit related fees	—	—
Tax fees	36,000	31,000
All other fees	—	—

Total	$399,000	$184,000

Audit fees includes the audit of our annual financial statements included in our annual report on Form 10-K, review of interim financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the review of interim financial statements. Our audit fees include fees allocated to us by Viragen, Inc. for the audit of the annual financial statements, including Sarbanes-Oxley Section 404 attest services in fiscal 2005, and the reviews of interim financial statements, totaling approximately $218,000 and $106,000, respectively, for the years ended June 30, 2005 and 2004.

Audit related fees consist of services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not included under audit fees.

Tax fees consist of the aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Item 8. “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report of Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

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

VIRAGEN INTERNATIONAL, INC.

By:	/s/ Charles A. Rice
Charles A. Rice President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: September 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Carl N. Singer Carl N. Singer	Chairman of the Board of Directors	September 10, 2005

/s/ Charles A. Rice Charles A. Rice	President, Chief Executive Officer (Principal Executive Officer) and Director	September 12, 2005

/s/ Dennis W. Healey Dennis W. Healey	Executive Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer and Director	September 12, 2005

/s/ William H. Stimson Ph.D. William H. Stimson Ph.D.	Director	September 12, 2005

/s/ Nicholas Burke Nicholas Burke	Vice President and Controller (Principal Accounting Officer)	September 12, 2005

FORM 10-K—ITEM 8

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Viragen International, Inc.

We have audited the accompanying consolidated balance sheets of Viragen International, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen International, Inc. and subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

September 7, 2005

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$652,033	$688,985
Accounts receivable	39,350	31,788
Inventories	2,349,513	3,477,214
Prepaid expenses	141,643	238,258
Other current assets	236,330	221,807

Total current assets	3,418,869	4,658,052
Property, plant and equipment
Land, building and improvements	4,946,906	3,425,723
Equipment and furniture	4,769,372	4,675,402
Construction in progress	19,630	1,861,846

	9,735,908	9,962,971
Less accumulated depreciation	(4,143,300)	(3,419,041)

	5,592,608	6,543,930
Goodwill	3,653,159	10,295,140
Developed technology, net	1,608,585	1,828,122

	$14,273,221	$23,325,244

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$527,471	$540,028
Accrued expenses and other liabilities	600,203	728,492
Line of credit	—	806,899
Current portion of long-term debt	33,228	153,723

Total current liabilities	1,160,902	2,229,142
Long-term debt, less current portion	598,104	1,072,087
Advances from parent	20,320,367	12,623,782
Deferred income tax liability	456,540	500,368

Commitments and contingencies

Stockholders’ (deficit) equity
Common stock, $.01 par value; 90,000,000 shares authorized; 73,669,320 shares issued and outstanding at June 30, 2005; 68,113,764 shares issued and outstanding at June 30, 2004	736,694	681,138
Additional paid-in capital	46,482,347	45,537,903
Accumulated deficit	(58,671,491)	(43,027,302)
Accumulated other comprehensive income	3,189,758	3,708,126

Total stockholders’ (deficit) equity	(8,262,692)	6,899,865

	$14,273,221	$23,325,244

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2005	2004	2003
Product sales	$278,784	$266,137	$630,785

Costs and expenses
Cost of sales	2,611,405	2,046,799	1,296,691
Inventory write-down	720,450	—	—
Research and development	1,624,748	1,380,444	1,017,336
Selling, general and administrative	4,710,876	3,964,662	3,403,731
Impairment of goodwill	6,936,215	—	—
Amortization of intangible assets	168,944	158,270	183,534
Other income, net	(891,266)	(329,456)	(239,306)
Interest expense	85,429	165,297	194,429

Loss before income taxes	(15,688,017)	(7,119,879)	(5,225,630)
Income tax benefit	43,828	43,828	60,686

Net loss	$(15,644,189)	$(7,076,051)	$(5,164,944)

Loss per common share - basic and diluted	$(0.22)	$(0.10)	$(0.11)

Weighted average common shares – basic and diluted	72,740,857	68,113,764	48,772,154

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at June 30, 2002	46,491,740	$464,917	$39,216,624		$(30,786,307)	$656,237	$9,551,471
Comprehensive loss:
Net loss				$(5,164,944)	(5,164,944)
Foreign currency translation adjustment				1,843,383		1,843,383

Comprehensive loss				$(3,321,561)			(3,321,561)

Capital contribution by Viragen, Inc.	17,142,857	171,429	5,828,571				6,000,000
Settlement of licensing fee payable with common stock	4,479,167	44,792	492,708				537,500

Balance at June 30, 2003	68,113,764	681,138	45,537,903		(35,951,251)	2,499,620	12,767,410
Comprehensive loss:
Net loss				$(7,076,051)	(7,076,051)
Foreign currency translation adjustment				1,208,506		1,208,506

Comprehensive loss				$(5,867,545)			(5,867,545)

Balance at June 30, 2004	68,113,764	681,138	45,537,903		(43,027,302)	3,708,126	6,899,865
Comprehensive loss:
Net loss				$(15,644,189)	(15,644,189)
Foreign currency translation adjustment				(518,368)		(518,368)

Comprehensive loss				$(16,162,557)			(16,162,557)

Capital contribution by Viragen, Inc.	5,555,556	55,556	944,444				1,000,000

Balance at June 30, 2005	73,669,320	$736,694	$46,482,347		$(58,671,491)	$3,189,758	$(8,262,692)

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(15,644,189)	$(7,076,051)	$(5,164,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	794,959	742,633	707,241
Amortization of intangible assets	168,944	158,270	183,534
Impairment of goodwill	6,936,215	—	—
Inventory write-down	720,450	—	—
Loss on sale of property, plant and equipment	—	117,160	8,578
Deferred income tax benefit	(43,828)	(43,828)	(60,686)
Gain on remeasurement of liability to Viragen, Inc.	(595,776)	—	—
Increase (decrease) relating to operating activities from:
Accounts receivable	(7,562)	73,546	244,631
Inventories	407,251	(165,631)	(1,445,015)
Prepaid expenses	96,615	(65,004)	(18,045)
Other current assets	82,563	(139,645)	884,380
Accounts payable	(12,557)	(760,891)	264,230
Accrued expenses and other liabilities	(128,289)	130,335	(146,411)

Net cash used in operating activities	(7,225,204)	(7,029,106)	(4,542,507)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(178,653)	(1,410,109)	(343,365)
Proceeds from sale of property, plant and equipment	24,738	35,783	—
Contribution received for capital investment in Sweden	278,005	—	—

Net cash provided by (used in) investing activities	124,090	(1,374,326)	(343,365)

FINANCING ACTIVITIES
Advances from parent	8,574,761	8,943,252	4,930,548
Net (payment) borrowing on line of credit	(778,943)	(253,001)	43,827
Payment on long-term debt	(587,791)	(35,032)	(36,369)

Net cash provided by financing activities	7,208,027	8,655,219	4,938,006
Effect of exchange rate fluctuations on cash	(143,865)	172,974	134,685

(Decrease) increase in cash and cash equivalents	(36,952)	424,761	186,819
Cash and cash equivalents at beginning of year	688,985	264,224	77,405

Cash and cash equivalents at end of year	$652,033	$688,985	$264,224

Supplemental Cash Flow Information:
Interest paid	$63,363	$159,483	$162,911

During the years ended June 30, 2005, 2004 and 2003, Viragen International had the following non-cash investing and financing activities:

	Year Ended June 30,
	2005	2004	2003
Contribution to capital of inter-company balances by Viragen, Inc.	$1,000,000	$—	$6,000,000
Settlement of licensing fee payable with common stock	—	—	537,500

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization: Viragen International, Inc. and its subsidiaries are engaged in the research, development, manufacture, and sale of a natural human alpha interferon product indicated for treatment of a broad range of viral and malignant diseases. We produce a natural human alpha interferon product under the tradename of Multiferon®TM from human white blood cells, also known as leukocytes. Natural interferon-alpha is one of the body’s most important natural defense mechanisms to foreign substances like viruses, but it also stimulates and modulates the human immune system.

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX symbol “VRA”). As of June 30, 2005, Viragen owned approximately 81.2% of our outstanding common stock. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

During the years ended June 30, 2005, 2004 and 2003, we incurred significant losses of approximately $15,644,000, $7,076,000 and $5,165,000, respectively, and had an accumulated deficit of approximately $58,671,000 as of June 30, 2005. Additionally, we had a cash balance of approximately $652,000 and working capital of approximately $2,258,000 at June 30, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. As we do not anticipate achieving sufficient cash flows from our operations by December 31, 2005, Viragen’s plan includes obtaining additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Our or Viragen’s inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

Foreign Currency Translation and Transactions: For our operations in Scotland and Sweden, local currencies are considered their functional currencies. For financial reporting purposes, we translate the assets and liabilities accounts of these operations are translated to U.S. dollars at rates in effect at the balance sheet date. Intercompany accounts that are considered long-term in nature are translated to U.S. dollars at historical rates. We translate statement of operations accounts at average rates for the period. The resulting unrealized foreign currency translation gains and losses are included in accumulated other comprehensive income in the equity section of our balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet date and any gains or losses are recorded in other income. During the fiscal year ended June 30, 2005, we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. See Note F for further discussion.

While most of the transactions of our U.S. and foreign operations are denominated in the respective local currency, some transactions are denominated in other currencies. Transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gains or losses are recorded in other income. For fiscal years 2005, 2004 and 2003, foreign currency transaction gains and losses were immaterial to our results of operations.

Fair Value of Financial Instruments: The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of June 30, 2005, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2005, due to the variable interest rates on those instruments.

Cash and Cash Equivalents: Cash and cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

Accounts Receivable: Accounts receivable primarily consists of amounts due from the sale of our natural human alpha interferon product by our Swedish subsidiary. As of June 30, 2005 and 2004, there was no allowance for doubtful accounts and no allowance for returns.

Inventories: Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon that is available for sale. Included in work in process is approximately $643,000 of inventory that has been filled in ampoules, but that is pending final release by regulatory authorities, which is expected in the first quarter of fiscal 2006. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the year ended June 30, 2005 we recorded write-downs of our finished product inventory totaling approximately $720,000. Subsequent to June 30, 2005 a freezer at our facility in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. We will be unable to utilize this inventory for commercial use and a write-down of approximately $560,000, net of insurance recovery, if any, will be recorded in the first quarter of fiscal 2006.

Inventories consisted of the following at June 30, 2005 and 2004:

	June 30,
	2005	2004
Finished product	$19,234	$1,038,944
Work in process	2,031,981	2,176,116
Raw materials and supplies	298,298	262,154

Total inventories	$2,349,513	$3,477,214

Certain raw materials used in the manufacture of our natural human alpha interferon product, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

Other Current Assets: Other current assets consisted of the following at June 30, 2005 and 2004:

	June 30,
	2005	2004
VAT tax refund receivable	$114,506	$197,384
Grant receivable	121,824	—
Other current assets	—	24,423

	$236,330	$221,807

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Goodwill: In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. See Note B for goodwill impairment discussion. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

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

Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2005 and 2004:

	June 30,
	2005	2004
Accrued payroll and related expenses	$353,925	$517,056
Accrued professional services fees	137,370	72,163
Accrued royalties	31,501	66,426
Other accrued expenses	77,407	72,847

	$600,203	$728,492

Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2005, 2004 and 2003 were immaterial to our results of operations.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Stock-Based Compensation: As currently permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, we account for our employee and director stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense for stock option grants is currently recognized if the exercise price is less than the fair value of our common stock on the grant date. Since the exercise price of the Company’s employee and director stock options granted during fiscal 2003 and 2004 were equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. There were no stock option grants during fiscal 2005. See Note I for recent accounting pronouncement.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if we had accounted for our employee and director stock-based compensation under the fair value method of those statements. The fair value for employee and director stock-based compensation, which consists of stock options, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent for 2004 and 2003; risk-free interest rates of 2.00% for 2004 and 2.17% for 2003; volatility factor of the expected market price of our common stock of 1.02 for 2004 and 0.90 for 2003; and an expected life of the stock option of three years. The weighted average fair values of the stock options granted in 2004 and 2003 were $0.22 and $0.14, respectively. For stock options subject to vesting, pro forma expense is recognized on a straight-line basis over the vesting period.

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value method to measure stock-based compensation:

	Year Ended June 30,
	2005	2004	2003
Net loss as reported	$(15,644,189)	$(7,076,051)	$(5,164,944)
Stock-based compensation determined under the fair value method	(966)	(11,315)	(28,362)

Pro forma net loss	$(15,645,155)	$(7,087,366)	$(5,193,306)

Loss per common share:
Basic and diluted – as reported	$(0.22)	$(0.10)	$(0.11)
Basic and diluted – pro forma	$(0.22)	$(0.10)	$(0.11)

The effects of applying SFAS No. 123 and SFAS No. 148 on pro forma disclosures of net loss and net loss per share for fiscal years 2005, 2004, and 2003, are not likely to be representative of the net loss and net loss per share in future years. Specifically, the amount of stock-based compensation, including the number of stock options that may be issued under our stock option plan, and the terms of future stock-based compensation, are not known at this time. In addition, the assumptions used to determine the fair value of stock-based compensation can vary significantly.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options totaling 325,500, 378,000 and 372,500 at June 30, 2005, 2004 and 2003, respectively, and contingently issuable shares totaling 11,732,760 in all periods is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options or issuance of contingently issuable shares and has been presented jointly with basic loss per share.

Comprehensive Loss: SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. As reflected in our consolidated statement of changes in stockholders’ (deficit) equity, our comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

NOTE B – GOODWILL AND OTHER INTANGIBLE ASSETS

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

The goodwill reported in our balance sheets as of June 30, 2005 and June 30, 2004 arose from our acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones. Subsequent to the initial recording of goodwill at an aggregate of approximately $7.6 million, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the years ended June 30, 2005 and June 30, 2004:

Balance as of June 30, 2003	$9,678,302
Foreign exchange adjustment	616,838

Balance as of June 30, 2004	10,295,140
Foreign exchange adjustment	294,234
Impairment charge	(6,936,215)

Balance as of June 30, 2005	$3,653,159

Due to a lack of significant revenues from our natural interferon product and a longer than anticipated timeframe to receive regulatory approvals in certain markets, revenue, operating profits and cash flows for the ViraNative reporting unit were lower than expected in fiscal 2005. Primarily based on this trend, the revenue projections for the next several years were revised downward. As a result of these revised projections, the present value of the future estimated cash flows from the reporting unit were significantly less than those estimated in prior periods. The fair value of the ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows, quoted market prices and market multiples from comparable businesses. After evaluating the results of these valuation methods a goodwill impairment charge of approximately $6.9 million was recognized in April 2005 on the ViraNative reporting unit.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology intangible asset reported in our balance sheets as of June 30, 2005 and June 30, 2004 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of June 30, 2005 and June 30, 2004 is as follows:

	June 30,
	2005	2004
Developed technology	$2,187,675	$2,268,472
Accumulated amortization	(579,090)	(440,350)

Developed technology, net	$1,608,585	$1,828,122

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset at $1,650,000, the gross carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

Amortization expense recognized for the fiscal year ended June 30, 2005 was approximately $169,000. Estimated amortization expense for the five succeeding fiscal years is as follows:

2006	$159,000
2007	159,000
2008	159,000
2009	159,000
2010	159,000

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C - DEBT

Line of Credit

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms on this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $767,000 as of June 30, 2005 compared to $1.1 million at June 30, 2004. Borrowings outstanding under this facility are at a floating rate of interest, which was approximately 5.25% at June 30, 2005 compared to 7.4% at June 30, 2004. This overdraft facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of June 30, 2005. Outstanding borrowings under this overdraft facility were approximately $807,000 as of June 30, 2004. The overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long term debt is comprised of the following:

	June 30,
	2005	2004
Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described below.	$631,332	$689,104
Credit facility in Sweden. Quarterly payments of principal and interest as described below.	—	536,706

	631,332	1,225,810
Less current portion	(33,228)	(153,723)

	$598,104	$1,072,087

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $631,000 and $689,000 at June 30, 2005 and 2004, respectively. This loan carries a floating rate of interest which was approximately 5.25% at June 30, 2005 and June 30, 2004. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.3 million as of June 30, 2005.

Under the terms of a loan with a Swedish governmental agency that was obtained for the purposes of conducting clinical trials, we were required to make quarterly payments of principal and interest of approximately $34,000. The loan carried a floating rate of interest at the Stockholm interbank offered rate (STIBOR) 90 plus 7%, which was approximately 9.30% as of June 30, 2004. This loan had an outstanding balance, which was payable in Swedish Krona, of approximately $537,000 at June 30, 2004. On September 30, 2004, we paid the entire outstanding principal, including accrued interest, on this loan. No amounts are due on this loan as of June 30, 2005.

Long-term debt outstanding at June 30, 2005 matures as follows:

2006	$33,000
2007	33,000
2008	33,000
2009	33,000
2010	33,000
Thereafter	466,000

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – ROYALTY AGREEMENT

In November 1986, Viragen, Inc., our parent company, and Medicore, Inc. entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to Medicore of $2,400,000. It includes a schedule of royalty payments of:

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

Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. These three installments, plus approximately $4,500 in interest, have been paid. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the fiscal years ended June 30, 2005 and 2004, royalties due under the agreement totaled approximately $14,000 and $13,000, respectively.

NOTE E – CAPITAL STOCK

Common Stock

As of June 30 2005, Viragen International has 90 million authorized shares of common stock and there are 73,669,320 outstanding shares of common stock. Viragen, Inc. owns 59,818,301 shares (81.2%) of our outstanding common stock.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – CAPITAL STOCK – (Continued)

In connection with the acquisition of ViraNative discussed in Note B, the former shareholders of ViraNative are entitled to an additional 11,732,760 shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

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

If and as each of these milestones is met, additional shares of Viragen International will be issued. If ViraNative meets all of the milestones under the purchase agreement, Viragen’s ownership interest in Viragen International would be reduced to approximately 70% from 81.2% as of June 30, 2005, assuming shares are not issued for any other purposes.

Stock Options

Viragen International’s 1997 Incentive Stock Option Plan has authorized the grant of options to employees, directors, or consultants for up to 600,000 shares of our common stock, of which 272,300 remained available at June 30, 2005. Options granted under the plan have various vesting dates and all options granted have 5 year terms from the vesting date.

A summary of our stock option activity and related information for the fiscal years ended June 30, follows:

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Outstanding at June 30, 2002	471,300	$1.66	353,800	$1.93
Granted	102,500	0.23
Exercised	—	—
Canceled/Expired	(201,300)	2.72

Outstanding at June 30, 2003	372,500	0.69	333,750	0.75
Granted	50,000	0.35
Exercised	—	—
Canceled/Expired	(44,500)	0.77

Outstanding at June 30, 2004	378,000	0.64	353,000	0.66
Granted	—	—
Exercised	—	—
Canceled/Expired	(52,500)	0.99

Outstanding at June 30, 2005	325,500	$0.58	325,500	$0.58

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – CAPITAL STOCK – (Continued)

The following table summarizes information about Viragen International’s stock options outstanding at June 30, 2005:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.07 - $0.13	52,500	3.15 years	$0.10	52,500	$0.10
$0.35 - $0.37	75,000	1.04 years	$0.36	75,000	$0.36
$0.70 - $0.95	198,000	1.61 years	$0.79	198,000	$0.79

$0.07 - $0.95	325,500	1.73 years	$0.58	325,500	$0.58

Shares of Common Stock Reserved

Shares of Viragen International’s common stock reserved at June 30, 2005, for possible future issuance are as follows:

Shares to be issued if additional milestones are achieved by ViraNative	11,732,760
1997 Incentive Stock Option Plan	597,800

12,330,560

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the fiscal years ended June 30, 2005, 2004 and 2003, expenses allocated by Viragen totaled approximately $1,401,000, $1,082,000 and $986,000, respectively.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to Viragen as incurred. For fiscal 2005, 2004 and 2003, research and development expenses charged to Viragen totaled approximately $1,861,000, $1,164,000 and $1,574,000, respectively. The amount of administrative expenses charged to Viragen totaled approximately $224,000, $224,000 and $170,000, for fiscal 2005, 2004 and 2003, respectively. These expenses charged to Viragen are offset against the respective line items in our statement of operations. In fiscal 2005, Viragen (Scotland) began charging an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For fiscal 2005 this amount totaled approximately $121,000 and has been recorded in the interest and other income line item of our statement of operations.

During the year ended June 30, 2005 we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. This amount has been recorded in the other income line item of our statement of operations. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. Beginning in fiscal 2002, Viragen (Scotland) began gradually settling the liability by charging Viragen, Inc. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, during the quarter ended December 31, 2004, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling had been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on total stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

In January, February, April, May, and June 2003, we, our subsidiaries, Viragen and all wholly-owned subsidiaries of Viragen executed guarantee and security agreements collateralizing a series of convertible debentures issued by Viragen totaling approximately $11.8 million. The guarantee and security agreements covered all assets, including tangible and intangible assets not otherwise pledged, of Viragen and its subsidiaries, including Viragen International. As of December 31, 2003, there was no principal balance outstanding on these convertible debentures. Viragen had satisfied the obligations by that time either by payment of the outstanding debentures or through the issuance of shares of Viragen common stock upon conversion of the debentures.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – TRANSACTIONS WITH PARENT - (Continued)

On July 12, 1995, Viragen (Scotland) Limited, our wholly owned subsidiary, entered into a technology license agreement (License Agreement) with Viragen Technology, Inc., a wholly owned subsidiary of Viragen, Inc., our parent company. The License Agreement granted Viragen (Scotland) rights to certain proprietary technology, including the right to manufacture and distribute Omniferon. On September 28, 2001, following our acquisition of ViraNative, Viragen (Scotland) and Viragen executed a termination agreement, terminating the license agreement between the parties. The license agreement was terminated as we are commercializing our Multiferon® technology following the ViraNative acquisition. This technology does not utilize the technology obtained through the license agreement and accordingly, no additional licensing fees due to Viragen under that agreement have been recognized subsequent to September 28, 2001. The termination agreement provides for mutual ongoing obligations with regard to confidentiality and required that the $500,000 licensing fee that accrued from July 1, 2001 through September 28, 2001 would accrue interest at 6% per annum and be paid in cash or stock by September 30, 2002, unless extended through mutual agreement of the parties. The parties agreed to extend the date to December 31, 2002. On December 31, 2002, Viragen International settled the $500,000 licensing fee payable to Viragen, plus accrued interest totaling $37,500, through the issuance of 4,479,167 shares of Viragen International common stock valued at $0.12 per share, the then current market price.

NOTE G – INCOME TAXES

Viragen International files separate U.S. income tax returns. ViraNative, a wholly-owned subsidiary of Viragen International, files separate income tax returns in Sweden. Viragen (Scotland) Ltd., a wholly-owned subsidiary of Viragen International, files separate income tax returns in the United Kingdom. Viragen (Germany) GmbH, a wholly-owned subsidiary of Viragen International that has been dormant since inception and which was dissolved in June 2005, files separate income tax returns in Germany.

For financial reporting purposes, net loss before income taxes includes the following components:

	Year Ended June 30,
	2005	2004	2003
U.S.	$(9,078,294)	$(1,508,584)	$(1,393,991)
Foreign	(6,609,723)	(5,611,295)	(3,831,639)

	$(15,688,017)	$(7,119,879)	$(5,225,630)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES – (Continued)

The components of Viragen International’s income tax benefit are as follows:

	Year Ended June 30,
	2005	2004	2003
Current:
Foreign	$—	$—	$—
U.S.	—	—	—

	—	—	—
Deferred:
Foreign	—	—	—
U.S.	43,828	43,828	60,686

	43,828	43,828	60,686

Total income tax provision	$43,828	$43,828	$60,686

Net deferred income taxes at June 30, 2005 and 2004 are approximately as follows:

	June 30,
	2005	2004
Deferred tax assets:
Accrued liabilities	$1,000	$11,000
Other	—	2,000
Net operating loss carry-forwards	14,434,000	11,955,000

Total deferred tax assets	14,435,000	11,968,000
Valuation allowance for deferred tax assets	(13,932,000)	(11,276,000)

	503,000	692,000
Deferred tax liabilities:
Fixed assets	(503,000)	(692,000)
Identifiable intangibles	(457,000)	(500,000)

	(960,000)	(1,192,000)

Net deferred tax liability	$(457,000)	$(500,000)

The change in the valuation allowance was a net increase of $2,656,000, $1,949,000 and $1,917,000, for the years ended June 30, 2005, 2004 and 2003, respectively.

We have net operating loss carry-forwards for U.S. income tax purposes, with expiration dates, as follows:

Net Operating Losses	Expiration
$606,000	2006—2008
944,000	2009—2011
5,979,000	2012—2025

$7,529,000

These carryfowards include $606,000 whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES – (Continued)

At June 30, 2005 Viragen (Scotland) had approximately $25.8 million in net operating loss carry-forwards that do not expire, which are available to offset future taxable income in Scotland.. At June 30, 2005, ViraNative had approximately $13.8 million in net operating loss carry-forwards that do not expire, which are available to offset future taxable income in Sweden.

The reconciliation of income tax benefit computed at the U.S. federal statutory rate applied to our consolidated net loss is as follows:

	Year Ended June 30,
	2005	2004	2003
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(2.02)	(3.63)	(3.63)
Benefit of lower foreign tax rates	2.45	4.26	3.83
Goodwill impairment	15.03	—	—
Change in valuation allowance	18.26	32.75	32.63

	(0.28)%	(0.62)%	(1.17)%

NOTE H - COMMITMENTS

In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $33,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006. In March 2002 and September 2003, we signed sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $8,000.

Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umea, Sweden. This space is covered by two separate leases. These leases were renewed through December 2006 at a total lease cost of approximately $31,000 per month. Our Multiferon® product is manufactured in this facility.

We maintain shared administrative offices with Viragen, Inc., our parent company, in a 14,800 square foot facility located in Plantation, Florida. The amount of rent allocated to us by Viragen was approximately $164,000, $164,000 and $126,000 for fiscal 2005, 2004 and 2003, respectively.

During the years ended June 30, 2005, 2004 and 2003, we recognized approximately $988,000, $956,000 and $844,000, respectively, in rent expense and related charges arising from facilities leases.

The Company has also entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months.

As of June 30, 2005, the approximate minimum rental payments required under our facility and equipment lease agreements with remaining terms of at least one year are approximately:

2006	$808,000
2007	267,000
2008	39,000
2009	10,000
2010	—

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – CONTRIBUTION

During the year ended June 30, 2005 we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversary, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This new standard was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule, which changed the compliance date of SFAS No. 123R to the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. Since our fiscal year end is June 30, this new rule will not change our scheduled adoption date of July 1, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to use the “modified prospective” method to adopt the requirements of SFAS No. 123R. We continue to evaluate technical implementation issues relating to the adoption of SFAS No. 123R, including the selection and use of an appropriate valuation model.

We are unable to determine the future impact of the adoption of SFAS No. 123R on our results of operations because the amount and terms of future share-based payments are not known at this time. As of June 30, 2005, all outstanding stock options granted to employees and directors are fully vested, therefore there will be no future expense related to stock options granted prior to June 30, 2005. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per common share in Note A.

In November 2004, the FASB issued FASB SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

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

The following table reconciles long-lived assets, including goodwill and other intangible assets, by geographic region to the consolidated total:

	June 30,
Region	2005	2004
United Kingdom	$2,753,551	$3,165,472
Sweden	8,100,801	15,501,720
United States	—	—

	$10,854,352	$18,667,192

Our operations are currently confined to a single business segment: the development and sale of natural human alpha interferon. All of our product sales for 2005, 2004 and 2003 have been to external customers located outside of the United States. Product sales are attributed to external customers in individual countries based on the location of the customer.

The following table illustrates product sales by country:

	Year ended June 30,
Country	2005	%	2004	%	2003	%
Sweden	$156,489	56.1	$140,320	52.7	$193,785	30.7
Germany	43,946	15.8	44,906	16.9	44,753	7.1
Indonesia	32,094	11.5	45,188	17.0	68,374	10.8
Mexico	24,661	8.9	35,723	13.4	—	—
Italy	—	—	—	—	287,769	45.6
Other	21,594	7.7	—	—	36,104	5.8

	$278,784		$266,137		$630,785

During fiscal 2003, a significant portion of our product sales and related costs were for the sale of bulk product (semi-purified) to Alfa Wassermann under a contractual arrangement that expired in December 2002.

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

	Three Months Ended
	September 30	December 31	March 31	June 30
Fiscal 2005
Product sales	$30,417	$52,548	$80,078	$115,741
Cost of sales	476,260	754,352	604,944	775,849
Net loss	(1,939,401)	(1,954,154)	(2,064,135)	(9,686,499)
Basic and diluted net loss per share of common stock	(0.03)	(0.03)	(0.03)	(0.13)
Weighted average shares of common stock outstanding	69,985,745	73,669,320	73,669,320	73,669,320

Fiscal 2004
Product sales	$51,606	$60,041	$76,678	$77,812
Cost of sales	369,007	532,023	619,847	525,922
Net loss	(1,424,615)	(1,686,858)	(2,103,807)	(1,860,771)
Basic and diluted net loss per share of common stock	(0.02)	(0.02)	(0.03)	(0.03)
Weighted average shares of common stock outstanding	68,113,764	68,113,764	68,113,764	68,113,764

During the quarter ended December 31, 2004, we recorded a write-down of our finished goods inventory in the amount of $539,900. During the quarter ended June 30, 2005, we recorded an additional write-down of our finished goods inventory in the amount of $180,550 as well as an impairment of our goodwill of $6,936,215.

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