Form 10-Q
period 2005-09-30
VIRAGEN INTERNATIONAL INC
filed 2005-11-09
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 7, 2005, there were 73,669,320 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Product sales	$85,186	$30,417

Costs and expenses
Cost of sales	456,829	476,260
Inventory write-down, net	90,622	—
Research and development	384,181	400,872
Selling, general and administrative	1,060,423	1,057,870
Amortization of intangible assets	39,463	40,380
Other income, net	(89,091)	(43,828)
Interest expense	10,071	49,221

Loss before income taxes	(1,867,312)	(1,950,358)
Income tax benefit	10,957	10,957

Net loss	$(1,856,355)	$(1,939,401)

Loss per common share - basic and diluted	$(0.03)	$(0.03)

Weighted average common shares - basic and diluted	73,669,320	69,985,745

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2005	June 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$298,572	$652,033
Accounts receivable	31,206	39,350
Inventories	1,811,252	2,349,513
Prepaid expenses	234,991	141,643
Other current assets	599,522	236,330

Total current assets	2,975,543	3,418,869
Property, plant and equipment
Land, building and improvements	4,913,790	4,946,906
Equipment and furniture	4,803,012	4,769,372
Construction in progress	101,806	19,630

	9,818,608	9,735,908
Less accumulated depreciation	(4,259,811)	(4,143,300)

	5,558,797	5,592,608
Goodwill	3,693,179	3,653,159
Developed technology, net	1,587,177	1,608,585

	$13,814,696	$14,273,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$568,637	$527,471
Accrued expenses and other liabilities	344,366	600,203
Current portion of long-term debt	33,592	33,228

Total current liabilities	946,595	1,160,902
Long-term debt, less current portion	596,258	598,104
Advances from parent	21,895,232	20,320,367
Deferred income tax liability	445,584	456,540

Commitments and contingencies

Stockholders’ deficit
Common stock, $.01 par value; 90,000,000 shares authorized; 73,669,320 shares issued and outstanding at September 30, 2005 and June 30, 2005	736,694	736,694
Capital in excess of par value	46,482,347	46,482,347
Accumulated deficit	(60,527,846)	(58,671,491)
Accumulated other comprehensive income	3,239,832	3,189,758

Total stockholders’ deficit	(10,068,973)	(8,262,692)

	$13,814,696	$14,273,221

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(1,856,355)	$(1,939,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,926	180,599
Amortization of intangible assets	39,463	40,380
Inventory write-down, net	90,622	—
Deferred income tax benefit	(10,957)	(10,957)
Net loss on foreign exchange remeasurement	29,265	—
Increase (decrease) relating to operating activities from:
Accounts receivable	8,839	9,470
Inventories	291	(67,396)
Prepaid expenses and other current assets	14,862	165,418
Accounts payable and accrued expenses	(212,881)	(149,075)

Net cash used in operating activities	(1,700,925)	(1,770,962)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(185,198)	(62,350)
Contribution received for capital investment in Sweden	—	24,738

Net cash used in investing activities	(185,198)	(37,612)

FINANCING ACTIVITIES
Advances from parent, net	1,572,803	2,842,795
Payments on line of credit, net	—	(702,816)
Payments on long-term debt, net	(8,551)	(560,086)

Net cash provided by financing activities	1,564,252	1,579,893
Effect of exchange rate fluctuations on cash and cash equivalents	(31,590)	(5,092)

Decrease in cash and cash equivalents	(353,461)	(233,773)
Cash and cash equivalents at beginning of period	652,033	688,985

Cash and cash equivalents at end of period	$298,572	$455,212

During the three months ended September 30, 2005 and 2004, Viragen International had the following non-cash financing activity:

	September 30,
	2005	2004
Contribution to capital of inter-company balances by Viragen, Inc.	$—	$1,000,000

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of September 30, 2005, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate primarily through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

The accompanying unaudited interim consolidated condensed financial statements include Viragen International, Inc. and all of its subsidiaries, including those operating outside the United States of America. All significant transactions among our subsidiaries have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission.

The accompanying unaudited interim consolidated condensed financial statements for Viragen International have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

During the three months ended September 30, 2005 we incurred a loss of approximately $1.9 million. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred losses of approximately $15.6 million, $7.1 million and $5.2 million, respectively, and had an accumulated deficit of approximately $60.5 million as of September 30, 2005. We had a cash balance of approximately $299,000 and working capital of approximately $2.0 million at September 30, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through at least December 31, 2005 and has agreed to provide us with the working capital necessary to fund our operations through at least December 31, 2005. However, Viragen will require substantial additional funding to support our operations subsequent to December 31, 2005. As we do not anticipate achieving sufficient cash flows from our operations by December 31, 2005, Viragen’s plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Our or Viragen’s inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations. As a result of these financial conditions, the report of our independent registered public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.

NOTE B – STOCK-BASED COMPENSATION

At September 30, 2005, we had one stock-based compensation plan, which is approved by our stockholders. Prior to July 1, 2005, we accounted for that plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in the statement of operations for the quarter ended September 30, 2004 as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 should include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). For the three months ended September 30, 2005, we did not recognize any stock-based compensation costs in the statement of operations because all stock options granted to employees and directors prior to July 1, 2005 were fully vested as of July 1, 2005 and no stock-based compensation was granted during the three months ended September 30, 2005. Results for prior periods have not been restated.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of FASB Statement No. 123(R) to measure stock-based compensation for the three months ended September 30, 2004.

Three Months Ended September 30, 2004
Net loss as reported	$(1,939,401)
Stock based compensation determined under the fair value method	(966)

Pro forma net loss	$(1,940,367)

Loss per common share:
Basic and diluted – as reported	$(0.03)
Basic and diluted – pro forma	$(0.03)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE C – INVENTORIES

Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified natural human alpha interferon that is available for sale. Included in work in process is approximately $649,000 of inventory that has been filled in ampoules, but that is pending final release by regulatory authorities, which is expected in the second quarter of fiscal 2006. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the quarter ended September 30, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we are unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000. The insurance proceeds were collected in October 2005.

Inventories consisted of the following at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Finished product	$15,568	$19,234
Work in process	1,487,720	2,031,981
Raw materials and supplies	307,964	298,298

Total inventories	$1,811,252	$2,349,513

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

The goodwill reported in our balance sheets as of September 30, 2005 and June 30, 2005 arose from our acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2005:

Balance as of June 30, 2005	$3,653,159
Foreign exchange adjustment	40,020

Balance as of September 30, 2005	$3,693,179

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As of April 1, 2005, we evaluated our goodwill for impairment with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was impaired and, as a result, we recorded a goodwill impairment charge of approximately $6.9 million during the fourth quarter of fiscal 2005. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology intangible asset reported in our balance sheets as of September 30, 2005 and June 30, 2005 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of September 30, 2005 and June 30, 2005 is as follows:

	September 30, 2005	June 30, 2005
Developed technology	$2,211,640	$2,187,675
Accumulated amortization	(624,463)	(579,090)

Developed technology, net	$1,587,177	$1,608,585

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $562,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE E – DEBT

Line of Credit

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $730,000 as of September 30, 2005 compared to $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at September 30, 2005 and June 30, 2005. This overdraft facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of September 30, 2005 and June 30, 2005. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $630,000 and $631,000 at September 30, 2005 and June 30, 2005, respectively. This loan carries a floating rate of interest which was approximately 5.25% at September 30, 2005 and June 30, 2005. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.3 million as of September 30, 2005 and June 30, 2005.

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

Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. The three installments totaling $90,000, plus $4,500 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the three months ended September 30, 2005 and 2004, royalties due under the agreement totaled approximately $4,000 and $2,000, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE H – COMPREHENSIVE LOSS

Comprehensive loss is comprised of our net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ deficit. Our other comprehensive income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended September 30,
	2005	2004
Net loss	$(1,856,355)	$(1,939,401)
Other comprehensive income:
Currency translation adjustment	50,074	423,040

Comprehensive loss	$(1,806,281)	$(1,516,361)

NOTE I – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three months ended September 30, 2005, expenses allocated by Viragen totaled approximately $338,000 compared to approximately $343,000 for the three months ended September 30, 2004, respectively.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to Viragen as incurred. For the three months ended September 30, 2005, research and development costs charged to Viragen totaled approximately $486,000 compared to approximately $347,000 for the three months ended September 30, 2004, respectively. The amount of administrative expenses charged to Viragen totaled approximately $6,000 for the three months ended September 30, 2005 compared to approximately $45,000 for the three months ended September 30, 2004, respectively. These expenses charged to Viragen are offset against the respective line items in our statements of operations. In fiscal 2005, Viragen (Scotland) began charging an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For the three months ended September 30, 2005 and 2004 this amount totaled approximately $38,000 and $7,000, respectively, and has been recorded in the other income line item of our statements of operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE J – CONTRIBUTION

During the quarter ended December 31, 2004, we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversaries, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued FASB SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 as of the beginning of our 2006 fiscal year commencing July 1, 2005 did not have a material impact on our financial position or results of operations.

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of September 30, 2005, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

Our business, results of operations and financial condition could be materially and adversely affected by a number of risks and uncertainties, which could result in our having to curtail or possibly suspend or cease operations. These risks and uncertainties include the following:

•	whether we are able to secure sufficient funding to maintain our operations, complete clinical trials, successfully market our product and otherwise continue as a going concern;

•	whether the efficacy, production, price and timing of approvals of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether, despite achievement of regulatory approvals, our products are accepted as a treatment superior to that of our competitors;

•	whether we are able to service our indebtedness and/or repay indebtedness as and when due, and otherwise meet our obligations to our lenders; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

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

Recent Developments

On October 3, 2005, we announced the promotion of Karen Jervis, Ph.D., MBA, to the position of Vice President and Managing Director of Viragen (Scotland) Ltd. (VSL). VSL is a wholly-owned subsidiary of Viragen International. Dr. Jervis previously served as Director of Product Development, representing the Company and its products in global Business Development matters. She obtained her Ph.D. in Protein Biochemistry from the University of Glasgow and MBA from the University of Edinburgh. Dr. Jervis reports directly to Charles A. Rice, President and Chief Executive Officer of Viragen International, in her new position and is responsible for conducting the day-to-day operations of VSL.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods. On an on-going basis, we evaluate our estimates, including those related to inventories, depreciation, amortization, asset valuation allowances and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon that is available for sale. Cost of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2005, we completed our annual impairment review of our goodwill with the assistance of an independent valuation firm. The impairment review indicated that our goodwill was impaired and, as a result, an impairment charge of approximately $6.9 million was recorded during the fourth quarter of fiscal 2005. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

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

For the three months ended September 30, 2005, our funding primarily consisted of net advances from our parent company totaling approximately $1.57 million. At September 30, 2005, cash on hand totaled approximately $299,000 and working capital totaled approximately $2.03 million, a decrease of approximately $230,000 when compared to working capital of approximately $2.26 million as of June 30, 2005. Cash used to fund operations during the three months ended September 30, 2005 totaled approximately $1.70 million.

During the quarter ended September 30, 2005 we made capital investments of approximately $185,000 for equipment and renovations at our Swedish subsidiary as well as research and development equipment at our Scottish subsidiary. The equipment purchases and renovations at our Swedish subsidiary, which are ongoing, were necessary to replace or modernize certain portions of our production and administrative facilities. We expect to spend an additional $150,000 on equipment and renovations at these facilities to bring the project to completion.

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

For the remainder of fiscal 2006, we anticipate the need of approximately $6.0 million for operating activities, $200,000 for investing activities and $60,000 to service our long-term financing obligations other than with our parent, Viragen.

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $730,000 as of September 30, 2005 compared to $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at September 30, 2005 and June 30, 2005. The overdraft facility renews annually and was renewed in December 2004. There was no outstanding balance under this overdraft facility as of September 30, 2005 and June 30, 2005. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 as of the beginning of our 2006 fiscal year commencing July 1, 2005 did not have a material impact on our financial position or results of operations.

Results of Operations

Product sales

For the three months ended September 30, 2005, product sales totaled approximately $85,000 compared to approximately $30,000 for the three months ended September 30, 2004. The increase in product sales of approximately $55,000 for the three months ended September 30, 2005 is attributed to an increase in sales in Sweden, Germany and Indonesia.

We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in many cases, have not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon® is a critical care product. Therefore, in certain instances, it must be part of a territory’s approved formulary to enable physicians to prescribe the product, which may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the potential merits and advantages of the product.

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

Cost of Sales

Cost of sales, which includes excess/idle production costs, totaled approximately $457,000 for the three months ended September 30, 2005 compared to approximately $476,000 for the same period in the prior year. The decrease in cost of sales for the three months ended September 30, 2005, is primarily attributed to decreased excess/idle capacity. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three months ended September 30, 2005, excess/idle capacity costs were due to minimal production activities as a result of low sales demand. For the three months ended September 30, 2004 excess/idle capacity costs were the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was imposed by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down

During the quarter ended September 30, 2005, a freezer at our facility in Sweden malfunctioned causing the temperature of certain work in process inventory to rise above the approved levels for frozen product. Accordingly, we recorded a net write-down of approximately $91,000 of work in process inventory. This loss is net of an insurance recovery of approximately $486,000, which we collected in October 2005.

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended September 30, 2005 totaled approximately $384,000, a decrease of approximately $17,000 when compared to the three months ended September 30, 2004. This decrease was primarily attributed to a decrease in consulting fees for regulatory matters.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the three months ended September 30, 2005, selling, general and administrative expenses totaled approximately $1,060,000, an increase of approximately $2,000 when compared to the three months ended September 30, 2004. During the current year we experienced an increase in consulting fees, which was offset by a decrease in legal fees. For the three months ended September 30, 2005 selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $338,000 compared to approximately $343,000 for the three months ended September 30, 2004.

Our successful commercialization of Multiferon® will require additional marketing and promotional activities, which is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

We anticipate that selling related expenses will increase significantly in fiscal 2006 compared to fiscal 2005. This expected increase is mainly due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three ended September 30, 2005, amortization of intangible assets totaled approximately $39,000 compared to approximately $40,000 during the three months ended September 30, 2004. The period over period differences are due to foreign exchange fluctuations.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities have interest rates of approximately 5.25%. Interest expense for the three months ended September 30, 2005 totaled approximately $10,000 compared to approximately $49,000 for three months ended September 30, 2004. This decrease is due to the repayment in September 2004 of one of our loans that carried a high interest rate and a reduction in the interest rate and average outstanding balance on our line of credit in Sweden. Interest expense will increase for the remainder of fiscal 2006 if we are required to borrow under our line of credit in Sweden.

Other Income, Net

The primary components of other income, net are interest earned on cash and cash equivalents, sub-lease income on certain office space in our facility in Scotland, transaction and remeasurement gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish subsidiary.

For the three months ended September 30, 2005, other income, net totaled approximately $89,000 compared to other income, net of approximately $44,000 for the three months ended September 30, 2004. This increase is primarily the result of an increase in the markup on charges to Viragen for administrative and research and development services performed on their behalf

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three months ended September 30, 2005 and 2004, the income tax benefits totaled approximately $11,000. Income tax benefits for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $446,000 as of September 30, 2005, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the three months ended September 30, 2005, the Swedish Krona strengthened against the U.S. dollar by approximately 1.1%. However, the U.S. dollar strengthened against the British Pound by approximately 2.3% over the same period.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of September 30, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Item 4, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to Viragen International and its consolidated subsidiaries is made known to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Viragen International, Inc.

Date: November 9, 2005	By:	/s/ Dennis W. Healey
Dennis W. Healey Executive Vice President and Principal Financial Officer

Date: November 9, 2005	By:	/s/ Nicholas M. Burke
Nicholas M. Burke Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002