Form 10-Q
period 2005-12-31
VIRAGEN INTERNATIONAL INC
filed 2006-02-09
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-17827

VIRAGEN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2788282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

865 SW 78th Avenue, Suite 100, Plantation, Florida 33324

(Address of principal executive offices) (Zip Code)

(954) 233-8377

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☒

As of February 7, 2006, there were 73,669,320 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Product sales	$116,973	$52,548	$202,159	$82,965

Costs and expenses
Cost of sales	570,062	754,352	1,026,891	1,230,612
Inventory write-down, net	103,662	539,900	194,284	539,900
Research and development	402,502	193,629	786,683	594,501
Selling, general and administrative	982,532	1,136,000	2,042,955	2,193,870
Amortization of intangible assets	37,932	43,503	77,395	83,883
Other income, net	(88,252)	(664,116)	(177,343)	(707,944)
Interest expense	9,117	14,391	19,188	63,612

Loss before income taxes	(1,900,582)	(1,965,111)	(3,767,894)	(3,915,469)
Income tax benefit	10,957	10,957	21,914	21,914

Net loss	$(1,889,625)	$(1,954,154)	$(3,745,980)	$(3,893,555)

Loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted average common shares - basic and diluted	73,669,320	73,669,320	73,669,320	71,827,532

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2005	June 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$599,223	$652,033
Accounts receivable	69,830	39,350
Inventories	1,750,125	2,349,513
Prepaid expenses	136,318	141,643
Other current assets	106,260	236,330

Total current assets	2,661,756	3,418,869
Property, plant and equipment
Land, building and improvements	4,788,809	4,946,906
Equipment and furniture	4,832,038	4,769,372
Construction in progress	180,416	19,630

	9,801,263	9,735,908
Less accumulated depreciation	(4,327,943)	(4,143,300)

	5,473,320	5,592,608
Goodwill	3,593,131	3,653,159
Developed technology, net	1,506,209	1,608,585

	$13,234,416	$14,273,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$479,208	$527,471
Accrued expenses and other liabilities	359,585	600,203
Current portion of long-term debt	32,682	33,228

Total current liabilities	871,475	1,160,902
Long-term debt, less current portion	636,845	598,104
Advances from parent	23,564,678	20,320,367
Deferred income tax liability	434,626	456,540

Commitments and contingencies

Stockholders’ deficit
Common stock, $.01 par value; 90,000,000 shares authorized; 73,669,320 shares issued and outstanding at December 31, 2005 and June 30, 2005	736,694	736,694
Capital in excess of par value	46,482,347	46,482,347
Accumulated deficit	(62,417,471)	(58,671,491)
Accumulated other comprehensive income	2,925,222	3,189,758

Total stockholders’ deficit	(12,273,208)	(8,262,692)

	$13,234,416	$14,273,221

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(3,745,980)	$(3,893,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374,640	386,431
Amortization of intangible assets	77,395	83,883
Inventory write-down, net	194,284	539,900
Deferred income tax benefit	(21,914)	(21,914)
Net loss (gain) on foreign exchange remeasurement	30,398	(595,776)
Increase (decrease) relating to operating activities from:
Accounts receivable	(31,047)	14,203
Inventories	(91,878)	(392,523)
Prepaid expenses and other current assets	589,302	178,728
Accounts payable and accrued expenses	(266,807)	(301,124)

Net cash used in operating activities	(2,891,607)	(4,001,747)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(336,230)	(85,586)
Contribution received for capital investment in Sweden	—	278,005

Net cash (used in) provided by investing activities	(336,230)	192,419

FINANCING ACTIVITIES
Advances from parent, net	3,258,869	5,247,435
Payments on line of credit, net	—	(779,955)
Payments on long-term debt, net	(35,439)	(569,794)

Net cash provided by financing activities	3,223,430	3,897,686
Effect of exchange rate fluctuations on cash and cash equivalents	(48,403)	275,413

(Decrease) increase in cash and cash equivalents	(52,810)	363,771
Cash and cash equivalents at beginning of period	652,033	688,985

Cash and cash equivalents at end of period	$599,223	$1,052,756

During the six months ended December 31, 2005 and 2004, Viragen International had the following non-cash financing activity:

	December 31,
	2005	2004
Contribution to capital of inter-company balances by Viragen, Inc.	$—	$1,000,000
Purchase of equipment with note payable	84,079	—

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of December 31, 2005, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate primarily through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of results of the interim periods presented. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

During the three and six months ended December 31, 2005 we incurred a loss of approximately $1.9 million and $3.7 million, respectively. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred losses of approximately $15.6 million, $7.1 million and $5.2 million, respectively, and had an accumulated deficit of approximately $62.4 million as of December 31, 2005. We had a cash balance of approximately $599,000 and working capital of approximately $1.8 million at December 31, 2005. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through February 2006 and has agreed to provide us with the working capital necessary to fund our operations through February 2006. Viragen will require substantial additional funding to support our operations subsequent to February 2006. As we do not anticipate achieving sufficient cash flows from our operations, we will be dependent upon Viragen for additional funding. Viragen is seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s or our inability to generate substantial revenue or obtain additional capital through equity or debt financings, would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if Viragen or we are unable to obtain additional financing by the end of February 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

NOTE B – STOCK-BASED COMPENSATION

At December 31, 2005, we had one stock-based compensation plan, which is approved by our stockholders. Prior to July 1, 2005, we accounted for that plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in our statements of operations for the three and six months ended December 31, 2004 as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). For the three and six months ended December 31, 2005, we did not recognize any stock-based compensation costs in the statement of operations as all stock options granted to employees and directors prior to July 1, 2005 were fully vested as of July 1, 2005 and no stock-based compensation was granted during the three and six months ended December 31, 2005. Accordingly, results for prior periods have not been restated.

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of FASB Statement No. 123(R) to measure stock-based compensation for the three and six months ended December 31, 2004.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net loss as reported	$(1,954,154)	$(3,893,555)
Stock based compensation determined under the fair value method	—	(966)

Pro forma net loss	$(1,954,154)	$(3,894,521)

Loss per common share:
Basic and diluted – as reported	$(0.03)	$(0.05)
Basic and diluted – pro forma	$(0.03)	$(0.05)

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

Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the quarter ended December 31, 2005, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. During the quarter ended September 30, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.

Inventories consisted of the following at December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
Finished product	$609,162	$19,234
Work in process	831,177	2,031,981
Raw materials and supplies	309,786	298,298

Total inventories	$1,750,125	$2,349,513

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

The goodwill reported in our balance sheets as of December 31, 2005 and June 30, 2005 arose from our acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2005:

Balance as of June 30, 2005	$3,653,159
Foreign exchange adjustment	(60,028)

Balance as of December 31, 2005	$3,593,131

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. As of April 1, 2005, we evaluated our goodwill for impairment. The impairment review indicated that our goodwill was impaired and, as a result, we recorded a goodwill impairment charge of approximately $6.9 million during the fourth quarter of fiscal 2005. Future changes in the estimates used to conduct the impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology intangible asset reported in our balance sheets as of December 31, 2005 and June 30, 2005 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of December 31, 2005 and June 30, 2005 is as follows:

	December 31, 2005	June 30, 2005
Developed technology	$2,151,727	$2,187,675
Accumulated amortization	(645,518)	(579,090)

Developed technology, net	$1,506,209	$1,608,585

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $502,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE E – DEBT

Line of Credit

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $710,000 as of December 31, 2005 compared to $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at December 31, 2005 and June 30, 2005. This overdraft facility was renewed in December 2005 and will expire at the end of February 2006. There was no outstanding balance under this overdraft facility as of December 31, 2005 or June 30, 2005. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – DEBT – (Continued)

Long-Term Debt

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $605,000 and $631,000 at December 31, 2005 and June 30, 2005, respectively. This loan carries a floating rate of interest, which was approximately 5.25% at December 31, 2005 and June 30, 2005. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.2 million and $2.3 million as of December 31, 2005 and June 30, 2005, respectively.

During November 2005, we obtained financing denominated in British Pounds of approximately $84,000 for the purchase of certain laboratory equipment. Outstanding borrowings under this arrangement bear interest at an effective rate of 7.92%. Following an initial payment of principal and interest of approximately $15,000, principal and interest payments are payable in 33 monthly installments on a stepped reducing balance basis; nine payments of approximately $3,700, twelve payments of approximately $2,200 and twelve payments of $1,500. The outstanding balance on this borrowing was approximately $65,000 as of December 31, 2005.

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

Royalties owed to Medicore of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. The three installments totaling $90,000, plus $4,500 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to Medicore based on sales of natural human alpha interferon on a quarterly basis. For the three months ended December 31, 2005 and 2004, royalties due under the agreement totaled approximately $6,000 and $2,000, respectively. For the six months ended December 31, 2005 and 2004, royalties due under the agreement totaled approximately $10,000 and $4,000, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net loss	$(1,889,625)	$(1,954,154)	$(3,745,980)	$(3,893,555)
Other comprehensive (loss) income:
Currency translation adjustment	(314,610)	1,555,525	(264,536)	1,978,565

Comprehensive loss	$(2,204,235)	$(398,629)	$(4,010,516)	$(1,914,990)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE I – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three and six months ended December 31, 2005, expenses allocated by Viragen totaled approximately $312,000 and $650,000, respectively. For the three and six months ended December 31, 2004, expenses allocated by Viragen totaled approximately $343,000 and $690,000, respectively.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are allocated to Viragen as incurred. For the three and six months ended December 31, 2005, research and development costs charged to Viragen totaled approximately $523,000 and $1,009,000, respectively, compared to approximately $386,000 and $733,000 for the three and six months ended December 31, 2004, respectively. The amount of administrative expenses charged to Viragen was nil and approximately $6,000 for the three and six months ended December 31, 2005, respectively, compared to approximately $25,000 and $70,000 for the three and six months ended December 31, 2004, respectively. These expenses charged to Viragen are offset against the respective line items in our statements of operations. In fiscal 2005, Viragen (Scotland) began charging an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For the three and six months ended December 31, 2005, this amount totaled approximately $48,000 and $86,000, respectively, compared to approximately $7,000 and $14,000 for the three and six months ended December 31, 2004, respectively. This income has been recorded in the other income line item of our statements of operations.

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

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued FASB SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 as of the beginning of our 2006 fiscal year, which commenced July 1, 2005, did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have no plans to adopt a voluntary change in accounting principle and believe that the adoption of SFAS No. 154 will not have an effect on the Company’s consolidated financial statements.

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of December 31, 2005, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

Recent Developments

We have met with the regulatory authorities in Sweden on multiple occasions to answer questions regarding our application seeking to expand the approval for Multiferon® to include the first-line adjuvant treatment of high-risk malignant melanoma, in Sweden, following dacarbazine (DTIC) after surgical removal of tumors. We believe that we have provided satisfactory responses and expect a final decision in the very near-term. Assuming we receive final approval for this important indication in Sweden, we are prepared to launch this new indication immediately.

On December 6, 2005, we announced that we entered into a license agreement with Kuhnil Pharmaceutical Company, Ltd. headquartered in Seoul, Korea to distribute Multiferon® in South Korea. Kuhnil is a rapidly growing, leading manufacturer, developer and marketer of pharmaceuticals in Korea with a specialty focus in oncology, covering an expansive network of clinics, physicians and hospitals with over 300 sales representatives. Kuhnil is a privately-held company established in 1951 in Seoul, South Korea.

We received a small up-front license fee in exchange for providing exclusive marketing rights to Multiferon® in South Korea for a period of ten years. The agreement provides that Kuhnil shall take all measures necessary to achieve regulatory approval for Multiferon® in South Korea, as required by the Korean health regulatory authority, KFDA. The South Korean regulatory approval process is expected to take approximately 12 months.

On November 18, 2005, we announced that preliminary in vitro studies conducted by a U.S. research organization found Multiferon® to show significant anti-viral activity against the highly pathogenic H5N1 strain of avian influenza virus. These early-stage studies found Multiferon® to be significantly more active against the virus than recombinant alpha interferon, recombinant beta interferon or ribavirin. We believe these results suggest that Multiferon® may have utility against this viral threat and is a prime candidate worthy of further evaluation in additional avian influenza studies.

The studies were conducted by Birmingham, Alabama-based Southern Research Institute, an independent, not-for-profit center for scientific research. In the evaluations, Southern Research exposed a standard cell line to a range of concentrations of Multiferon®, recombinant alpha interferon, recombinant beta interferon and ribavirin, all of which were then separately exposed to the H5N1 avian influenza virus. It was found that not only was Multiferon® highly active against the virus, being able to protect the cells against viral infection, but furthermore, it was found to be far more active than the other three products tested. Multiferon® showed potent anti-viral efficacy at low concentrations and was non-toxic to the cells.

While these studies represent only a preliminary evaluation, and success in the in vivo or clinical stages cannot be guaranteed, the data suggests that Multiferon® may have immuno-protective and anti-viral activity against this particular strain of virus, and furthermore, may be more effective than other anti-viral products, including recombinant alpha interferon.

The data obtained from these studies has been included to supplement Viragen’s provisional patent application filed with the United Kingdom’s Patent Office in February 2005, which was subsequently filed as an International Patent Application in February 2006 and which replaced the previously filed provisional patent application filed in February 2004 covering the use of natural, multi-subtype alpha interferon for human treatment and prevention of avian influenza virus.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified natural human alpha interferon that is available for sale. Cost of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of fiscal 2005, we completed our annual impairment review of our goodwill. The impairment review indicated that our goodwill was impaired and, as a result, an impairment charge of approximately $6.9 million was recorded during the fourth quarter of fiscal 2005. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from sales of our natural human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources

We are currently dependent upon advances by Viragen, Inc., our parent company, and to a lesser extent, revenue generated from the sale of our natural human alpha interferon product, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through February 2006 and has agreed to provide us with the working capital necessary to fund our operations through February 2006. Viragen will require substantial additional funding to support our operations subsequent to February 2006. As we do not anticipate achieving sufficient cash flows from our operations, we will be dependent upon Viragen for additional funding. Viragen is seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s or our inability to obtain additional capital through equity or debt financings, or generate substantial revenue, would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if Viragen or we are unable to obtain additional financing by the end of February 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

As a result of these financial conditions, the report of our independent registered public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated condensed financial statements for the three and six month periods ended December 31, 2005 do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

For the six months ended December 31, 2005, our funding primarily consisted of net advances from our parent company totaling approximately $3.26 million. At December 31, 2005, cash on hand totaled approximately $599,000 and working capital totaled approximately $1.79 million, a decrease of approximately $470,000 when compared to working capital of approximately $2.26 million as of June 30, 2005. Cash used to fund operations during the six months ended December 31, 2005 totaled approximately $2.89 million.

During the six months ended December 31, 2005 we made capital investments of approximately $336,000 for equipment and renovations at our Swedish subsidiary as well as research and development equipment at our Scottish subsidiary. The equipment purchases and renovations at our Swedish subsidiary, which are ongoing, were necessary to replace or modernize certain portions of our production and administrative facilities. We expect to spend an additional $100,000 on equipment and renovations at these facilities to bring the project to completion.

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

For the remainder of fiscal 2006, we anticipate the need of approximately $4.0 million for operating activities, $100,000 for investing activities and $60,000 to service our long-term financing obligations other than with our parent, Viragen.

Our Swedish subsidiary maintains an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms of this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $710,000 as of December 31, 2005 compared to $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility are at a floating rate of interest, which was approximately 5.25% at December 31, 2005 and June 30, 2005. The overdraft facility was renewed in December 2005 and will expire at the end of February 2006. There was no outstanding balance under this overdraft facility as of December 31, 2005 or June 30, 2005. This overdraft facility is secured by certain assets of ViraNative including inventories and accounts receivable.

We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level that is competitive in most markets. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon® and the completion of required clinical trials and facility expansions depend on continued funding from Viragen, Viragen’s ability to secure significant additional funding and our ability to eventually generate sufficient cash flows from operations.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. Historically, we have expensed such costs as incurred. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 as of the beginning of our 2006 fiscal year, which commenced July 1, 2005, did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have no plans to adopt a voluntary change in accounting principle and believe that the adoption of SFAS No. 154 will not have an effect on the Company’s consolidated financial statements.

Results of Operations

Product sales

For the three months ended December 31, 2005, product sales totaled approximately $117,000 compared to approximately $53,000 for the three months ended December 31, 2004. For the six months ended December 31, 2005, product sales totaled approximately $202,000 compared to approximately $83,000 for the six months ended December 31, 2004. These increases in product sales are attributed to an increase in Multiferon® sales volume in Mexico, Sweden, Germany and Indonesia.

We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in many cases, have not yet been obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. Multiferon® is a critical care product. Therefore, in certain instances, it must be part of a territory’s approved formulary to enable physicians to prescribe the product, which may include becoming approved within a nationalized network of hospitals. Also, the physicians must be educated as to the benefits of the product.

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

Cost of Sales

Cost of sales, which includes excess/idle production costs, totaled approximately $570,000 for the three months ended December 31, 2005 compared to approximately $754,000 for the same period in the prior year. Cost of sales totaled approximately $1,027,000 for the six months ended December 31, 2005 compared to approximately $1,231,000 for the same period in the prior year. These decreases in cost of sales are primarily attributed to decreased excess/idle capacity as a result of cost cutting measures. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three and six months ended December 31, 2005, excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. For the three and six months ended December 31, 2004 excess/idle capacity costs were primarily the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was imposed by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down

During the quarter ended December 31, 2005, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000.

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

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended December 31, 2005 totaled approximately $403,000 compared to approximately $194,000 for the three months ended December 31, 2004. For the six months ended December 31, 2005, research and development costs totaled approximately $787,000 compared to approximately $595,000 for the six months ended December 31, 2004. Research and development expenses during the quarter and six months ended December 31, 2004 reflect the reversal of a long-standing trade liability of approximately $182,000. Excluding the impact of this reversal, period over period research and development expenses were slightly higher for the three and six months ended December 31, 2005 due to an increase in consulting fees for regulatory matters and legal fees related to intellectual property.

We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of our natural human alpha interferon product and related technologies. We anticipate expenditures to increase over the next twelve months, particularly in the area of regulatory-related consulting fees and clinical trial costs. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the three months ended December 31, 2005, selling, general and administrative expenses totaled approximately $983,000 compared to approximately $1,136,000 for the three months ended December 31, 2004. Included in these amounts were selling, general and administrative expenses allocated by Viragen, our parent company, which totaled approximately $312,000 and $343,000 for the three months ended December 31, 2005 and 2004, respectively. The decrease in the allocated amount was primarily due to a reduction is salaries and related expenses attributable to us. During the current year, we also experienced a decrease in consulting and legal fees.

For the six months ended December 31, 2005, selling, general and administrative expenses totaled approximately $2,043,000 compared to approximately $2,194,000 for the six months ended December 31, 2004. Included in these amounts were selling, general and administrative expenses allocated by Viragen, our parent company, which totaled approximately $650,000 and $685,000 for the six months ended December 31, 2005 and December 31, 2004, respectively. The decrease in the allocated amount was primarily due to a reduction is salaries and related expenses attributable to us. During the current year, we also experienced a decrease in consulting and legal fees.

Our successful commercialization of Multiferon® will require additional marketing and promotional activities, which is dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

We anticipate that selling related expenses will increase in the second half of fiscal 2006 compared to fiscal 2005. This expected increase is mainly due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and six months ended December 31, 2005, amortization of intangible assets totaled approximately $38,000 and $77,000, respectively, compared to approximately $44,000 and $84,000 for the three and six months ended December 31, 2004, respectvely. The period over period decreases are due to the strengthening of the U.S. dollar against the Swedish Krona.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish and Scottish subsidiaries. These debt facilities have interest rates ranging from 5.25% to 7.92%. Interest expense for the three months ended December 31, 2005 totaled approximately $9,000 down from approximately $14,000 for three months ended December 31, 2004. This decrease is primarily due to a reduction in the interest rate and average outstanding balance on our line of credit in Sweden.

Interest expense for the six months ended December 31, 2005 totaled approximately $19,000 down from approximately $64,000 for six months ended December 31, 2004. This decrease is due to the repayment in September 2004 of one of our loans that carried a high interest rate and a reduction in the interest rate and average outstanding balance on our line of credit in Sweden. We expect interest expense will increase for the remainder of fiscal 2006 if we are required to borrow under our line of credit in Sweden, which is anticipated, or obtain additional debt.

Other Income, Net

The primary components of other income, net, are interest earned on cash and cash equivalents, sub-lease income on certain office space in our facility in Scotland, transaction and remeasurement gains or losses on foreign exchange, gains or losses on the disposal of property and equipment, and income generated from research and development support services provided by our Swedish subsidiary.

For the three months ended December 31, 2005, other income, net, totaled approximately $88,000 compared to other income, net, of approximately $664,000 for the three months ended December 31, 2004. This decrease of approximately $576,000 is primarily due to the $596,000 remeasurement gain (discussed below) recorded during the quarter ended December 31, 2004. This gain was partially offset by an increase in the markup on charges to Viragen for administrative and research and development services performed on their behalf.

For the six months ended December 31, 2005, other income, net, totaled approximately $177,000 compared to other income, net, of approximately $708,000 for the six months ended December 31, 2004. This decrease of approximately $531,000 is primarily due to the $596,000 remeasurement gain (discussed below) recorded during the quarter ended December 31, 2004. This gain was partially offset by an increase in the markup on charges to Viragen for administrative and research and development services performed on their behalf.

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

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and six months ended December 31, 2005, our income tax benefits totaled approximately $11,000 and $22,000, respectively, which was the same as for the three and six months ended December 31, 2004. Income tax benefits for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $435,000 as of December 31, 2005, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of the U.S. dollar against these local currencies will result in lower revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the six months ended December 31, 2005, the U.S. dollar strengthened against the British Pound and the Swedish Krona by approximately 4.7% and 1.6%, respectively.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of December 31, 2005.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Viragen International, Inc.

Date: February 7, 2006	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and
Principal Financial Officer

Date: February 7, 2006	By:	/s/ Nicholas M. Burke
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