Form 10-Q
period 2006-03-31
VIRAGEN INTERNATIONAL INC
filed 2006-05-09
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 8, 2006, there were 73,669,320 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Product sales	$98,643	$80,078	$300,802	$163,043

Costs and expenses
Cost of sales	681,394	604,944	1,708,285	1,835,556
Inventory write-down, net	—	—	194,284	539,900
Research and development	397,797	432,058	1,184,480	1,026,559
Selling, general and administrative	937,818	1,146,738	2,980,773	3,340,608
Amortization of intangible assets	38,874	43,681	116,269	127,564
Other income, net	(89,338)	(82,974)	(266,681)	(790,918)
Interest expense	12,671	10,723	31,859	74,335

Loss before income taxes	(1,880,573)	(2,075,092)	(5,648,467)	(5,990,561)
Income tax benefit	10,957	10,957	32,871	32,871

Net loss	$(1,869,616)	$(2,064,135)	$(5,615,596)	$(5,957,690)

Loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares - basic and diluted	73,669,320	73,669,320	73,669,320	72,432,499

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2006	June 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$753,185	$652,033
Accounts receivable	64,368	39,350
Inventories	1,741,685	2,349,513
Prepaid expenses	150,645	141,643
Other current assets	105,460	236,330

Total current assets	2,815,343	3,418,869
Property, plant and equipment
Land, building and improvements	5,093,894	4,946,906
Equipment and furniture	4,995,800	4,769,372
Construction in progress	—	19,630

	10,089,694	9,735,908
Less accumulated depreciation	(4,591,673)	(4,143,300)

	5,498,021	5,592,608
Goodwill	3,676,028	3,653,159
Developed technology, net	1,502,111	1,608,585

	$13,491,503	$14,273,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$435,519	$527,471
Accrued expenses and other liabilities	386,158	600,203
Current portion of long-term debt	66,484	33,228

Total current liabilities	888,161	1,160,902
Long-term debt, less current portion	608,503	598,104
Advances from parent	25,473,404	20,320,367
Deferred income tax liability	423,670	456,540

Commitments and contingencies

Stockholders’ deficit
Common stock, $.01 par value; 90,000,000 shares authorized; 73,669,320 shares issued and outstanding at March 31, 2006 and June 30, 2005	736,694	736,694
Capital in excess of par value	46,482,348	46,482,347
Accumulated deficit	(64,287,087)	(58,671,491)
Accumulated other comprehensive income	3,165,810	3,189,758

Total stockholders’ deficit	(13,902,235)	(8,262,692)

	$13,491,503	$14,273,221

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(5,615,596)	$(5,957,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	578,960	593,007
Amortization of intangible assets	116,269	127,564
Inventory write-down, net	194,284	539,900
Deferred income tax benefit	(32,871)	(32,871)
Net gain on foreign exchange remeasurement	(102,830)	(595,776)
Increase (decrease) relating to operating activities from:
Accounts receivable	(23,855)	(4,857)
Inventories	(43,136)	(166,387)
Prepaid expenses and other current assets	578,148	199,368
Accounts payable and accrued expenses	(297,959)	(338,601)

Net cash used in operating activities	(4,648,586)	(5,636,343)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(459,111)	(95,792)
Contribution received for capital investment in Sweden	—	278,005

Net cash (used in) provided by investing activities	(459,111)	182,213

FINANCING ACTIVITIES
Advances from parent, net	5,156,984	6,595,645
Payments on line of credit, net	—	(784,564)
Payments on long-term debt, net	(54,602)	(579,243)

Net cash provided by financing activities	5,102,382	5,231,838
Effect of exchange rate fluctuations on cash and cash equivalents	106,467	74,935

Increase (decrease) in cash and cash equivalents	101,152	(147,357)
Cash and cash equivalents at beginning of period	652,033	688,985

Cash and cash equivalents at end of period	$753,185	$541,628

During the nine months ended March 31, 2006 and 2005, Viragen International had the following non-cash financing activity:

	March 31,
	2006	2005
Contribution to capital of inter-company balances by Viragen, Inc.	$—	$1,000,000
Purchase of equipment with notes payable	94,053	—

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of March 31, 2006, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate primarily through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

During the three and nine months ended March 31, 2006 we incurred net losses of approximately $1.9 million and $5.6 million, respectively. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred net losses of approximately $15.6 million, $7.1 million and $5.2 million, respectively, and had an accumulated deficit of approximately $64.3 million as of March 31, 2006. We had a cash balance of approximately $753,000 and working capital of approximately $1.9 million at March 31, 2006. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through June 2006 and has agreed to provide us with the working capital necessary to fund our operations through June 2006. Viragen will require substantial additional funding to support our operations subsequent to June 2006. As we do not anticipate achieving sufficient cash flows from our operations, we will be dependent upon Viragen for additional funding. Viragen is seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s inability to obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if Viragen is unable to obtain additional financing by the end of June 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

NOTE B – STOCK-BASED COMPENSATION

At March 31, 2006, we had one stock-based compensation plan, which is approved by our stockholders. Prior to July 1, 2005, we accounted for that plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in our statements of operations for the three and nine months ended March 31, 2005 as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). For the three and nine months ended March 31, 2006, we did not recognize any stock-based compensation costs in the statements of operations as all stock options granted to employees and directors prior to July 1, 2005 were fully vested as of July 1, 2005 and no stock-based compensation was granted during the nine months ended March 31, 2006.

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of FASB Statement No. 123(R) to measure stock-based compensation for the three and nine months ended March 31, 2005.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net loss as reported	$(2,064,135)	$(5,957,690)
Stock based compensation determined under the fair value method	—	(966)

Pro forma net loss	$(2,064,135)	$(5,958,656)

Loss per common share:
Basic and diluted – as reported	$(0.03)	$(0.08)
Basic and diluted – pro forma	$(0.03)	$(0.08)

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

Inventories consisted of the following at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Finished product	$564,564	$19,234
Work in process	850,352	2,031,981
Raw materials and supplies	326,769	298,298

Total inventories	$1,741,685	$2,349,513

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

The goodwill reported in our balance sheets as of March 31, 2006 and June 30, 2005 arose from our acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2006:

Balance as of June 30, 2005	$3,653,159
Foreign exchange adjustment	22,869

Balance as of March 31, 2006	$3,676,028

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology intangible asset reported in our balance sheets as of March 31, 2006 and June 30, 2005 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of March 31, 2006 and June 30, 2005 is as follows:

	March 31, 2006	June 30, 2005
Developed technology	$2,201,370	$2,187,675
Accumulated amortization	(699,259)	(579,090)

Developed technology, net	$1,502,111	$1,608,585

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by Viragen International. This technology was complete and ViraNative had been selling the resultant natural interferon product prior to the acquisition by Viragen International. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $551,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14 year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE E – DEBT

Line of Credit

Our Swedish subsidiary maintained an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. The maximum borrowing capacity on this overdraft facility was approximately $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility were at a floating rate of interest, which was approximately 5.25% at June 30, 2005. This overdraft facility expired at the end of February 2006 and outstanding borrowings at that time were repaid. There was no outstanding balance under this overdraft facility as of June 30, 2005. This overdraft facility was secured by certain assets of ViraNative including inventories and accounts receivable.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – DEBT – (Continued)

Long-Term Debt

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $610,000 and $631,000 at March 31, 2006 and June 30, 2005, respectively. This loan carries a floating rate of interest, which was approximately 5.75% at March 31, 2006 and 5.25% at June 30, 2005. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.4 million and $2.3 million as of March 31, 2006 and June 30, 2005, respectively.

During November 2005, we obtained financing denominated in British Pounds of approximately $84,000 for the purchase of certain laboratory equipment. Outstanding borrowings under this arrangement bear interest at an effective rate of 7.92%. Following an initial payment of principal and interest of approximately $15,000, principal and interest payments are payable in 33 monthly installments on a stepped reducing balance basis; nine payments of approximately $3,700, twelve payments of approximately $2,200 and twelve payments of approximately $1,500. The outstanding balance on this borrowing was approximately $56,000 as of March 31, 2006.

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

In connection with the acquisition of ViraNative discussed in Note D, the former shareholders of ViraNative are entitled to additional shares of Viragen International common stock contingent upon the attainment of certain milestones related to regulatory approvals:

•	8,799,570 additional shares when and if a Mutual Recognition Procedures application is filed and receives approval from the requisite national and European Union regulatory authorities for the use, sale and marketing of Multiferon® in European Union member countries, one of which must be Germany; and

•	2,933,190 additional shares when and if Multiferon® has been approved by the requisite regulatory bodies in the European Union for the treatment of Melanoma or when Multiferon® has been approved by the requisite regulatory bodies for sale in the United States of America.

If and as each of these milestones is met, additional shares of Viragen International will be issued.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE G – ROYALTY AGREEMENT

Viragen, Inc., our parent company, and Dialysis Corporation of America, Inc. (DCA, formerly Medicore, Inc.) entered into a royalty agreement with respect to interferon, transfer factor and products using interferon and transfer factor in November 1986. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to DCA of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales,

•	4% of the next $10,000,000, and

•	3% of the next $55,000,000

These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by Viragen, Inc. prior to May 1993 under the agreement are payable to DCA as the final payment. From May 1993 through September 2001, Viragen, Inc. paid royalties under the amended agreement totaling approximately $70,000.

Royalties owed to DCA of approximately $90,000, based on our natural human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. The three installments totaling $90,000, plus $4,500 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to DCA based on sales of natural human alpha interferon on a quarterly basis. For the three months ended March 31, 2006 and 2005, royalties due under the agreement totaled approximately $5,000 and $4,000, respectively. For the nine months ended March 31, 2006 and 2005, royalties due under the agreement totaled approximately $15,000 and $8,000, respectively.

NOTE H – COMPREHENSIVE LOSS

Comprehensive loss is comprised of our net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ deficit. Our other comprehensive income (loss) consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(1,869,616)	$(2,064,135)	$(5,615,596)	$(5,957,690)
Other comprehensive income (loss):
Currency translation adjustment	240,589	(1,356,998)	(23,947)	621,567

Comprehensive loss	$(1,629,027)	$(3,421,133)	$(5,639,543)	$(5,336,123)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE I – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to Viragen International are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three and nine months ended March 31, 2006, expenses allocated by Viragen totaled approximately $287,000 and $938,000, respectively. For the three and nine months ended March 31, 2005, expenses allocated by Viragen totaled approximately $353,000 and $1,038,000, respectively.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These costs incurred by Viragen (Scotland) relate to oncology and avian transgenic projects and are charged to Viragen as incurred. For the three and nine months ended March 31, 2006, research and development costs charged to Viragen totaled approximately $705,000 and $1,714,000, respectively, compared to approximately $521,000 and $1,254,000 for the three and nine months ended March 31, 2005, respectively. The amount of administrative expenses charged to Viragen was nil and approximately $6,000 for the three and nine months ended March 31, 2006, respectively, compared to approximately $25,000 and $96,000 for the three and nine months ended March 31, 2005, respectively. These expenses charged to Viragen are offset against the respective line items in our statements of operations.

In fiscal 2005, Viragen (Scotland) began charging an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For the three and nine months ended March 31, 2006, this amount totaled approximately $55,000 and $141,000, respectively, compared to approximately $45,000 and $59,000 for the three and nine months ended March 31, 2005, respectively. This income has been recorded in the other income line item of our statements of operations.

During the nine months ended March 31, 2005 we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. This amount has been recorded in the other income line item of our statement of operations. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. Beginning in fiscal 2002, Viragen (Scotland) began gradually settling the liability by charging Viragen, Inc. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling had been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on total stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE J – CONTRIBUTION

During the nine months ended March 31, 2005, we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. The amount we could be required to repay decreases on an annual basis beginning in July 2005. After July 2005, we could only be required to repay 70% of the award. Upon the second, third and fourth anniversaries, the repayment amount decreases to 45%, 25% and 10%, respectively, of the award. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA). As of March 31, 2006, Viragen owned 59,818,301 shares of our common stock representing approximately 81.2% of our 73,669,320 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

Forward-looking statements might include one or more of the following:

•	anticipated debt or equity financings by Viragen;

•	anticipated advances from Viragen;

•	projections of future revenue;

•	anticipated clinical trial commencement dates, completion timelines or results;

•	anticipated receipt of regulatory approvals;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may.”

Factors that may cause actual results to differ materially include the risks and uncertainties discussed below. As disclosed elsewhere in this report, we are dependent on Viragen, our parent company, to fund our operations. As a result of our dependence on Viragen, we are impacted by risks and uncertainties associated with Viragen’s business and financial condition. A description of those risks and uncertainties can be found under the caption “Risk Factors” in Viragen’s registration statement filed with the Securities and Exchange Commission on April 19, 2006 (File No. 333-133397). You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Forms 10-Q or 10-K and registration statements and amendments, if any. We will provide you with a copy of any or all of these documents at no charge. Copies of these documents may also be obtained free of charge from our website at www.viragen.com and the Securities and Exchange Commission website at www.sec.gov. The information on our website is neither incorporated into, nor a part of this report.

Our business, results of operations and financial condition could be materially and adversely affected by a number of risks and uncertainties, which could result in our having to curtail or possibly suspend or cease operations. These risks and uncertainties include the following:

•	whether Viragen is able to secure sufficient financing in order to continue to provide us with the capital necessary to maintain our operations, complete clinical trials, successfully market our product and otherwise continue as a going concern;

•	whether the efficacy, production, price and timing of approvals of our natural human alpha interferon will enable us to compete with other well established, highly capitalized, biopharmaceutical companies;

•	whether our patent applications result in the issuance of patents, or whether patents and other intellectual property rights provide adequate protections in the event of misappropriation or infringement by third parties;

•	whether clinical testing confirms the efficacy of our product, and results in the receipt of regulatory approvals. We have not sought the approval of our natural human alpha interferon product from the U.S. Food and Drug Administration or its European Union counterparts, except Sweden;

•	whether, despite achievement of regulatory approvals, our products are accepted as a treatment superior to that of our competitors;

•	whether we are able to service our indebtedness and/or repay indebtedness as and when due, and otherwise meet our obligations to our lenders; and

•	whether we can generate revenue sufficient to offset our historical losses and achieve profitability.

Our natural human alpha interferon product was developed and is manufactured overseas in our Swedish facility. Our dependence on foreign manufacturing and expected international sales exposes us to a number of risks, including:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, including import and export restrictions;

•	political or economic instability;

•	compliance with foreign laws;

•	transportation delays and interruptions;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	foreign currency exchange risks.

Recent Developments

On February 17, 2006, we were notified that the Swedish Medical Products Agency approved Multiferon® for the first-line adjuvant treatment of high-risk (Stages IIb-III) malignant melanoma following dacarbazine (DTIC) after surgical removal of tumors. Approval for Multiferon® in sequential combination with DTIC was granted based on clinical trial data that demonstrated a statistically significant advantage over untreated controls.

Effective March 2006, our sales staff in Sweden began promoting this new indication to physicians. While there can be no assurance, we expect incremental sales gains over the next several quarters. We have committed to conducting a new Phase III, post-marketing clinical trial in high-risk melanoma. This trial will compare our novel DTIC and Multiferon® treatment regimen to that of longer duration recombinant interferon therapy. We anticipate approximately 1,000 patients to be enrolled in this new trial possibly in as many as 20 different countries around the world. We plan to initiate enrollment in this trial in the fall of 2006. Working with the Swedish authorities and external regulatory consultants, we are planning to submit an application for broad European registration for Multiferon® using the Mutual Recognition Procedure.

On February 7, 2006, we reported on the progression of anti-viral studies using Multiferon® being conducted by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID). These studies have found Multiferon® to have significant activity when used in vitro against certain “Category A” pathogens, a class of highly virulent viral threats, which have the potential to be used in biowarfare. In this research collaboration, Viragen International and USAMRIID have agreed to conduct a study program designed to evaluate Multiferon® against specific viral agents. Additional studies will evaluate Multiferon® as a possible broad-acting anti-viral product, which may be used as a first-line of defense against unknown infectious agents or when no therapeutic or vaccine exists. These studies are expected to be completed in 2006 and will help determine the potential role of Multiferon® as a bio-defense product.

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

Liquidity and Capital Resources

We are currently dependent upon advances from Viragen, Inc., our parent company, and to a much lesser extent, revenue generated from the sale of our natural human alpha interferon product, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. We have experienced losses and a negative cash flow from operations since inception. During the nine months ended March 31, 2006 we incurred a net loss of approximately $5.62 million. During the fiscal years ended June 30, 2005, 2004 and 2003, we incurred significant net losses of approximately $15.64 million, $7.08 million and $5.16 million, respectively, and had an accumulated deficit of approximately $64.29 million as of March 31, 2006. We anticipate additional future losses as we commercialize our natural human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals.

Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through June 2006 and has agreed to provide us with the working capital necessary to fund our operations through June 2006. Viragen will require substantial additional funding to support our operations subsequent to June 2006. As we do not anticipate achieving sufficient cash flows from our operations for the foreseeable future, we will be dependent upon Viragen for additional funding. Viragen is seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s inability to obtain additional capital through equity or debt financings, or generate substantial revenue, would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if Viragen is unable to obtain additional financing by the end of June 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

As a result of these financial conditions, the report of our independent registered public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated condensed financial statements for the three and nine month periods ended March 31, 2006 do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

For the nine months ended March 31, 2006, our funding primarily consisted of net advances from our parent company totaling approximately $5.16 million. At March 31, 2006, cash on hand totaled approximately $753,000 and working capital totaled approximately $1.93 million, a decrease of approximately $330,000 when compared to working capital of approximately $2.26 million as of June 30, 2005. Cash used to fund operations during the nine months ended March 31, 2006 totaled approximately $4.65 million.

During the nine months ended March 31, 2006 we made capital investments of approximately $459,000 for equipment and renovations at our Swedish subsidiary as well as research and development equipment at our Scottish subsidiary. The equipment purchases and renovations at our Swedish subsidiary were necessary to replace or modernize certain portions of our production and administrative facilities.

Our future cash requirements are dependent upon many factors, including:

•	revenue generated from the sale or licensing of our natural human alpha interferon product;

•	progress with future clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications;

•	competing technologies and market developments; and

•	our ability to establish licensing agreements and effective commercialization activities.

For the remainder of fiscal 2006, we anticipate the need of approximately $2.0 million for operating activities, $50,000 for investing activities and $30,000 to service our financing obligations other than with our parent, Viragen.

We are engaged in active discussions with prospective licensees of Multiferon® in the European Union. We anticipate that a component of any licensing arrangements we may enter into will include our receipt of license fees, our receipt of which will have a positive effect on our working capital. At this time we are unable to predict whether we will consummate license arrangements for Multiferon® in the European Union or when we will receive license fees from any license agreement that we may enter into.

Our Swedish subsidiary maintained an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. The maximum borrowing capacity on this overdraft facility was approximately $767,000 at June 30, 2005. Borrowings outstanding under this overdraft facility were at a floating rate of interest, which was approximately 5.25% at June 30, 2005. The overdraft facility expired at the end of February 2006 and outstanding borrowings at that time were repaid. There was no outstanding balance under this overdraft facility as of June 30, 2005. This overdraft facility was secured by certain assets of ViraNative including inventories and accounts receivable.

We believe that our natural human alpha interferon product can be manufactured in sufficient quantity and be priced at a level that is competitive with respect to the intended indications in most markets. However, we can not assure you of the success of our commercialization efforts and other projects. Required regulatory approvals are subject to the successful completion of lengthy and costly clinical trials. The successful commercialization of Multiferon® also depends on continued funding from Viragen, Viragen’s ability to secure significant additional funding and our ability to eventually generate sufficient cash flows from operations.

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

Results of Operations

Product sales

For the three months ended March 31, 2006, product sales totaled approximately $99,000 compared to approximately $80,000 for the three months ended March 31, 2005. For the nine months ended March 31, 2006, product sales totaled approximately $301,000 compared to approximately $163,000 for the nine months ended March 31, 2005. These increases in product sales are attributed to an increase in Multiferon® sales volume in Sweden, Germany, Mexico, South Africa and Indonesia.

We have entered into several agreements for the distribution of our natural human alpha interferon, Multiferon®, in various countries. To date, we have not recognized revenue from many of these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in some cases, have not yet been obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a biopharmaceutical product. In most countries, product pricing and reimbursement authorization must also be approved before a drug product can be marketed.

There are other challenges associated with international marketing activities including: language and cultural barriers, in some cases poorly organized regulatory infrastructure and/or compliance procedures in certain countries where Multiferon® may be marketed, performance of our distribution partners, competition, government’s willingness to promote cheaper generic products and the general population’s inability to afford private care drug products. It will take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales

Cost of sales, which includes excess/idle production costs, totaled approximately $681,000 for the three months ended March 31, 2006 compared to approximately $605,000 for the same period in the prior year. This increase in the current quarter is primarily attributed to an increase in costs associated with the renovations to one of our manufacturing facilities in Sweden, including certification costs, consulting fees and increased depreciation.

Cost of sales totaled approximately $1,708,000 for the nine months ended March 31, 2006 compared to approximately $1,836,000 for the same period in the prior year. This decrease in cost of sales is primarily attributed to decreased excess/idle capacity as a result of cost cutting measures while production levels are at a minimum. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the three and nine months ended March 31, 2006 and March 31, 2005, excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down, net

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

Research and Development Costs

Research and development costs include scientific salaries and support fees, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended March 31, 2006 totaled approximately $398,000 compared to approximately $432,000 for the three months ended March 31, 2005. This decrease is primarily due to a stronger U.S. dollar versus the British Pound in the current period and most of these expenses were incurred by our Scottish subsidiary.

For the nine months ended March 31, 2006, research and development costs totaled approximately $1,184,000 compared to approximately $1,027,000 for the nine months ended March 31, 2005. Research and development expenses for the nine months ended March 31, 2005 reflect the reversal of a long-standing trade liability of approximately $182,000. Excluding the impact of this reversal, research and development expenses for the nine months ended March 31, 2006 were comparable.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the three months ended March 31, 2006, selling, general and administrative expenses totaled approximately $938,000 compared to approximately $1,147,000 for the three months ended March 31, 2005. Included in these amounts were selling, general and administrative expenses allocated by Viragen, our parent company, which totaled approximately $287,000 and $353,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in the allocated amount was primarily due to a reduction in salaries and related expenses attributable to us. During the current year, we also experienced a decrease in depreciation, salaries, consulting and legal fees.

For the nine months ended March 31, 2006, selling, general and administrative expenses totaled approximately $2,981,000 compared to approximately $3,341,000 for the nine months ended March 31, 2005. Included in these amounts were selling, general and administrative expenses allocated by Viragen, our parent company, which totaled approximately $938,000 and $1,038,000 for the nine months ended March 31, 2006 and March 31, 2005, respectively. The decrease in the allocated amount was primarily due to a reduction in salaries and related expenses attributable to us. During the current year, we also experienced a decrease in depreciation, consulting and legal fees.

Our successful commercialization of Multiferon® will require additional marketing and promotional activities and clinical trials, which are dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operations.

We anticipate that selling related expenses will increase beyond fiscal 2006. This expected increase is mainly due to the planned expansion of our Multiferon® sales efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and nine months ended March 31, 2006, amortization of intangible assets totaled approximately $39,000 and $116,000, respectively, compared to approximately $44,000 and $128,000 for the three and nine months ended March 31, 2005, respectively. The period over period decreases are due to the strengthening of the U.S. dollar against the Swedish Krona.

Other Income, Net

The primary components of other income, net, are administrative fees charged to Viragen, sub-lease income on certain office space in our facility in Scotland, interest earned on cash and cash equivalents, transaction and remeasurement gains or losses on foreign exchange and gains or losses on the disposal of property and equipment.

For the three months ended March 31, 2006, other income, net, totaled approximately $89,000 compared to other income, net, of approximately $83,000 for the three months ended March 31, 2005. This increase is primarily due to an increase in administrative fees charged to Viragen as a result of an increase in research and development performed on their behalf.

For the nine months ended March 31, 2006, other income, net, totaled approximately $267,000 compared to other income, net, of approximately $791,000 for the nine months ended March 31, 2005. This decrease of approximately $524,000 is primarily due to the $596,000 remeasurement gain (discussed below) recorded during the nine months ended March 31, 2005. This gain was partially offset by an increase in administrative fees charged to Viragen as a result of an increase in research and development performed on their behalf.

During the nine months ended March 31, 2005 we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen (Scotland) has been gradually settling the liability by charging Viragen, Inc. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish and Scottish subsidiaries. These debt facilities had interest rates ranging from 5.25% to 7.92%. Interest expense for the three months ended March 31, 2006 totaled approximately $13,000 up from approximately $11,000 for three months ended March 31, 2005. This increase is primarily due to equipment financing that was recently obtained by our Scottish subsidiary.

Interest expense for the nine months ended March 31, 2006 totaled approximately $32,000 down from approximately $74,000 for nine months ended March 31, 2005. This decrease is due to the repayment in September 2004 of one of our loans in Sweden that carried a high interest rate and a reduction in the interest rate and average outstanding balance on our line of credit in Sweden. We expect interest expense to remain at current levels for the remainder of fiscal 2006.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and nine months ended March 31, 2006, our income tax benefit totaled approximately $11,000 and $33,000, respectively, which were the same as for the three and nine months ended March 31, 2005. Income tax benefit for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $424,000 as of March 31, 2006, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of the U.S. dollar against these local currencies will result in lower revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the nine months ended March 31, 2006, the U.S. dollar strengthened against the British Pound by approximately 3.6% but weakened against the Swedish Krona by approximately 0.6%.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of March 31, 2006.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected, thus misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Viragen International, Inc.

Date: May 8, 2006	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and
Principal Financial Officer

Date: May 8, 2006	By:	/s/ Nicholas M. Burke
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