Form 10-K
period 2006-06-30
VIRAGEN INTERNATIONAL INC
filed 2006-09-27
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Registrant’s telephone number, including area code (954) 233-8377

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value, as of December 31, 2005, of the registrant’s common stock held by non-affiliates based on the closing price on the Over the Counter Bulletin Board was approximately $1.8 million.

As of September 22, 2006, there were 77,665,320 shares of the registrant’s common stock outstanding, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

None

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended June 30, 2006

PART I

Item 1. Business

Introduction

With international operations in the U.S., Scotland and Sweden, we are a bio-pharmaceutical company engaged in the research, development, manufacture and commercialization of Multiferon® (multi-subtype, human alpha interferon), which is uniquely positioned in valuable niche indications, such as high-risk malignant melanoma, other niche cancer indications and selected infectious diseases.

We are a majority owned subsidiary of Viragen, Inc. (AMEX symbol “VRA”). Viragen currently owns approximately 77.0% of our outstanding common stock. We own 100% of ViraNative AB, our Swedish subsidiary, and 100% of Viragen (Scotland) Ltd., our Scottish research center.

We were incorporated under the laws of the state of Delaware. Our executive offices are located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324. Our telephone number is (954) 233-8377; our facsimile number is (954) 233-1414. You can learn more about us by visiting Viragen’s web site at www.viragen.com. The information on Viragen’s website is neither incorporated into, nor a part of, this report. Our shares of common stock are traded on the over-the-counter Bulletin Board under the symbol “VGNI.” Unless otherwise indicated, references in this report to “we,” “us” and “our” are to Viragen International, Inc. and our wholly-owned subsidiaries.

We are required to file annual, quarterly and current reports, proxy statements, in some cases, and other information with the Securities and Exchange Commission, or SEC. You may read and copy these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may request copies of these documents by writing to the SEC and paying the required fee for copying. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information filed electronically with the SEC. The address of that site is www.sec.gov. The information on this website is not and should not be considered part of this report and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Operations

We produce a human alpha interferon product under the tradename Multiferon® from human white blood cells, also known as leukocytes. Multiferon®, is comprised of multiple subtype alpha interferons and is unique to any other interferon alpha product in the world. Multiferon® is currently approved for the second-line treatment of a broad range of infectious diseases and cancers in nine countries. The product was approved in February 2006 in Sweden for the first-line treatment of high-risk malignant melanoma following dacarbazine (DTIC) after surgical removal of tumors. This malignant melanoma indication will be our primary focus in seeking broader approvals throughout the European Union. The product is also approved for sale in Bulgaria, Chile, Mexico, the Philippines and Sweden as a second-line therapy for the treatment of any and all diseases in which patients show an initial response to recombinant alpha interferon followed by treatment failure. It is also approved for sale in Egypt, Hong Kong, Indonesia and South Africa as a second-line therapy for the treatment of Hairy Cell Leukemia and Chronic Myelogenous Leukemia. Regulatory approval activities are also underway in a number of other European, South American and Asian territories. Multiferon® is not approved for sale in the United States or European Union countries, other than Sweden, however, we are collaborating with the Swedish and European Union regulatory authorities to initiate the process for seeking broader European approvals through the Mutual Recognition Procedure, or MRP. We have not yet sought the approval of Multiferon® from the United States Food and Drug Administration, or FDA, and do not anticipate doing so in the foreseeable future unless we secure licensees to fund such activities or other sources of funding, including government or private grant funding.

Production of Multiferon® is dependent upon a reliable approved source of human leuckocytes. Interruption of our supply, currently sourced from the German Red Cross, while not anticipated, would hamper our ability to manufacture Multiferon®. All other raw materials needed in the manufacturing process are readily available from multiple sources.

We have completed collection of data from a clinical trial in malignant melanoma conducted in Germany, including a long-term follow-up of those patients, and this clinical trial data demonstrated a statistically significant advantage over untreated controls in terms of survival without distant metastasis and overall survival and was the basis for approval in Sweden. We are currently seeking approval from the Swedish Medical Products Agency for the pre-filled syringe presentation of Multiferon® for this indication. We are now preparing to seek approval of Multiferon® for the treatment of malignant melanoma in parts of the European Union through the MRP upon approval of the pre-filled syringe presentation of Multiferon® by the Swedish Medical Products Agency. MRP permits a registrant of a new drug or biological product to use a single registration dossier to gain marketing authorization in a number of European Union countries. The prerequisite requirement is that any new registration must have a sponsor country that has reviewed and approved the registration dossier. In the case of Multiferon®, and following the Swedish approval of our new pre-filled syringe dosage form, we anticipate that Sweden will agree to act as our sponsor country for the MRP filing. Once the dossier is approved through the MRP process, it is then permissible to go to each country that has approved the filing and seek reimbursement authorization. All countries are not required to approve the filing in the MRP process, and there is no guarantee that any country will agree to reimburse for the product.

Effective March 2006, our two sales representatives in Sweden began promoting this new malignant melanoma indication to physicians. While there can be no assurance, we expect incremental sales gains over the next several quarters.

We have committed to conducting a new Phase III, post-marketing clinical trial in high-risk melanoma. We anticipate approximately 1,000 patients to be enrolled in this new trial possibly in as many as 20 different countries around the world. We plan to initiate enrollment in this trial in early calendar 2007.

While Multiferon® is approved for sale as a second-line treatment for the treatment of hepatitis B and hepatitis C for patients that have failed to respond to treatment with recombinant interferon alpha in certain countries, we would need to conduct additional lengthy and expensive clinical studies in order to provide the necessary supporting evidence that would position us to effectively market Multiferon® for these indications. Additionally, market analysis regarding the future treatment of hepatitis strongly suggests a diminishing role for alpha interferon and an emergence of new, more effective, therapies. Therefore, we have deemphasized our efforts related to the hepatitis indications, and are now focused on the treatment of malignant melanoma and other cancer and anti-viral indications.

With regard to identifying potential new indications for Multiferon®, we are collaborating with the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID. USAMRIID has verbally agreed to commence with a new series of in vivo studies (nonhuman primate models) to further determine the potential of Multiferon® as a potent, broad-acting anti-viral product capable of fighting certain “Category A” pathogens, a class of highly virulent viral threats, which have the potential to be used in bio-terrorism. These studies will evaluate Multiferon®’s possible utility as a first-line of defense against unknown infectious agents or when no therapeutic or vaccine exists. These studies are expected to be completed in 2006 and will help determine the potential role of Multiferon® as a bio-defense product and as a candidate for development funding under Project Bioshield or other sources of grant funding.

We are also in the process of identifying potential new oncology indications for Multiferon®. This could result in decisions to initiate new Phase II and Phase III clinical trials in the near future.

In June 2005, we completed the production of validation batches of Multiferon® in a new pre-filled syringe dosage form. This new filling and packaging operation, also located in Germany, is pending completion of stability studies and is expected to be filed with the Swedish Medical Products Agency during calendar 2006 and approved in calendar 2007. This pre-filled syringe presentation of Multiferon® will also be the subject of our planned European MRP application, assuming its approval by the Swedish Medical Products Agency.

We have entered into several agreements for the distribution of Multiferon® in various countries. To date, we have not recognized significant revenue from these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which may not yet be obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a bio-pharmaceutical product. In many countries, a separate process may be required for obtaining reimbursement authorization. In addition, physicians must be educated about the merits of the product over time and, in some of these territories, hospital formularies govern the acceptance for use of a new product. Therefore, we are unable to predict the timing of approvals or sales in these various countries.

There are challenges associated with international marketing activities including language and cultural barriers, variations in compliance procedures in certain countries and/or changes in regulatory requirements where our products may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products, the general population’s inability to afford private care drug products, changes in economic conditions and instability from country to country, changes in a country’s political condition, trade protection measures, tariffs and other trade barriers, including import and export restrictions, and tax issues. Our future revenues, costs of operations and profit results could be materially adversely affected by any or all of these factors. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Any additional clinical testing that may be required by authorities for approval will be an expensive and complex process that could take a number of years to complete, with no assurance that regulatory approvals will eventually be obtained or maintained.

The Interferon Industry

Interferon is the body’s first defense response to foreign substances such as viruses, interfering with the viral growth and replication processes. Interferons induce anti-viral, anti-tumor and immunomodulatory responses within the body. Clinical studies indicate that interferons may also inhibit malignant cell and tumor growth without affecting normal cell activity.

There are two commercial production methods of interferon for medical use. They are differentiated primarily by their source products, methods of manufacture and resulting composition. The first, the type we produce, is a multi-subtype human leukocyte-derived alpha interferon. This is produced by human white blood cells, induced by a virus that is not normally pathogenic in humans, to produce a multi-subtype interferon. Our product is then purified to produce a highly concentrated and highly pure product for clinical use. The second type of interferon is recombinant or synthetic interferon (typically alpha or beta). Generally, it is produced from a single human gene in bacterial cells by recombinant DNA techniques.

Prior to 1985, human interferon was the only type of interferon available. Research institutions and other bio-pharmaceutical companies, including us, were working to solve the problem of the high cost related to the commercial-scale production. In 1985, Hoffmann-La Roche, Inc. and Schering-Plough Corporation, two major pharmaceutical companies, successfully developed synthetic interferons using recombinant DNA technology. These companies subsequently received U.S. Food and Drug Administration approval to produce and market their recombinant, or synthetic, alpha interferon products for numerous indications.

After the emergence of recombinant alpha interferon, the medical community’s interest in human interferon diminished. Most clinical studies thereafter utilized a recombinant product. We believe this was primarily due to the lack of competitive clinical data on human interferon, as well as the marketing expertise of those companies that offer recombinant products. We believe that the clinical data we have developed, as well as new clinical trials currently under development, will continue to demonstrate the beneficial effects and advantages of our multi-subtype alpha interferon product. However, we cannot assure you of the success of any new clinical trials or adoption of our product by the medical community.

Hoffmann-La Roche, Inc., which produces Roferon® and PEGASYS®, and Schering-Plough Corporation, which produces Intron® A and Peg-Intron®, continue to actively market their products for a wide range of indications and promote the therapeutic benefits of their synthetic interferon products. Infergen®, which is licensed by InterMune from Amgen, is approved by the U.S. Food and Drug Administration for the treatment of hepatitis C.

We believe the worldwide market for interferon alpha, which is dominated by the recombinant interferons, was approximately $3 billion in 2005. Pegylated versions of the drug have been produced to offer patients the convenience of a weekly dosage, instead of three times a week, thus providing a more convenient mode of administration. Pegylation is a process which helps prevent the interferon from being broken down by the immune system. As a result, the interferon persists longer in the body.

Applications of Interferon

Interferon is a naturally occurring protein which serves to enhance the body’s immune response to viral infections. It has been clinically proven that interferons can arrest the progress of many viral based infections, reducing adverse symptoms and disease related complications. In addition, it is believed that the multi-subtype nature of human interferons may provide advantages over single subtype recombinant forms.

Melanoma

Cancer of the skin is the most common of all cancers. Melanoma is a type of cancer which originates in the melanocytes, the cells responsible for pigmentation of the skin. Melanoma accounts for about 4% of skin cancer cases, but it causes most skin cancer deaths. The number of cases of melanoma in the United States and in many other parts of the world is on the rise. The American Cancer Society estimates that in 2006, there will be 62,190 new cases of melanoma in the United States, and about 7,910 will die. On an international basis, the World Health Organization reports that 48,000 deaths are caused every year by malignant melanomas.

We conducted a Phase II/III clinical trial in Germany with Multiferon® for the adjuvant treatment of malignant melanoma, which indicated promising results. The study involved 252 patients with malignant melanoma in 20 centers, who were randomized to receive either Multiferon® after dacarbazine or no adjuvant therapy. This study showed that adjuvant treatment with low doses of Multiferon®, preceded by dacarbazine, significantly increases long term overall survival in high-risk resected cutaneous melanoma patients. The results suggest a survival benefit which is at least comparable to that obtained with a recombinant interferon regimen, but over a much shorter, and thus less expensive, treatment period.

Based on the strength of this clinical data, Multiferon® was approved in Sweden in February 2006 for the first-line adjuvant treatment of high-risk malignant melanoma following dacarbazine (DTIC) after surgical removal of tumors. This malignant melanoma indication will be our primary focus in seeking broader approvals throughout the European Union.

Hepatitis C

The hepatitis C virus is a major worldwide cause of acute and chronic hepatitis. Hepatitis C affects an estimated 4 million Americans and 5 million Europeans. Approximately 26,000 new cases of hepatitis C are diagnosed each year in the U.S. and it is responsible for an estimated 10,000 to12,000 deaths annually. Hepatitis C is currently a leading cause of liver transplantation in the United States. The U.S. Food and Drug Administration has approved certain synthetic interferon products for the treatment of hepatitis C.

Synthetic interferon has proven to be effective in the treatment of some cases of hepatitis C. Based on limited clinical experience in Sweden, Multiferon® has also proven effective in the treatment of hepatitis C in a second-line setting. However, in order to effectively market Multiferon® for hepatitis C in any country, extensive additional clinical trials costing many millions of dollars will be required. These studies would take several years to complete. Additionally, market analysis regarding the future treatment of hepatitis C strongly suggests a diminishing role for alpha interferon and an emergence of new, more effective, therapies. Therefore, we have deemphasized our efforts related to hepatitis C, and are now focused on the treatment of malignant melanoma and other cancer and anti-viral indications. We have no current plans to conduct any additional studies in hepatitis C in any country, however, we may continue to derive nominal sales in our limited markets for the second-line treatment of this indication.

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

Multiferon® is approved in a limited number of countries for the treatment of patients with chronic myelogenous leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct any additional studies in this indication in any country.

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

Multiferon® is approved in a limited number of countries for the treatment of patients with hairy cell leukemia who did not respond to treatment with recombinant interferon. We have no current plans to conduct any additional studies in these indications in any country.

Distribution Agreements and Strategic Alliances

We rely, and expect to rely in the foreseeable future, upon third party marketers and distributors to effectively market and distribute Multiferon®. As discussed below, we have established relationships for the marketing and distribution of Multiferon®; however, failure to maintain these relationships could significantly and adversely affect our business, sales and growth. Additionally, we are in the process of identifying potential licensees in markets in which we would like to penetrate. If we are unable to identify and establish relationships with these third parties, our business could be adversely affected. The ultimate success of Multiferon® also depends in large part on our distributors’ and licensees’ ability and desire to actively distribute Multiferon® to the target markets. The failure or inability of even a few of our distributors to adequately market and distribute Multiferon® within their territories could harm our sales and affect our ability to continue operations.

We have entered into several agreements for the distribution of Multiferon® in various countries, however, to date, we have not recognized significant revenue from these agreements. These agreements may be terminated if the distributors fail to obtain or maintain the product license or in the event of breach of the terms and conditions of the agreements. We are considering proposals from other potential business partners for the development, marketing, sale and distribution of Multiferon® in other territories around the world.

In November 2005, we entered into a license, development and supply agreement with Kuhnil Pharm Co. Ltd., headquartered in Seoul, for the exclusive license to register, market, sell and distribute Multiferon® in South Korea. While the full financial terms are required to remain confidential, we received a small up-front license fee in exchange for providing exclusive marketing rights to the drug in South Korea for a period of ten years. Kuhnil Pharm is a rapidly growing, leading manufacturer, developer and marketer of pharmaceuticals in Korea with a specialty focus in oncology, covering an expansive network of clinics, physicians and hospitals with over 300 sales representatives. This agreement provides that Kuhnil shall take all measures necessary to achieve regulatory approval for Multiferon® in South Korea, as required by the Korean health regulatory authority.

In November 2003, we entered into a supply and distribution agreement with Pentafarma S.A. (Pentafarma) to serve as our exclusive distributor of Multiferon® in Chile. Pentafarma retains its exclusive distribution rights in the event that it generates 70% or more of the sales figures required under the agreement. Headquartered in Santiago, Pentafarma is a wholly-owned subsidiary of Fresenius Medical Care, the world’s largest, integrated provider of products and services for chronic kidney failure. In June 2005, we reported that Pentafarma received notification of registration approval for Multiferon® from the Chilean authorities. An initial stocking order has been placed and Pentafarma is planning a market launch in the second half of calendar 2006.

In May 2003, we entered into an exclusive supply and distribution agreement with Arriani Pharmaceuticals S.A. to distribute Multiferon® in Greece and designated Balkan countries. The agreement provides that Arriani Pharmaceuticals, headquartered in Athens, Greece, shall take the measures necessary to achieve regulatory approvals for Multiferon® in Greece, Cyprus and Slovenia following our receipt of the mutual recognition procedure, or MRP, approval in the European Union, as well as to obtain and maintain the appropriate regulatory approvals in Bulgaria and Croatia. We have not yet commenced the MRP registration process. As a result, we are not realizing any financial benefit from this agreement at this time. MRP approval for Cyprus and Slovenia is subject to their pending acceptance into the European Union. Arriani has received notification of registration approval in Bulgaria, and reimbursement authorization is pending for that country. A clinical trial with Multiferon® was initiated by Arriani in 2005 in rescue treatment of Hepatitis C, but that study has been terminated due to its small size and limited value in providing sufficient supporting evidence for future regulatory and marketing purposes.

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

In January 2003, we renewed and extended our distribution and supply agreement with Laboratorios Pisa, a leading Mexican pharmaceutical company. The new agreement has a term of ten years and provides Laboratorios Pisa with the exclusive rights to distribute Multiferon® in Mexico. In February 2004, Multiferon® was approved in Mexico to target the treatment of hairy cell leukemia, chronic myelogenous leukemia, renal cell carcinoma and malignant melanoma. The product was launched in Mexico in September 2004 for the treatment of hepatitis B and C. A clinical trial was initiated by Laboratorios Pisa in the rescue of patients with hepatitis C and this study continues enrollment with an anticipated completion date in 2007.

Research and Development

For our fiscal years ended June 30, 2006, 2005 and 2004, we incurred research and development costs of approximately $1.65 million, $1.62 million and $1.38 million, respectively.

The timelines and costs for the completion of bio-pharmaceutical research and product development programs are difficult to accurately predict for various reasons, including the inherent exploratory nature of the work. The achievement of project milestones is dependent on issues which may impact development timelines and can be unpredictable and beyond our control. These issues include: availability of capital funding, presence of competing technologies, unexpected experimental results which may cause the direction of research to change, accumulated knowledge about the intrinsic properties of the candidate product, the availability of Good Manufacturing Practices grade material, results from pre-clinical and clinical studies, potential changes in prescribing practice and patient profiles and regulatory requirements.

The completion of our ongoing and contemplated research and development projects is dependent upon our ability to raise significant additional funding or our ability to identify potential collaborative partners that would share in project costs. Our future capital requirements are dependent upon many factors, including: revenue generated from the sale of Multiferon®; progress with future clinical trials; the costs associated with obtaining regulatory approvals; the costs involved in patent applications; competing technologies and market developments; and our ability to establish collaborative arrangements and effective commercialization activities.

Our human leukocyte-derived multi-subtype interferon alpha product, Multiferon® was originally developed as an alternative to synthetic (recombinant), single-subtype products, and is currently approved in nine countries in second-line indications. In February 2006, Multiferon® was approved as a first-line adjuvant treatment for malignant melanoma in Sweden. Multiferon® is actively marketed in five countries through local distribution partners, and our own two-person sales team in Sweden.

Interferon alpha is the human body’s first line of defense against infectious disease. Human leukocytes, in the blood, secrete a number of different types of interferon alphas when exposed to attack by viruses and bacteria. Viragen collects human leukocytes, a by-product of blood collection, and under highly exacting procedures, subjects these to a viral challenge that is known to be benign to humans, but stimulates the leukocytes to produce a unique mixture of interferon alpha subtypes. We then collect and purify the resultant interferon alphas using our proprietary technologies to manufacture Multiferon®. The mixture of subtypes contained in Multiferon® is unique among all interferon alpha products.

To date, Multiferon® has been primarily marketed as rescue therapy for patients who have been treated with synthetic interferon alpha products but who have for various reasons not responded to that treatment. With the approval of Multiferon® in Sweden in February 2006, we are now progressing with regulatory strategies to expand approvals for Multiferon® with a focus on treating malignant melanoma.

We are collaborating with the Swedish Medical Products Agency and European Union regulatory authorities to initiate the process for seeking broader European approvals through the MRP. We have initiated the process to conduct a Phase III post-marketing clinical trial with Multiferon® on an international basis. This trial is planned to include up to 1,000 patients and is expected to build additional clinical evidence of the value of Multiferon® in high-risk melanoma therapy. This trial is expected to cost approximately $16 million to $18 million and take six to eight years to complete.

Multiferon® is believed to have other potential uses in other cancer treatment regimens and we are currently evaluating a number of other possible indications for which clinical trials would be required in order to gain approvals.

In order to identify potential new anti-viral indications for Multiferon®, we are collaborating on studies using Multiferon® being conducted by the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID. Based on previous positive in vitro study results reported in February 2006, USAMRIID has verbally agreed to commence with a new series of in vivo studies (nonhuman primate models) to further determine the potential of Multiferon® as a potent, broad-acting anti-viral product capable of fighting certain Category A pathogens, a class of highly virulent viral threats, which have the potential to be used in bio-warfare. These studies will evaluate Multiferon®’s possible utility as a first-line of defense against unknown infectious agents or when no therapeutic or vaccine exists. These studies are expected to be completed in 2006 and will help determine the potential role of Multiferon® as a bio-defense product and as a candidate for development funding under Project Bioshield or other sources of grant funding.

Intellectual Property

Intellectual property is important to any bio-pharmaceutical company to protect its investment in new products and ideas. Whether through patents, trademarks, copyrights or any other means, we endeavor to seek out new intellectual property in our business and at all levels. In general, we intend to invest in projects and product candidates that afford the longest possible intellectual property protection. Our business is international in nature and intellectual property protection may differ between territories, including duration of that protection. Some of our products and technologies may have patents pending or new patents under internal consideration or may be under consideration by patent counsel. Due to the competitive nature of our industry, we do not disclose patents, trademarks or copyrights that are pending.

We believe that our multi-subtype human alpha interferon production techniques are unique and are capable of yielding a superior quality product and will allow us to produce the product at relatively low costs. We have developed a broad and valuable intellectual property portfolio on the manufacturing methods used to produce Multiferon® and continue to develop this portfolio through in-house research and development.

In November 2005, we were notified by the US Patent and Trademark Office that it issued patent no. 6,962,695 to us. This patent, entitled “Modification of Interferon Alpha Production”, describes a process relating to the manufacture of Multiferon® and relates to the novel use of an enhancing agent to optimize the yield of interferon from the cell preparation during the production process. This patent expires in December 2018.

In February 2004, we filed a provisional patent application with the UK Patent Office covering the use of multi-subtype human alpha interferon for human treatment and prevention of avian influenza virus, commonly known as avian flu, and this lapsed in February 2005. Subsequent applications were filed with the UK Patent Office in February and May 2005 and a provisional application was filed with the US Patent and Trademark Office in March 2005. Avian influenza is an infectious viral disease of birds caused by type A influenza strain. The type A influenza group of viruses has certain characteristics that make them of particular concern to the human population. They have a tendency to undergo mutation, resulting in new variants for which no vaccine is available. In addition, such viruses have the potential to combine with viruses from other species, leading to pandemics due to the resulting difficulties in developing effective treatments or preventative measures. At the current time, we have no plans to conduct any significant studies of Multiferon® in avian influenza.

As mentioned previously, we continue to develop our knowledge base of the Multiferon® product, to evaluate new and beneficial ways of manufacturing. As a result of research and development work performed in house, a provisional application for a modification to the Multiferon® production process was filed with the UK Patent Office in February 2005. A provisional patent application was also filed with the US Patent and Trademark Office in June 2005 and a patent cooperation treaty, or PCT, application was filed in February 2006.

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

Regulation

Our activities, products and processes are subject to substantial government regulation for safety, effectiveness and quality by many governmental agencies within the United States, the European Union and other foreign jurisdictions, and will be subject to further regulation if approved for commercial sale. The U.S. Food and Drug Administration, foreign jurisdictions and state and local agencies regulate the testing, manufacturing, safety, effectiveness, advertising, packaging, labeling, storage, record keeping and sale of biologic substances and pharmaceutical products. Regulatory authorities have stringent mandatory procedures and standards, which apply to the clinical testing, manufacture and marketing of any biologic products, including ours. Regulatory approvals for commercialization of any new product take significant time and capital. The steps ordinarily required before a drug or biological product may be marketed include:

•	Pre-clinical testing;

•	Submission to the relevant regulatory agency, such as the FDA in the United States, of an investigational new drug application, which must become effective before clinical trials may commence;

•	Adequate and well-controlled clinical trials to establish the safety and efficacy of the biologic or drug;

•	Submission of a marketing application to the relevant regulatory agency for approval to market the product in that country or jurisdiction;

•	Approval of the marketing application, which encompasses inspection and licensing of the manufacturing facility for commercial production of product and approval of all product labeling.

Pre-clinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Laboratories that conduct pre-clinical testing must comply with regulations regarding good laboratory practices.

In Europe and the United States, human clinical trial programs generally involve a three-phase process. Typically, Phase I trials are conducted in healthy volunteers to determine any early side effects and the pattern of drug distribution and metabolism. Phase II trials are conducted in a limited patient population afflicted with the target disease to provide preliminary data on the effectiveness and safety of a new drug product and to determine the amount of the drug that works best and how much can be tolerated. If Phase II evaluations indicate potential effectiveness with an acceptable safety profile, Phase III trials are performed. Phase III is performed to demonstrate clinical effectiveness and safety within an expanded patient population from multiple clinical study sites. Regulatory authorities may also require Phase IV studies to further confirm safety and efficacy and to monitor patients after a product has been used in clinical practice. The relevant regulatory authority may suspend or cancel clinical trials at any time if it is felt that patients are being exposed to an unacceptable health risk or if the information submitted to the agency is incomplete or incorrect, or due to the conduct of the investigation.

The results of the drug development, pre-clinical studies and clinical studies are submitted to the relevant regulatory authorities in various countries, such as the U.S. Food and Drug Administration, in the application for marketing authorization, which if accepted clears the way for commercial sale of the drug. Third party manufacturers and collaborators may be required to pass on-site inspections prior to obtaining regulatory approval.

The process of obtaining marketing approvals takes many years and substantial funding. If we fail to comply with certain regulatory requirements, we could be subject to sanctions, such as warning letters, penalties, criminal prosecution, injunctions, product seizure, product recalls, total or partial suspension of production, and refusal to approve pending applications or costly supplements to approved applications.

Once regulatory approval is obtained, third party collaborators and manufacturers will be required to comply with regulations setting forth current Good Manufacturing Practices. Good Manufacturing Practice regulations include requirements relating to quality control and quality assurance, as well as corresponding maintenance of records and documentation. Facilities may be subject to period and unannounced inspections to confirm compliance with applicable regulations.

Extension of the number of licenses held in the European Union can be achieved for products like Multiferon® through the Mutual Recognition Procedure, or MRP. This process makes it possible to hold marketing authorizations in all, or some, member states. MRP is administered by and between the competent authorities of the member states where marketing authorizations are sought. Subject to the successful completion of clinical trials, we believe this is the regulatory route that we will use to secure regulatory approval in the European Union. MRP permits a registrant of a new drug or biological product to use a single registration dossier to gain marketing authorization in a number of European Union countries. A prerequisite requirement is that any new registration must have a sponsor country that has reviewed and approved the registration dossier. In the case of Multiferon®, and following the expected Swedish approval of our dossier, we anticipate that Sweden will agree to act as our sponsor country for the MRP filing. Once the dossier is approved through the MRP process, it is then permissible to go to each country that has approved the filing and seek reimbursement authorization. All countries are not required to approve the filing in the MRP process, and there is no guarantee that any country will agree to reimburse for the product.

We are also subject to numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Competition

Competition in the research, development and production of interferon and other immunological products is intense and growing. Our competition includes many major, well-established and well-financed pharmaceutical and commercial entities, as well as major educational and scientific institutions. Many researchers, some of whom have substantial private and government funding, are involved with interferon production, including production of interferon through synthetic DNA technology. A number of large companies, including Hoffmann-La Roche, Inc. and Schering-Plough Corporation are producing, selling and conducting clinical trials with their recombinant interferons (alpha interferons) and other immunological products in the areas of cancer and viral infections, including hepatitis C.

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

Employees

As of September 22, 2006, we have 46 full-time employees. Of these, 38 are research and development, manufacturing and quality assurance/quality control personnel. The remaining eight are management, sales and/or administrative personnel. Our domestic and Scottish-based employees are not represented by any collective bargaining agreements. The majority of our Swedish-based employees are members of a Swedish union representing scientific personnel. We have never experienced a work stoppage. We believe our relations with our employees and the Swedish unions to be good.

Item 1A. Risk Factors

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements. Also, our management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors – many beyond our control – that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the following:

•	our failure to achieve significant revenues;

•	our failure to service our debt and preferred stock;

•	our ability to procure additional funding;

•	regulation by federal, state and foreign regulatory authorities in the manufacturing and selling of our Multiferon® product;

•	our reliance on third parties to market and distribute our Multiferon® product;

•	the effect of competition in the pharmaceutical and biotechnology industry;

•	our reliance on foreign third party manufacturers;

•	the availability of human leukocytes and other materials used in the production of our product;

•	an adverse change in foreign currency exchange rates;

•	our ability to protect our intellectual property;

•	our exposure to litigation;

•	our dependence on our key managers and scientific personnel and our scientific collaborators;

•	a decline in demand for shares of our common stock;

•	volatility in the market for shares of our common stock;

•	the effect of economic conditions generally;

•	our ability to redeem and/or pay dividends on preferred stock under Delaware law; and

•	regulation by federal, state and foreign regulatory authorities in connection with developing, marketing, manufacturing and selling our product candidates.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as, “would,” “should,” “could” or “may”. Factors that may cause our actual results to differ materially include the risks described herein. These risks and uncertainties are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Financial Condition and Business

We have a history of operating losses and we expect to continue to incur losses and may never be profitable. If we do not develop profitable operations, we will have to terminate our operations. As a result, investors will lose their entire investment.

Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of minimal sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities. Losses have totaled approximately:

•	$8.5 million for the fiscal year ended June 30, 2006;

•	$15.6 million for the fiscal year ended June 30, 2005; and

•	$7.1 million for the fiscal year ended June 30, 2004;

At June 30, 2006, we had cash on-hand of approximately $321,000, working capital of approximately $1.3 million, an accumulated deficit since organization of approximately $67.2 million and a stockholders’ deficit of approximately $16.2 million. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

While, subsequent to June 30, 2006, we received net proceeds of approximately $1.9 million from the sale of our preferred stock and common stock, we continue to experience operating losses and cash flow difficulties. We believe that this additional funding will provide sufficient cash to support our operations through at least September 2006. However, we will require substantial additional funding to support our operations subsequent to September 2006. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Historically, Viragen has provided us with the working capital necessary to fund operations. Accordingly, if Viragen or we are unable to obtain additional financing by the end of September 2006, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

We must generate significant revenues to achieve and maintain profitability. Multiferon® is in its early stage of commercialization deriving nominal revenue. We may not be able to generate sufficient revenues or achieve or maintain profitability. If we fail to achieve and maintain profitability, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures. Additionally, investors could lose their entire investment in our securities.

We are dependent upon Viragen for financial support and in the event Viragen is not able to fund our operations and we are unable to generate revenues sufficient to pay our operating expenses, we will likely be forced to cease operations and investors will lose their investment.

Historically, Viragen has provided us with the working capital necessary to fund our operations; however, we understand that Viragen is, itself, experiencing cash flow difficulties. While we believe Viragen has sufficient capital on hand to fund its and our operations through at least September 2006, Viragen will require substantial additional funding to support its and our operations subsequent to September 2006. In addition, Viragen has received deficiency notices from the American Stock Exchange, or AMEX, and if Viragen is unable to satisfy the AMEX that it will regain compliance with its continued listing criteria, Viragen’s common stock may be delisted from AMEX, which could accelerate repayment of its outstanding indebtedness, and adversely affect investor perception, which would adversely affect Viragen’s ability to raise additional capital. Viragen has filed a registration statement in connection with a proposed secondary offering of its securities. However, there is no assurance that Viragen’s proposed offering will be completed as contemplated or that it will receive net proceeds in the amount anticipated. If Viragen is unsuccessful in its efforts to raise additional capital, or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

Our business is capital intensive, and we do not currently generate sufficient revenues to offset our debt service obligations, research and development activities and other operating expenses. If we are unable to obtain additional funding, as and when required, we may have to significantly curtail or completely terminate our operations.

We will require substantial future capital in order to continue to complete research, development and commercialization of Multiferon®, to meet our debt service obligations, to fund other operating expenses and to otherwise execute our business plan. Historically, Viragen has provided us with the working capital necessary to fund our operations, however, we understand that Viragen is experiencing cash flow difficulties. While we believe Viragen has sufficient capital on hand to fund their operations through at least September 2006, Viragen will require substantial additional funding to support its and our operations subsequent to September 2006. If Viragen or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all. Viragen has filed a registration statement in connection with a proposed secondary offering of its securities, however, there is no assurance that Viragen’s proposed offering will be completed as contemplated or that it will receive net proceeds in the amount anticipated.

We anticipate research and development costs to increase over the next twelve months, particularly in the area of regulatory-related consulting fees, toxicology studies and clinical trial costs. We also anticipate selling related expenses will increase over the next twelve months due to the planned expansion of our Multiferon® sales and related marketing efforts. Our future capital requirements will depend on many factors including:

•	revenue generated from licensing Multiferon®;

•	revenue generated from the sale of Multiferon®;

•	our ability to conduct future financings;

•	our ability to service our debt and preferred stock;

•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.

Based on our operating plans, for the fiscal year ending June 30, 2007, we anticipate that we will need approximately $6.0 million for operating activities, $500,000 for investing activities and $3.0 million to redeem our outstanding Series C and Series D cumulative preferred stock and service our current debt obligations.

If adequate funds are not available to us on a timely basis, we may be required to significantly curtail or suspend a portion or all of our operations. Further, sufficient funding may not be available to finance planned future scientific collaborations, planned marketing efforts or planned capital expenditures. Any failure to raise additional funds in the future may also result in our inability to successfully promote Multiferon®, complete existing and/or undertake new research and development projects, take advantage of business opportunities or respond to competitive pressures, any of which would have a material adverse effect on our financial condition, results of operations and ability to continue operations.

We will be substantially dependent on licensing fees and sales of Multiferon® to generate revenue for the foreseeable future. If we are unable to obtain or maintain the necessary required regulatory approvals to manufacture and sell Multiferon® throughout the European Union, or if Multiferon® is not widely accepted by the markets in which we manufacture and sell it, we may have to significantly curtail or cease operations and our investors may lose their entire investment.

        Our prospects for achieving profitability will depend primarily on how successful we are in executing our business plan to license, market and sell our human alpha interferon product under the brand Multiferon®. We expect sales of Multiferon® to be a significant source of income for the foreseeable future. We cannot assure you of the success of our commercialization efforts. The product is approved in Sweden for the first-line adjuvant treatment of high-risk (Stages IIb-III) malignant melanoma following dacarbazine (DTIC) after surgical removal of tumors. The product is also approved for sale in Bulgaria, Chile, Mexico, the Philippines and Sweden as a second-line treatment of any and all diseases in which patients show an initial response to recombinant alpha interferon followed by treatment failure, likely to be caused by neutralizing antibodies. The product is also approved for sale in Egypt, Hong Kong, Indonesia and South Africa as a second-line therapy for the treatment of chronic myelogenous leukemia and hairy cell leukemia. Multiferon® is not approved for sale in the United States or European Union countries, other than Sweden. We have not sought the approval of Multiferon® from the United States Food and Drug Administration or its European Union counterparts, except Sweden. We will focus on seeking new approvals for Multiferon® in the European Union for the same indications for which it is approved in Sweden. We may seek approval for other indications in the European Union in the future. In the foreseeable future, we do not expect to seek regulatory approval in the United States unless we secure licensees to fund such activities or other sources of funding, including government or private grant funding. We cannot assure you that we will be able to obtain regulatory approval of Multiferon® for the indications for which Multiferon® is approved in Sweden or for other indications in the European Union or in the United States.

Our ability to generate sufficient revenues to attain profitable operations depends in part upon our ability to establish and maintain manufacturing and distribution agreements with third parties. We will not be able to significantly reduce our losses or operate profitably until we obtain the necessary approvals to manufacture and sell Multiferon® on a widely accepted basis throughout the European Union. The successful commercialization of Multiferon® will require additional marketing and promotional activities and the completion of planned clinical trials, which are dependent upon our ability to raise significant additional funding, or our ability to generate sufficient cash flow from operating activities. Investors must understand that Multiferon® may never receive new approvals sought from regulatory authorities, or be able to maintain current approvals over time. In addition, even if new approvals are received, we may not be able to achieve sufficient profit from the sale of Multiferon®, unless we successfully meet our long-term sales objectives. If we do not obtain the required approvals, or we do not achieve profitable operations from the sale of Multiferon®, we may be forced to significantly curtail or cease operations. In the event we cease operations, our investors will lose their entire investment.

We rely, and expect to rely in the foreseeable future, on third parties in various international territories to effectively market and distribute Multiferon®. If these third parties are unable to effectively market Multiferon®, we may be unable to achieve significant product sales.

One of our business strategies is to license Multiferon® to third parties for marketing and distribution. For instance, we have entered into agreements with third parties in Mexico, Greece, Chile and South Africa for the distribution of Multiferon®. These third parties are not our employees and we do not have control over their performance. To date, we have not recognized significant revenue from these agreements, as some of these markets are relatively small and highly competitive. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in some cases, have not yet been obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a bio-pharmaceutical product. In many countries, a separate process may be required for obtaining reimbursement authorization. In addition, physicians must be educated about the merits of the product over time and, in some of these territories, government and/or hospital formularies govern the acceptance for use of a new product. Therefore, we are unable to predict the timing of approvals or sales in these various countries and we have previously terminated such third party agreements due to non-performance. The failure of these third parties to sell our Multiferon® or reach targeted sale amounts would negatively impact our sales growth. To the extent that we license Multiferon® to third parties on an exclusive basis, we will be precluded from granting other parties the opportunity to conduct successful marketing activities.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell Multiferon®, we may be unable to generate significant product revenue to support our continuing operations.

We do not currently have an organization for the sales, marketing and distribution of Multiferon®. We do have two sales representatives in Sweden to promote Multiferon® to prescribing physicians. In order to successfully commercialize Multiferon®, we must either build our sales and marketing capabilities or make arrangements with third parties to perform these services. If we do enter into arrangements with third parties to perform sales and marketing services, our net product revenues will be lower than if we directly sold and marketed Multiferon® and any revenues received under such arrangements will depend on the skills and efforts of others. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate significant product revenue to support our continuing operations.

Possible side effects from the use of Multiferon® could adversely affect potential revenues and physician/patient acceptability of our product.

Like any medication Multiferon® can have side effects. The most common side effects are: fever, chills, sweats, fatigue, stiffness, joint and muscle pain, headache, loss of appetite and nausea. These acute side effects can usually be relieved by taking acetaminophen and often decrease during the course of treatment.

There can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of Multiferon® which could threaten or limit such product’s usefulness.

Multiferon® may not gain market acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenue.

Market acceptance of Multiferon® will depend on the benefits of Multiferon® in terms of safety, efficacy, convenience, ease of administration and cost effectiveness and our ability to demonstrate these benefits to physicians, payers and patients. Additionally, there can be no assurance that Multiferon® will not have unexpected or unacceptable side effects that limit the usefulness of Multiferon®. We believe that market acceptance also depends on the pricing of Multiferon® and the reimbursement policies of government and third-party payers, as well as the effectiveness of our sales and marketing activities. Physicians may not prescribe Multiferon®, and patients may determine, for any reason, that Multiferon® is not useful to them. The failure of Multiferon® to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

Some of the indications we are targeting represent smaller patient populations with currently unmet medical needs, which may not result in significant revenue.

As we identify new indications for Multiferon®, we tend to focus on urgent unmet medical needs. The market potential for these indications may be small and there can be no assurances that any one or multiple approvals for an indication will result in significant revenue. While competition in these indications may be less than for other indications, there can be no assurances that there will not be competition with better products and technologies and more funding to conduct necessary clinical trials than we are able to provide.

Multiferon® may not be commercially viable if we fail to obtain an adequate level of reimbursement for it by governments, private health coverage insurers and other organizations, our revenues from Multiferon® could be less than anticipated, which could have a negative impact on our ability to achieve profitable operations.

Sales of pharmaceutical products such as Multiferon® largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Without the financial support of the governments or third-party payers, the market opportunity for Multiferon® will be limited. These third-party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products and services. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of Multiferon®. Such studies may require us to dedicate a significant amount of resources including funding. Multiferon® may not be considered cost-effective. Third-party payers may elect not to reimburse for Multiferon®, or enable us or our partners to sell it at profitable price. If third party payers decline or limit reimbursement for Multiferon®, our product revenue would be less than anticipated, which would negatively impact our ability to achieve profitable operations.

If our competitors develop and market products faster than we do or if those products are more effective, safer or less expensive than Multiferon®, our commercial opportunity will be reduced or may not exist and we may be forced to suspend operations.

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. Many of our competitors, including major pharmaceutical companies, have more experience in research, development and clinical testing of bio-pharmaceutical products. We have not yet developed a pharmaceutical product and gained regulatory approvals such that it can be widely marketed in an international competitive environment. Many of our competitors also have greater financial, marketing and human resources capabilities that we do.

Some of our competitors in the alpha interferon markets include Hoffmann-La Roche, Inc. and Schering-Plough Corporation, both of whom have received approvals for their recombinant and sustained-release alpha interferon products. These companies have been researching, developing and marketing their products and have received wide acceptance from the medical community, payers and the patient population for their products. This may make it more difficult for us to introduce our alpha interferon product and penetrate the market, in certain indications, if and when we receive the necessary regulatory approvals.

Despite the receipt of regulatory approvals there can be no assurance that Multiferon® will be accepted as a treatment superior to our competitors.

In addition, technological advances made by our competitors may reduce the market potential for Multiferon®. We may not be able to keep pace with technological advances by others, either because we do not have sufficient resources or because we cannot achieve greater improvements in our technology. If we are unable to compete with our larger, more experienced competitors, we will likely cease operations.

Our competitors may succeed in developing products that are more effective, safer and less expensive than Multiferon® or that render Multiferon® noncompetitive or obsolete. If any of our competitors develop a product that is more effective, safer or more convenient for patients, we may not be able to achieve market acceptance for Multiferon®, which would adversely affect our ability to generate revenue and recover the substantial development costs we have incurred and will continue to incur.

The regulatory approval process for Multiferon® is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize Multiferon®, which could limit our revenue and, ultimately, could require us to cease operations.

All pharmaceutical manufacturers are subject to local, state, federal and foreign rules and regulations, such as those of the United States Food and Drug Administration and the European Union regulatory authorities. In the United States and in many foreign jurisdictions, rigorous pre-clinical testing and clinical trials and an extensive regulatory review process must be successfully completed before a new drug can be sold. We and our collaboration partners must demonstrate to the satisfaction of the applicable regulatory authority that Multiferon® is safe and effective for its intended uses. Multiferon® may not be approved for all of the intended uses that we request, which would limit the uses for which we can promote it and adversely impact our ability to generate revenues. If the approvals we obtain are limited, we may choose to conduct costly, post-marketing follow-up studies to expand the product uses, but those studies may not produce data sufficient to permit approval for an expanded product use. We have only received regulatory approval for Multiferon® in Bulgaria, Chile, Mexico, Sweden, Egypt, Hong Kong, Indonesia, the Philippines and South Africa for certain indications. We have not received regulatory approval for Multiferon® in the United States or in the European Union, other than Sweden. We are in preparations for requesting approval of Multiferon® in other countries in the European Union for the same indication for which it was approved in Sweden, however, there are no assurances it will be approved. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. For instance, we have initiated the process to conduct a Phase III post-marketing clinical trial with Multiferon® on an international basis, which is expected to cost between $16 million to $18 million and take six to eight years to complete. Additionally, these rules and regulations may be different in each jurisdiction that we seek regulatory approval and can involve additional and costly pre-clinical and clinical testing and data review. Despite the time, expense and resources invested by us in the approval process, we may never receive these regulatory approvals for any specific illness or range of illnesses that we are attempting to treat with Multiferon®.

The time required to obtain approval from the appropriate regulatory authority is unpredictable and the type and magnitude of the testing required for regulatory approval varies depending on the regulatory authority, the product and the disease or condition for which it is being developed. Regulatory agencies can delay, limit or deny approval of a product for many reasons, including:

•	our failure to demonstrate to the satisfaction of the regulatory authority that Multiferon® is safe and effective for a particular use;

•	the results of clinical trials may not meet the level of statistical significance required by the regulatory authority for approval;

•	our inability to demonstrate that Multiferon®’s benefits outweigh its risks;

•	our inability to demonstrate that Multiferon® presents an advantage over existing therapies;

•	the regulatory authority’s disagreement with the manner in which we interpret the data from pre-clinical studies and clinical trials;

•	the regulatory authority’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	a change in the approval policies or regulations of the regulatory authority or a change in the laws governing the approval process.

Any delay or failure by us or our collaboration partners to obtain regulatory approvals for Multiferon® would adversely affect our ability to generate revenues from it and could impose significant additional costs on us. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory approval process in others. Identification of side effects or occurrence of manufacturing problems could cause subsequent withdrawal of approval. Our inability to receive and maintain regulatory approvals will limit our revenues and, ultimately, could require us to cease operations.

Multiferon® will remain subject to ongoing regulatory requirements even if it receives marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sale of Multiferon® could be suspended, and fines could be imposed on us.

Even if we receive regulatory approval to market Multiferon®, it will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping. Even if regulatory approval of Multiferon® is granted, the approval may be subject to limitations on the uses for which it may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, which could reduce our revenues, increase our expenses and render the Multiferon® not commercially viable. In addition, as clinical experience with a drug expands after approval because it is typically used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies. Any adverse effects observed after the approval and marketing of a product could result in limitations on the use of or withdrawal of the product from the marketplace. Absence of long-term safety data may also limit the approved uses of Multiferon®, if any. If we fail to comply with the regulatory requirements of the applicable regulatory authority, or previously unknown problems with Multiferon®, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including:

•	restrictions on the product, manufacturer or manufacturing process;

•	warning letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizure or detention;

•	import or export bans or restrictions;

•	voluntary or mandatory product recalls and related publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

If we or our collaboration partners are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we or our collaboration partners may lose marketing approval for Multiferon® when and if any of them are approved, resulting in decreased revenue.

If we and our third-party suppliers do not maintain high standards of manufacturing in accordance with all applicable regulations, our development and commercialization activities could suffer significant interruptions or delays and thus prevent us from realizing revenues and may cause us to significantly curtail or cease operations.

We and our third-party suppliers on which we currently or may in the future rely, must continuously adhere to corresponding regulations. In complying with these regulations, we and our third-party suppliers must expend significant time, money and effort in the areas of design and development, testing, production, validation, inspection, record-keeping and quality control to assure that Multiferon® meets applicable specifications and other regulatory requirements. The failure to comply with these regulations could result in an enforcement action against us, including seizure of product and shutting down of production. Any of these third-party suppliers and we also may be subject to audits by the applicable regulatory authorities. If any of our third-party suppliers or we fail to comply with applicable manufacturing regulations, our ability to develop and commercialize Multiferon® could suffer significant interruptions and prevent us from realizing revenues and may cause us to significantly curtail or cease operations.

Our reliance on foreign third party manufacturers may disrupt operations, which could materially harm our business and financial condition.

We depend and will continue to depend upon third parties for the processing of materials to manufacture Multiferon® and for the filling, labeling and packaging of Multiferon®. Third party manufacturers may encounter difficulties involving production yields, quality control and assurance, shortage of qualified personnel, shortage of capacity, compliance with applicable regulations, production costs, and development of advanced manufacturing techniques and process controls. Also, third party manufacturers may not perform as agreed to or may not remain in the contract manufacturing business for the time required by us to successfully produce and market Multiferon®. Any failure of third party manufacturers to deliver the required quantities of Multiferon® for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers could materially harm our business and financial condition.

Foreign manufacturing could expose us to risks involved with fluctuations in exchange rates of foreign currencies. In addition, reliance on international vendors exposes us to all the risks of dealing with a foreign manufacturing source. These risks include:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, including import and export restrictions;

•	political or economic instability;

•	compliance with foreign laws;

•	transportation delays and interruptions;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	currency exchange risks.

Foreign manufacturing arrangements may also limit our control, and could disrupt our operations, which, in turn, could negatively impact upon your investment in us.

Our operations involve hazardous materials and are subject to environmental, health and safety controls and regulations, which can be expensive to comply with and we may be liable for damages.

As a bio-pharmaceutical company, we are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials. The cost of compliance with environmental, health and safety regulations may be substantial. Our business activities involve the controlled use of hazardous materials and we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and could materially harm our business, financial condition and results of operations.

If third-party contract research organizations and consultants do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct all aspects of clinical trials ourselves. We rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with clinical trials. The failure of any of these vendors to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements, such as good clinical or laboratory practices, or clinical trial protocols, could cause a delay or otherwise adversely affect our clinical trials and ultimately the timely advancement of our development programs. Additionally, competition for consultants and human patients may be intense and we may experience delays in development projects or suspension of studies if we are unable to fund or gain access to consultants or human patients.

We conduct most of our operations in foreign countries and we anticipate marketing Multiferon® in foreign countries, which presents numerous challenges. If we are unable to efficiently manage these challenges, our revenue, cost of operations and ability to attain profitable operations could be materially adversely affected.

There are challenges associated with international marketing activities including language and cultural barriers, variations in compliance procedures in certain countries and/or changes in regulatory requirements where Multiferon® may be marketed, performance of our distribution channels, government’s willingness to promote cheaper versions of competing products, the general population’s inability to afford private care drug products, changes in economic conditions and instability from country to country, changes in a country’s political condition, trade protection measures, tariffs and other trade barriers, including import and export restrictions, and tax issues. Our future revenues, costs of operations and profit results could be materially adversely affected by any or all of these factors. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Our international operations expose us to the risk of fluctuations in currency exchange rates, which could negatively impact our revenues and anticipated sales margins.

We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden, including intercompany accounts that are considered long-term in nature, are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ deficit. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive income and shown in the stockholders’ deficit section of our consolidated balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet dates and any gains or losses are recorded in other expense (income), net.

We also conduct transactions that are denominated in currencies other than the U.S. dollar, British Pound and Swedish Krona. Transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gain or loss results in an adjustment to income.

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in higher expenses and liabilities when translated into U.S. dollars, which would lower or possibly eliminate completely our revenues and anticipated sales margins on product sales.

We do not currently engage in hedging activities with respect to our foreign currency exposure.

If we cannot protect our intellectual property, our ability to develop and commercialize Multiferon® could be severely limited and may cause us to terminate activities on Multiferon® and never realize a return on our investments in Multiferon®.

Our success is dependent in part on our ability to obtain, maintain and enforce our intellectual property rights (owned and licensed) domestically and abroad. The patent position of biotechnology and pharmaceutical companies is highly uncertain, involves complex legal and factual issues and has in recent years been the subject of much litigation. The validity, enforceability and commercial value of these rights, therefore, are highly uncertain.

Fundamentally, a patent is a grant of a right to exclude others from making, using or selling an invention. However, our patents may not protect us against our competitors. The issuance of a patent is not conclusive as to its scope, validity or enforceability. The scope, validity or enforceability of our patents can be challenged in litigation. Such litigation can involve substantial costs and distraction. If the outcome of such litigation is adverse to us, third parties may be able to use our patented inventions and compete directly with us, without payment to us. Third parties may also be able to circumvent our patents by design innovations. We may not receive any additional patents based on the applications currently pending.

Our patents may not contain claims that are sufficiently broad to prevent others from practicing our technologies or developing competing products. Competitors may be able to use technologies in competing products that perform substantially the same function as our technologies but avoid infringing our patent claims. Under such “workaround” circumstances, our patents would be of little commercial value to us.

Patent applications we file may not result in the issuance of a patent. Because patent applications are typically not published for several months after filing, or in some cases, not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors or collaborators can be certain that we or they were the first to make the inventions claimed in patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. Assuming the other requirements for patentability are met, in the United States, the first to invent is entitled to the patent, and outside of the United States, the first to file is entitled to the patent.

Intellectual property rights are fundamentally territorial in nature, and depend on the differing laws of separate nations and entities. Accordingly, we may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. The actual protection we receive from a foreign patent may vary from one country to another. Thus, any patents that we own or license from third parties may not provide commercially meaningful protection from competition.

We rely on maintaining as trade secrets our competitively sensitive know-how and other information. Intentional or unintentional disclosure of this information could impair our competitive position.

As to many technical aspects of our business, we have concluded that competitively sensitive information is either not patentable or that for competitive reasons it is not commercially advantageous to seek patent protection. In these circumstances, we seek to protect this know-how and other proprietary information by maintaining it in confidence as a trade secret. To maintain the confidentiality of our trade secrets, we generally enter into confidentiality agreements with our employees, consultants, collaborators, contract manufacturers and advisors upon commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. We may not obtain these agreements in all circumstances, and the agreements we have may be breached. We may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators, contract manufacturers or advisors have previous employment or consulting relationships. To the extent that our employees, consultants, collaborators, contract manufacturers or advisors use trade secrets or know-how owned by others in their work for us, disputes may arise as to the ownership of relative inventions. Also, others may independently develop substantially equivalent trade secrets, processes and know-how, and competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business. The disclosure of our trade secrets could impair our competitive position. Adequate remedies may not exist in the event of unauthorized use or disclosure or our confidential information.

If third parties successfully assert that we have infringed their patents and proprietary rights, or successfully challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and which could delay or prevent the development or commercialization of Multiferon® and may cause us to seek a license to continue to develop or commercialize Multiferon®, which could have a material adverse affect on our business.

Our ability to commercialize Multiferon® depends on our ability to develop, manufacture, market and sell Multiferon® without infringing the proprietary rights of third parties. In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing, marketing and selling of Multiferon® if it utilizes such technologies. There may be patents held by others of which we are unaware that contain claims that our product infringes. In addition, given the complexities and uncertainties of patent law, there may be patents of which we know that we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believe them to be. For instance, United States and foreign patents have been issued to others for genetically engineered and human-derived interferons. While we are not currently aware of any patent issues, this does not preclude a third party from filing a claim against us. In the event a third party claims that we infringe its patents, any of the following may occur:

•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

Additionally, licenses may not be exclusive in which case our competitors might gain access to the same technology as to that which was licensed to us. If we failed to obtain a required license or were unable to alter the design of our product to make the licenses unnecessary, we might be unable to commercialize our product, which could significantly affect our ability to grow our commercial business.

Many of our employees, consultants, contractors and others may use the trade secret information of others in their work for us or they may disclose our trade secret information to others. Either of these events could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties.

If any of these events occurs, our business will suffer.

We may incur substantial costs as a result of litigation or other proceedings relating to patent or other intellectual property rights.

There has been substantial litigation and other proceedings regarding patent and intellectual property rights in the bio-pharmaceutical industry. We may be forced to defend claims of infringement brought by our competitors and others, and we may institute litigation against others who we believe are infringing our intellectual property rights. In the future, we expect our license agreements may include certain provisions that could require us to defend claims against our licensed patents and could subject us to significant legal expenses in defense and enforcement activities. The outcome of intellectual property litigation is subject to substantial uncertainties and may, for example, turn on the interpretation of claim language by the court, which may not be to our advantage, or on the testimony of experts as to technical facts upon which experts may reasonably disagree. Our involvement in intellectual property litigation could result in a significant expense to us. Some of our competitors have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from commercializing products. We, on the other hand, are a relatively small company with comparatively few resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention, quickly consume our financial resources or require us to disclose confidential information. In addition, if third parties file patent applications or issue patents claiming technology that is also claimed by us in pending applications, we may be required to participate in interference proceedings with the applicable regulatory authority, including oppositions, to determine priority of invention or patentability. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings.

Licenses to third parties may not result in revenue to us and exclusive licenses will preclude us from seeking alternative revenue streams.

One of our business strategies is to license Multiferon® to third parties. They, in turn, will use this license to produce and/or market Multiferon®. We cannot guarantee that these third parties will be able to successfully produce or market Multiferon® or that we will receive revenue from their efforts. To the extent that we grant exclusive licenses to third parties, we may be precluded from granting other parties the opportunity to conduct successful marketing activities.

Our copyrightable and trademark works are assets that must be protected. If we are unable to protect these assets, our competitive position could be weakened.

Copyright law in the U.S. protects those original works of authorship fixed in a tangible medium of expression. While our intellectual property largely resides in our portfolio of patents, trademarks, and trade secrets, our works of authorship embody certain rights and may deserve protection. To the extent we create written works such as brochures, web sites, or trade show presentations, we are publishing works of authorship that may well be presented to competitors. While copyright protection subsists in such works once they are fixed (e.g., on paper or in electronic format), the added layer of protection that comes from registration is important. Without registration of a work at the appropriate territorial copyright office, it may be difficult, if not impossible, to initiate actions against alleged infringement.

We may be exposed to product liability claims, and our product liability insurance may not be sufficient to cover all claims or continue to be available to us.

We are exposed to the risk of product liability claims. We may be subject to claims against us even if the injury is due to the actions of others. For example, if the medical personnel that use our product on patients are not properly trained or are negligent in the use of our product, the patient may be injured through the use of our product, which may subject us to claims. The use of our product in clinical trials could also expose us to product liability claims. Persons who claim to be injured from use of our product, may file claims for personal injuries or other damages against us. Directives in the European Union, for example, provide for strict liability and permit compensation claims to be made within a ten year period from when the product is placed on the market, and three years from the event giving rise to the claim, thereby creating a 13 year period within which compensation claims could be asserted. Regulations in other countries and regions may differ and may expose us to incremental risks of liability. We maintain product liability insurance in the amount of $10 million.

Generally, our clinical trials, including our melanoma trials, are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products.

We cannot predict all of the possible harms or side effects that may result form the use of our product to cover all liabilities or defense costs we might incur. We cannot be sure that our insurance coverage will be adequate to insulate us from liabilities that may result from the use of our product. Also, in the future this type of insurance may not be available, or we may not be able to afford this form of insurance. A product liability claim or series of claims brought against us could give rise to substantial liability that could exceed our resources. Even if claims are not successful, the costs of defending such claims and potential adverse publicity could be harmful to our business.

Our reliance on third party suppliers to supply our raw materials may disrupt operations and our ability to develop and commercialize Multiferon®.

We currently rely, and we expect to rely on third-party suppliers to supply our raw materials to produce Multiferon®. All of these suppliers are outside of the United States. Reliance on third-party suppliers exposes us to risks. These risks include:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers, including import and export restrictions;

•	political or economic instability;

•	compliance with foreign laws;

•	possible breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly and inconvenient for us;

•	transportation delays and interruptions;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third party;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	currency exchange risks.

Foreign supply arrangements may also limit our control, and could disrupt our operations, which, in turn, could negatively impact upon your investment in us. Our dependence upon others for the raw materials to produce Multiferon® may adversely affect our business and our ability to commercialize the product.

The production of Multiferon® is highly dependent on the availability of human leukocytes, and any interruption in supply could adversely affect our ability to manufacture Multiferon®.

We are dependent upon third party blood collection agencies to supply human leukocytes as a key raw material in the manufacture of Multiferon®. We currently maintain supply agreements, including, through our Swedish subsidiary, with the German Red Cross. The failure to maintain such agreements or obtain new ones could have a material adverse affect on us.

If we are unable to obtain the necessary leukocytes, we may be required to scale back our operations or stop manufacturing Multiferon®. The costs and availability of leukocytes are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and governmental regulations that may limit or prevent their availability.

If we lose the services of our key management or scientific personnel, scientific collaborators or other advisors, our business and ability to attain profitable operations would suffer.

The success of our business is highly dependent on our management as well as our senior manufacturing and scientific personnel. We also rely on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. In addition, we require skilled personnel in areas such as business and clinical development. We do not maintain key-person life insurance on any of our officers, employees or consultants. In addition, although we have employment agreements with key members of management, each of our employees, subject to applicable notice requirements, may terminate his or her employment at any time. The pool of individuals with relevant experience in bio-technology is limited, and retaining and training personnel with the skills necessary to operate our business effectively is challenging, costly and time-consuming. If we lose the services of any key personnel, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to our Common Stock

We are engaged in the bio-pharmaceutical industry; as a result, the market for our shares of common stock may be subject to extreme volatility.

The market for securities of bio-pharmaceutical companies, including ours, has historically been more volatile than the market for stocks in general. As a result, the price and volume of our shares may be subject to wide fluctuations in response to factors, some of which are beyond our control, including, without limitation:

•	quarter-to-quarter variations in our operating results;

•	our announcement of material events;

•	price fluctuations in sympathy to others engaged in our industry; and

•	the effects of media coverage of our business.

Price and volume volatility may prevent you from selling your shares of our common stock when you desire to do so, and the inability to sell your shares in a rapidly declining market may substantially increase your risk of loss. Our shares have traded between a high of $0.48 and a low of $0.07 since July 1, 2004. The daily trading volume of our shares since July 1, 2004 has been volatile ranging from no shares traded and approximately 766,000 shares in a single day.

We do not expect to pay dividends on our common stock in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock any time in the foreseeable future. Provisions of our preferred stock also provide for the preferential payment of dividends on the preferred stock prior to the payment of any dividend on our common stock. Additionally, any future payment of dividends will directly depend upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. For the foreseeable future, we will use earnings from operations, if any, to finance our growth, and we will not pay dividends to our common stockholders.

As a Delaware corporation, we may not declare and pay dividends on our capital if the amount paid exceeds an amount equal to the surplus which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. Also, under applicable Delaware case law, dividends may not be paid on our Series C cumulative preferred stock and Series D cumulative preferred stock, if we become insolvent or the payment of dividend will render us insolvent. In addition, to the extent we pay dividends and we are deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends. You should not rely on an investment in our common stock if you require dividend income. The only return on your investment in our common stock, if any, would most likely come from any appreciation of our common stock.

We may not have sufficient surplus to redeem our Series C cumulative preferred stock or Series D cumulative preferred stock. Additionally, we may not have sufficient surplus or net profits to be able to pay dividends on such preferred stock.

As a Delaware corporation, we may not declare and pay dividends on our outstanding Series C cumulative preferred stock and Series D cumulative preferred stock if the amount paid exceeds an amount equal to the surplus which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. Additionally, under applicable Delaware case law, dividends may not be paid on our Series C cumulative preferred stock and Series D cumulative preferred stock, if we become insolvent or the payment of dividend will render us insolvent. In addition, to the extent we pay dividends and we are deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends.

Our ability to redeem our Series C cumulative preferred stock and Series D cumulative preferred stock will generally depend on the amount of surplus that we possess. We may redeem shares of our outstanding preferred stock by applying some or all of the capital represented by the shares being redeemed to the redemption as long as our assets remaining after such reduction is sufficient to pay our debts for which payment has not otherwise been provided.

We could use preferred stock to fund operations or resist takeovers, and the issuance of preferred stock may cause additional dilution.

Our certificate of incorporation authorizes the issuance of up to 2.5 million shares of preferred stock. None was issued and outstanding as of June 30, 2006. Subsequent to June 30, 2006 we issued 18,000 shares of Series C cumulative preferred stock and 3,154 shares of Series D cumulative preferred stock. Our certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

•	dividend and liquidation preferences;

•	voting rights;

•	conversion privileges;

•	redemption terms; and

•	other privileges and rights of the shares of each authorized series.

The issuance of large blocks of preferred stock could possibly have a dilutive effect to our existing stockholders. It can also negatively impact our existing stockholders’ liquidation preferences. In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to friendly third parties to preserve control by present management. This could occur if we become subject to a hostile takeover that could ultimately benefit us and our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

In November 1996, Viragen entered into a ten year lease commencing April 1997 for a 14,800 square foot facility located at 865 SW 78th Avenue, Suite 100, Plantation, Florida 33324. We maintain shared administrative offices with Viragen at this location. The lease contains an option for up to two additional five-year terms. If Viragen is unable to reduce the amount of square footage at this location, they plan to seek a new location for occupancy, with less square footage, upon expiration of this lease. The amount of rent expense allocated to us by Viragen was approximately $166,000, $164,000 and $164,000 for fiscal 2006, 2005 and 2004, respectively.

In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $35,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006 and we intend to extend the lease for an additional five years. In March 2002 and September 2003, we entered into sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $9,000.

Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umeå, Sweden under two separate leases. One of the leases representing approximately 21,000 square feet was recently renewed through March 2009 at a total lease cost of approximately $28,000 per month. The initial stages of the manufacture of Multiferon® are conducted in this facility. The other lease representing approximately 4,500 square feet of office space at a total lease cost of approximately $6,000 per month will expire in December 2006 and will not be renewed. In June 2005, we initiated final modifications at this facility in order to upgrade specific equipment used in the Multiferon® manufacturing process. These modifications have been presented to and agreed upon with the medical products agency in Sweden. We do not expect any significant delays or interruptions to operations as a result of these modifications.

ViraNative also owns a 21,500 square foot building in Umeå, Sweden, which contains a portion of our Multiferon® production. This building was purchased prior to our acquisition of ViraNative to provide expanded production capacity and is intended to potentially house all of ViraNative’s research, production and administrative facilities. This facility carries a 25 year mortgage held by a Swedish bank with an outstanding balance of approximately $637,000.

We believe our properties are in good condition, well maintained and generally suitable and adequate to carry on our business. We also believe that we maintain sufficient insurance coverage on all of our real and personal property.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of our fiscal year ended June 30, 2006 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Viragen International, Inc.’s common stock trades on the over-the-counter Bulletin Board, under the symbol “VGNI.” The following table sets forth the high and low quotations for our common stock for the periods indicated.

	High	Low
2005-2006 Period
Fourth Quarter ended June 30, 2006	$0.21	$0.12
Third Quarter ended March 31, 2006	0.23	0.10
Second Quarter ended December 31, 2005	0.48	0.07
First Quarter ended September 30, 2005	0.15	0.08

2004-2005 Period
Fourth Quarter ended June 30, 2005	$0.15	$0.11
Third Quarter ended March 31, 2005	0.25	0.12
Second Quarter ended December 31, 2004	0.28	0.15
First Quarter ended September 30, 2004	0.22	0.18

The above quotations reflect prices between dealers and do not include retail mark-ups, markdowns or commissions and do not represent actual transactions.

As of September 22, 2006, we had approximately 140 stockholders of record. On September 22, 2006, the closing price of our common stock was $0.10 per share.

We have never paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because:

•	provisions of our Series C and D cumulative preferred stock provide for the preferential payment of dividends on the preferred stock prior to the payment of any dividend on our common stock;

•	applicable provisions of Delaware law described below limit our ability to pay dividends if we do not have net income;

•	we have experienced losses since inception;

•	we have significant capital requirements in the future; and

•	we presently intend to retain earnings, if any, to finance the expansion of our business.

Future dividend policy will depend on:

•	our earnings, if any;

•	applicable provisions of Delaware law described below governing the payment of dividends;

•	capital requirements;

•	expansion plans;

•	legal or contractual limitations;

•	financial condition; and

•	other relevant factors.

The payment of dividends will also depend on our ability to declare dividends under Delaware law. Dividends may be paid only out of “surplus,” as that term is defined in the Delaware General Corporation Law, or, in the event there is no surplus, out of the net profits of the corporation for the fiscal year in which the dividend is declared and/or the immediately preceding fiscal year. Dividends may not be paid, however, out of net profits of the corporation if the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets is impaired.

Our ability to redeem our Series C cumulative preferred stock and Series D cumulative preferred stock will generally depend on the amount of surplus that we possess. We may redeem shares of our outstanding preferred stock by applying some or all of the capital represented by the shares being redeemed to the redemption as long as our assets remaining after such reduction is sufficient to pay our debts for which payment has not otherwise been provided.

Information relating to our equity compensation plans is contained in Item 12. below.

Item 6. Selected Financial Data

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below of Viragen International for the fiscal years ended June 30, 2006, 2005 and 2004 and the consolidated balance sheet data as of June 30, 2006 and 2005 have been derived from Viragen International’s audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended June 30, 2003 and 2002 and the consolidated balance sheet data as of June 30, 2004, 2003 and 2002 have been derived from Viragen International’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2006	2005	2004	2003	2002
STATEMENTS OF OPERATIONS DATA

Product sales	$391,213	$278,784	$266,137	$630,785	$1,275,264
Other (expense) income, net	(547,675)	891,266	329,456	239,306	206,506
Net loss (a)	(8,515,681)	(15,644,189)	(7,076,051)	(5,164,944)	(5,591,241)
Basic and diluted net loss per common share	(0.12)	(0.22)	(0.10)	(0.11)	(0.14)
Weighted average common shares outstanding	73,669,320	72,740,857	68,113,764	48,772,154	40,978,950

	At June 30,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA

Working capital	$1,342,525	$2,257,967	$2,428,910	$956,890	$171,615
Total assets	12,719,220	14,273,221	23,325,244	21,075,160	19,153,379
Long-term debt, less current portion	627,265	598,104	1,072,087	1,124,335	1,023,948
Advances from parent	26,672,371	20,320,367	12,623,782	3,680,530	4,749,982
Stockholders’ (deficit) equity	(16,199,812)	(8,262,692)	6,899,865	12,767,410	9,551,471

(a)	Net loss for our fiscal year ended June 30, 2005 includes a goodwill impairment charge of approximately $6.9 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically in Item 1A of this annual report on Form 10-K. In addition, the following discussion of our results of operations and financial condition should be read together with our consolidated financial statements and the notes to those statements, which are included elsewhere in this report.

Overview

We are a bio-pharmaceutical company engaged in the research, development, manufacture and commercialization of Multiferon® (multi-subtype, human alpha interferon), which is uniquely positioned in valuable niche indications, such as high-risk malignant melanoma, other niche cancer indications and selected infectious diseases. We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX symbol “VRA”). Viragen currently owns approximately 77.0% of our outstanding common stock. We operate from three locations: Plantation, Florida, which contains our administrative offices and support; Viragen (Scotland) Ltd., located outside Edinburgh, Scotland, which conducts our research and development activities; and ViraNative, located in Umeå, Sweden, which houses our human alpha interferon manufacturing facilities.

We believe that Multiferon® represents an opportunity to address the market of later stage (Stage IIb-III) malignant melanoma patients who have, to date, few alternative treatments from which to choose. Our biggest challenge is successfully funding the programs necessary to achieve the scientific milestones, including costly clinical trials which may or may not demonstrate the hoped for safety and efficacy levels, and regulatory approvals necessary to commercialize our products to a level that will support our operations. We continue to focus our efforts and limited resources on those projects we believe most likely to produce revenue in the near term. To-date we have relied primarily on Viragen to provide the necessary funding.

Multiferon® is human alpha interferon product derived from human white blood cells. Multiferon® is currently approved in nine countries for the second-line treatment of a broad range of infectious diseases and cancers. While we believe the worldwide market for interferon alpha in 2005 was approximately $3 billion, our sales have been relatively insignificant. In February 2006, Multiferon® was approved in Sweden for the first-line treatment of high-risk malignant melanoma following treatment with dacarbazine after surgical removal of tumors. Our plans are to increase sales of this product throughout the European Union through the European Union’s mutual recognition procedures.

Our ultimate success is dependent upon achieving commercially viable levels of revenue, in an extremely competitive environment, from one or more of the above projects.

Upon receipt of approval from the Swedish Medical Products Agency for the pre-filled syringe presentation of Multiferon® for the first line adjuvant treatment of high-risk (Stages IIb-III) malignant melanoma following dacarbazine after surgical removal of tumors, we expect to work with the Swedish authorities and external regulatory consultants to apply for broad European registration for Multiferon® for this indication using the mutual recognition procedure. We cannot assure you of the success of our commercialization efforts or that Multiferon® will be approved by countries in the European Union.

Competition in the pharmaceutical and biotechnology industries is intense and is expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. Many of our competitors, including major pharmaceutical companies, have more experience in research, development and clinical testing of bio-pharmaceutical products. We have not yet developed a pharmaceutical product and gained regulatory approvals such that it can be widely marketed in an international competitive environment. Many of our competitors also have greater financial, marketing and human resources capabilities that we do.

Since our organization, we have incurred operating losses. Our operating losses were approximately $8.5 million, $15.6 million and $7.1 million for our fiscal years ended June 30, 2006, 2005 and 2004. At June 30, 2006, we had cash on hand of approximately $321,000, working capital of approximately $1.3 million, an accumulated deficit since organization of approximately $67.2 million and a stockholders’ deficit of approximately $16.2 million. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for our fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We will require substantial future capital in order to continue to complete research, development and commercialization of Multiferon®, to meet our debt service obligations, to fund other operating expenses and to otherwise execute our business plan. Historically, Viragen has provided us with the working capital necessary to fund our operations, however, we understand that Viragen is experiencing cash flow difficulties. While we believe Viragen has sufficient capital on hand to fund their operations through at least September 2006, Viragen will require substantial additional funding to support its and our operations subsequent to September 2006. We believe the net proceeds of Viragen’s proposed secondary offering, if completed as currently contemplated and Viragen raises the level of proceeds anticipated, will be sufficient to fund Viragen’s and our operations through our fiscal year ending June 30, 2007. In the event that Viragen’s proposed secondary offering is not successful and if Viragen or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

Our future capital requirements will depend on many factors including:

•	revenue generated from licensing Multiferon®;

•	revenue generated from the sale of Multiferon®;

•	our ability to conduct future financings;

•	our ability to service our convertible debt and preferred stock;

•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.

Based on our operating plans, for the fiscal year ending June 30, 2007, we anticipate that we will need approximately $6.0 million for operating activities, $500,000 for investing activities and $3.0 million to redeem our outstanding Series C and Series D cumulative preferred stock and service our current debt obligations.

Recent Developments

We have experienced significant losses and a negative cash flow from operating activities since inception. In July 2006, Viragen filed a registration statement to register 67 million units (not including 10.05 million units to cover underwriters’ over-allotment option if exercised), with each unit consisting of one share of Viragen common stock and one warrant to purchase one share of Viragen common stock. We believe that the net proceeds from Viragen’s proposed secondary offering, if completed as currently contemplated and Viragen raises the level of proceeds anticipated, will be sufficient to fund Viragen’s and our operations through our fiscal year ending June 30, 2007. In the event that Viragen’s proposed secondary offering is not completed as contemplated or Viragen raises fewer net proceeds than anticipated, and if Viragen or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all.

In August 2006, we completed a private placement of 3,154 shares of our Series D 24% cumulative preferred stock. We received net proceeds of approximately $284,000 in connection with this transaction.

In July 2006, we completed a private placement of 18,000 units with each unit consisting of one share of our Series C 24% cumulative preferred stock and 200 shares of our common stock. Accordingly, 18,000 shares of our Series C cumulative preferred stock and 3,600,000 shares of our common stock were issued. We received net proceeds of approximately $1.6 million in connection with this transaction.

Liquidity and Capital Resources

At June 30, 2006, we had cash on-hand of approximately $321,000, working capital of approximately $1.3 million, an accumulated deficit since organization of approximately $67.2 million and a stockholders’ deficit of approximately $16.2 million. While, subsequent to June 30, 2006, we received net proceeds of approximately $1.9 million from the sale of our preferred stock and common stock, we continue to experience operating losses and cash flow difficulties. We believe that this additional funding will provide sufficient cash to support operations through at least September 2006. However, we will require substantial additional funding to support our operations subsequent to September 2006.

We are currently dependent upon advances by Viragen, and to a lesser extent, revenue generated from the sale of our human alpha interferon product, to fund our operations. Our operating losses and working capital requirements continue to adversely affect cash flow. We will require substantial future capital in order to continue to complete research, development and commercialization of Multiferon®, to meet our debt service obligations, to fund other operating expenses and to otherwise execute our business plan. Historically, Viragen has provided us with the working capital necessary to fund operations. We believe the net proceeds from Viragen’s proposed secondary offering, if completed as currently contemplated and Viragen raises the level of proceeds anticipated, will be sufficient to fund Viragen’s and our operations through our fiscal year ending June 30, 2007. In the event that Viragen’s proposed secondary offering is not completed as currently contemplated or if Viragen raises fewer net proceeds than anticipated and if Viragen or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

During our fiscal year ended June 30, 2006, our funding consisted of advances from Viragen totaling approximately $6.30 million and revenue generated from the sale of Multiferon® totaling approximately $391,000. Cash used to fund operations during the fiscal year ended June 30, 2006 totaled approximately $6.05 million. In addition, we made capital investments of approximately $530,000, primarily for equipment and renovations at our Swedish subsidiary as well as research and development equipment at our Scottish subsidiary. The equipment purchases and renovations at our Swedish subsidiary were necessary to replace or modernize certain portions of our production and administrative facilities. During our fiscal year ended June 30, 2006, we also used approximately $75,000 of the funding from Viragen to repay a portion of our long term debt.

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

Due to our financial condition, the report of our independent registered public accounting firm on our June 30, 2006 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Our future capital requirements are dependent upon many factors, including:

•	revenue generated from licensing Multiferon®;

•	revenue generated from the sale of Multiferon®;

•	our ability to conduct future financings;

•	our ability to service our convertible debt and preferred stock;

•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.

Based on our operating plans, for the fiscal year ending June 30, 2007, we anticipate the need of approximately $6.0 million for operating activities, $500,000 for investing activities and $3.0 million to redeem our outstanding Series C and Series D cumulative preferred stock and service our existing debt obligations other than with our parent, Viragen.

Series C 24% Cumulative Preferred Stock

In July 2006, we completed a private placement of 18,000 units with each unit consisting of one share of our Series C 24% cumulative preferred stock and 200 shares of Viragen International common stock. Accordingly, 18,000 shares of our Series C cumulative preferred stock and 3,600,000 shares of our common stock were issued. We received net proceeds of approximately $1.6 million in connection with this transaction, after payment of a placement agent fee of $144,000 and a non-accountable expense allowance of $36,000 paid to the placement agent. In addition, the placement agent received an aggregate of 396,000 shares of our common stock, which represented 22 shares of our common stock for each share of Series C cumulative preferred stock sold.

Each share of Series C cumulative preferred stock, par value $0.01 per share, has a stated value of $100. The holders of the Series C cumulative preferred stock are entitled to receive preferential dividends in cash out of any funds of Viragen International before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Viragen International common stock, or other class of stock to be authorized, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing July 14, 2007 and annually thereafter in cash or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by Viragen or us with gross proceeds equal to or greater than $5 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.

Each holder of the Series C cumulative preferred stock may require us to redeem all or a portion of such holder’s Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007 and to each July 14 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next July 14 despite redemption prior to that date), upon the closing of any subsequent financing by Viragen or us with gross proceeds equal to or greater than $5 million. At the time of any such financing by Viragen or us, we have the right to redeem all, but not less than all, of the Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007 and to each July 14 thereafter (i.e. if such redemption occurs, dividends will be accrued and payable through the next July 14 despite redemption prior to that date).

We are obligated to file a registration statement for the resale of the shares of our common stock issued in the offering for the benefit of the holders of the common stock by October 15, 2006, and to cause the registration statement to be declared effective within 90 days of the filing date. We are obligated to pay investors liquidated damages in cash equal to 1.5% of the stated value of the preferred shares for each 30 days or part thereof for any failure to timely file or obtain an effective registration statement.

Series D 24% Cumulative Preferred Stock

In August 2006, we completed a private placement of $315,400 consisting of 3,154 shares of Series D 24% Cumulative Preferred Stock. We received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense allowance of approximately $6,000 paid to the placement agent.

Each share of Series D cumulative preferred stock, par value $0.01 per share, has a stated value of $100. The holders of the Series D cumulative preferred stock are entitled, subject to the terms of our Certificate to Set Forth Designations, Preferences and Rights with respect to our Series C 24% Cumulative Preferred Stock, to receive a cumulative dividend of 24% per annum on the stated value. The dividend is payable in cash at the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter on each August 18th or (b) upon redemption following the closing of any subsequent financing by Viragen or us, with gross proceeds equal to or greater than $7 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.

Subject to the priority of the Series C cumulative preferred stock and restrictions contained in the Certificate to Set Forth Designations, Preferences and Rights of Series C cumulative preferred stock, the Series D cumulative preferred stock is redeemable by us or the holder of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen or us. The holder of the Series D cumulative preferred stock may require us to redeem all or a portion of such holder’s Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18 despite redemption prior to that date). At the time of any such financing by Viragen or us, we have the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18, despite redemption prior to that date).

Viragen’s Follow-On Registered Offering of Units

Viragen has filed a registration statement with the Securities and Exchange Commission relating to a proposed underwritten offering of up to 67 million units consisting of one share of Viragen’s common stock and one Viragen common stock purchase warrant (not including up to an additional 10.05 million units that may be issued by Viragen upon exercise of the underwriters’ over-allotment option). If Viragen’s proposed secondary offering is completed and depending upon the proceeds available from the offering, Viragen intends to provide us with funding to allow us, if permitted under applicable law, to redeem our Series C cumulative preferred stock and Series D cumulative preferred stock, including payment of dividends accrued thereon,. Viragen has also agreed to provide us with the working capital necessary to fund our operations. We believe the net proceeds of Viragen’s proposed secondary offering, if completed as currently contemplated and Viragen raises the level of proceeds anticipated, will be sufficient to fund our operations through our fiscal year ending June 30, 2007.

Line of Credit

Our Swedish subsidiary maintained an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. The maximum borrowing capacity on this overdraft facility was approximately $767,000 at June 30, 2005, but there was no outstanding balance at June 30, 2005. Borrowings outstanding under this overdraft facility were at a floating rate of interest, which was approximately 5.25% at June 30, 2005. The overdraft facility expired at the end of February 2006 and there was no outstanding balance at June 30, 2006. This overdraft facility was secured by certain assets of ViraNative including inventories and accounts receivable.

Contractual Obligations

Our significant contractual obligations for the next five years and thereafter as of June 30, 2006 are as follows:

Contractual obligations	Total	Payments due by period
		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt (1)	$698,000	$69,000	$98,000	$71,000	$460,000
Operating leases (2)	3,249,000	826,000	1,456,000	858,000	109,000

Total contractual obligations	$3,947,000	$895,000	$1,554,000	$929,000	$569,000

(1)	Long-term debt consists of a mortgage loan with a Swedish bank and equipment financing agreements in Scotland.
(2)	Operating leases consist of facility and equipment lease agreements.

Results of Operations

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

Product Sales

For our fiscal year ended June 30, 2006, product sales totaled approximately $391,000 compared to approximately $279,000 for our fiscal year ended June 30, 2005. This increase in product sales was attributed to an increase in sales of Multiferon® in Sweden and South Africa.

We have entered into several agreements for the distribution of Multiferon® in various countries. To date, we have recognized minimal revenue from these agreements. The majority of these agreements require that the distributor obtain the necessary regulatory approvals, which, in some cases, have not yet been obtained. Regulatory approval is a mandatory step in the marketing of a drug, but it is by no means the final challenge in marketing a bio-pharmaceutical product. In most countries, product pricing and reimbursement authorization must also be approved before a drug product can be marketed.

There are challenges associated with international marketing activities including language and cultural barriers, variations in compliance procedures in certain countries and/or changes in regulatory requirements where our products may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products, the general population’s inability to afford private care drug products, changes in economic conditions and instability from country to country, changes in a country’s political condition, trade protection measures, tariffs and other trade barriers, including import and export restrictions, and tax issues. Our future revenues, costs of operations and profit results could be materially adversely affected by any or all of these factors. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales

Cost of sales totaled approximately $2.43 million for the fiscal year ended June 30, 2006 compared to approximately $2.61 million for the fiscal year ended June 30, 2005. This decrease in cost of sales was primarily attributed to decreased excess/idle capacity as a result of cost cutting measures while production levels were at a minimum. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For the fiscal years ended June 30, 2006 and 2005, excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

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

During our fiscal year ended June 30, 2005, we recorded write-downs of our finished product inventory aggregating approximately $720,000. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, a write-down of the value of this inventory was deemed necessary.

The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record additional inventory write-downs, which would have an adverse impact on our results of operations.

Research and Development Costs

Research and development costs include scientific salaries and support fees, product used for clinical trials, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for our fiscal year ended June 30, 2006 totaled approximately $1.65 million, an increase of approximately $30,000 when compared to the prior year. During our fiscal year ended June 30, 2006, we experienced a decrease in personnel-related costs of approximately $70,000 and a decrease in product costs for clinical trials of approximately $107,000. However, during our fiscal year ended June 30, 2005 we recorded the reversal of a long-standing trade liability of approximately $182,000, which reduced overall research and development costs for that year.

We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of Multiferon®. We anticipate research and development costs to increase over the next 12 months, particularly in the area of regulatory-related consulting fees and clinical trial costs. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to generate licensing and sales revenue and to raise significant additional funding necessary to conduct and complete these trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For our fiscal year ended June 30, 2006, selling, general and administrative expenses totaled approximately $3.93 million, a decrease of approximately $784,000 when compared to the prior year. For our fiscal year ended June 30, 2006, selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $1.18 million compared to approximately $1.40 million for our fiscal year ended June 30, 2005. The decreased allocation is primarily due to less personnel-related costs and professional services fees incurred by Viragen on our behalf. Also contributing to the decrease in selling, general and administrative expenses were a decrease in consulting fees of approximately $55,000, a decrease in legal fees of approximately $345,000 and a decrease in accounting fees of approximately $128,000.

Our successful commercialization of Multiferon® will require additional marketing and promotional activities and planned clinical trials, which are dependent upon our ability to raise significant additional funding, or our ability to generate sufficient cash flow from operating activities.

If we are unsuccessful in obtaining a licensing agreement related to the marketing of Multiferon® that provides for third-party marketing support, we anticipate that selling related expenses will increase over the next twelve months. This increase is expected due to the planned expansion of our Multiferon® sales and marketing efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For our fiscal year ended June 30, 2006, amortization of intangible assets totaled approximately $157,000, compared to approximately $169,000 for our fiscal year ended June 30, 2005. The period over period decrease was due to the strengthening of the U.S. dollar against the Swedish Krona.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish and Scottish subsidiaries. These debt facilities had interest rates ranging from 5.25% to 7.92% at June 30, 2006 and an interest rate of 5.25% at June 30, 2005. Interest expense on these debt facilities for our fiscal year ended June 30, 2006 totaled approximately $42,000, compared to approximately $85,000, for our fiscal year ended June 30, 2004. This decrease was due to the repayment in September 2004 of one of our loans in Sweden and a reduction in the interest rate and average outstanding balance on our line of credit in Sweden. Our line of credit in Sweden expired at the end of February 2006 at which time outstanding borrowings were paid in full.

Other Expense (Income), Net

The primary components of other expense, net are transaction and remeasurement gains or losses on foreign currency exchange, gains or losses on the disposal of property and equipment, administrative fees charged to Viragen and sub-lease income on certain office space in our facility in Scotland and interest earned on cash and cash equivalents.

For our fiscal year ended June 30, 2006, other expense, net, was approximately $548,000 compared to other income, net of approximately $891,000 for our fiscal year ended June 30, 2005.

During the fourth quarter of our fiscal year ended June 30, 2006, and as a result of our efforts to reduce our operating expenses by decreasing the amount of lease space utilized by our operations, we recorded a write-off of approximately $930,000 related to certain leasehold improvements and equipment located at our facility in Scotland.

During our fiscal year ended June 30 2005, Viragen (Scotland) began charging an administrative fee to Viragen based on a percentage of operational expenses charged to Viragen for research and development and administration performed on their behalf. For our fiscal year ended June 30, 2006, this amount totaled approximately $221,000 compared to approximately $121,000 for our fiscal year ended June 30, 2005. This increase was primarily due to an increase in research and development performed on Viragen’s behalf.

During our fiscal year ended June 30, 2005 we recorded a $596,000 gain on the remeasurement of a liability to Viragen by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen (Scotland) has been gradually settling the liability by charging Viragen, Inc. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling has been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on the statements of operations would not have been material and there would have been no effect on stockholders’ equity as such currency gains are reclassifications from accumulated other comprehensive income.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the fiscal years ended June 30, 2006 and 2005, our income tax benefits totaled approximately $44,000. Income tax benefits for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under SFAS No. 109, Accounting for Income Taxes, our balance sheet reflects a deferred income tax liability of approximately $413,000 as of June 30, 2006, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2006, we had net operating loss carry-forwards of approximately $8.7 million for U.S. federal income tax purposes expiring between 2007 and 2026. Approximately $1.1 million of this amount will expire by the year 2012. These losses may be used to offset taxable income, if any, during those periods. At June 30, 2006, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $27.3 million and $19.2 million, respectively. The net operating losses at Viragen (Scotland) and ViraNative do not expire.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

Product Sales

For our fiscal year ended June 30, 2005, product sales totaled approximately $279,000 compared to approximately $266,000 for our fiscal year ended June 30, 2004. This five percent increase in product sales of approximately $13,000 was attributed to an increase in sales of Multiferon® in Sweden and South Africa, which was partially offset by decreases in Indonesia and Mexico. Of the $279,000 in total product sales in our fiscal year ended June 30, 2005, approximately 70% occurred in the last two fiscal quarters.

Cost of Sales

Cost of sales, which includes excess/idle production costs, totaled approximately $2.61 million for our fiscal year ended June 30, 2005 compared to approximately $2.05 million for our fiscal year ended June 30, 2004. The increase in cost of sales for the fiscal year ended June 30, 2005 was primarily attributed to increased excess/idle capacity. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. For our fiscal year ended June 30, 2005, excess/idle capacity costs were due to minimal production activities as a result of low sales demand. For our fiscal year ended June 30, 2004, excess/idle capacity costs were the result of the suspension of routine manufacturing as of March 31, 2003. This planned break in routine manufacturing was dictated by the Swedish regulatory authorities and was necessary to allow for certain steps of our production process to be segregated and transferred to our owned facility located in Umeå, Sweden.

Inventory Write-down, net

During our fiscal year ended June 30, 2005, we recorded write-downs of approximately $720,000 of our finished product inventory. Upon evaluating the shelf-life of certain lots of our Multiferon® inventory, near-term sales forecasts and consideration of alternative uses, write-downs of the value of this inventory was deemed necessary.

Research and Development Costs

For our fiscal year ended June 30, 2005, research and development costs totaled approximately $1.62 million, an increase of approximately $244,000 when compared to the prior year. This increase was primarily attributed to an increase in consulting fees for regulatory matters of approximately $245,000 and an increase in product costs for clinical trials of approximately $188,000. These increases were partially offset by the reversal of a long-standing trade liability of approximately $182,000 during the year.

Selling, General and Administrative Expenses

For our fiscal year ended June 30, 2005, selling, general and administrative expenses totaled approximately $4.71 million, an increase of approximately $746,000 when compared to the prior year. For our fiscal year ended June 30, 2005, selling, general and administrative expenses allocated by Viragen, our parent company, totaled approximately $1.4 million compared to approximately $1.1 million for our fiscal year ended June 30, 2004. The increased allocation is primarily due to additional personnel-related costs and professional services fees incurred by Viragen on our behalf. Also contributing to the increase in selling, general and administrative expenses were increases in consulting fees of approximately $204,000 and increases in professional services fees, including legal and accounting, of approximately $252,000.

Impairment of Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on at least an annual basis. Due to a lack of significant revenues from Multiferon® and a longer than anticipated timeframe to receive regulatory approvals in certain markets, revenue, operating profits and cash flows for the ViraNative reporting unit were lower than expected in our fiscal year ended June 30, 2005. Primarily based on this trend, the revenue projections for the next several years were revised downward. As a result of these revised projections, the present value of the future estimated cash flows from the reporting unit were significantly less than those estimated in prior periods. The fair value of the ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows, quoted market prices and market multiples from comparable businesses. After evaluating the results of these valuation methods a goodwill impairment charge of approximately $6.94 million was recognized in April 2005 on the ViraNative reporting unit.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For our fiscal year ended June 30, 2005, amortization of intangible assets totaled approximately $169,000 compared to approximately $158,000 for our fiscal year ended June 30, 2004. The period over period differences are due to foreign exchange fluctuations.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish subsidiary. These debt facilities had interest rates of approximately 5.25% at June 30, 2005 and interest rates ranging from 5.25% to 9.30% at June 30, 2004. Interest expense for our fiscal year ended June 30, 2005 totaled approximately $85,000, compared to approximately $165,000, for our fiscal year ended June 30, 2004. This decrease was due to the repayment in September 2004 of one of our loans in Sweden and a reduction in the interest rate and average outstanding balance on our line of credit in Sweden.

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

For our fiscal year ended June 30, 2005, other income, net totaled approximately $891,000 compared to other income of approximately $329,000 for our fiscal year ended June 30, 2004. During our fiscal year ended June 30, 2005 we recorded a $596,000 gain on the remeasurement of a liability to Viragen by Viragen (Scotland), which was denominated in U.S. dollars. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. In recent periods, Viragen (Scotland) has been gradually settling the liability by charging Viragen. for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling had been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain.

During our fiscal year ended June 30 2005, Viragen (Scotland) began charging an administrative fee to Viragen based on a percentage of the operational expenses charged to Viragen for research and development and administration performed on their behalf. For our fiscal year ended June 30, 2005, this amount totaled approximately $121,000.

The above income items were partially offset by a decrease in income generated from third-party research and development support services provided by our Swedish subsidiary totaling approximately $184,000 in our fiscal year ended June 30, 2005.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For our fiscal years ended June 30, 2005 and 2004, our income tax benefit totaled approximately $44,000 and $44,000, respectively. Income tax benefits for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under SFAS No. 109, Accounting for Income Taxes, our consolidated balance sheet reflects a deferred income tax liability of approximately $457,000 as of June 30, 2005, all of which was related to our developed technology intangible asset acquired on September 28, 2001.

Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized. As of June 30, 2005, we had net operating loss carry-forwards of approximately $7.5 million for U.S. federal income tax purposes expiring between 2006 and 2025. Approximately $1.6 million of this amount will expire by the year 2011. At June 30, 2005, Viragen (Scotland) and ViraNative had net operating loss carry-forwards totaling approximately $25.8 million and $13.8 million, respectively. The net operating losses at Viragen (Scotland) and ViraNative do not expire.

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

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified human alpha interferon that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of the financial statements included in this annual report, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. During the fourth quarter of our fiscal year ended June 30, 2006, we completed our annual impairment review of our goodwill. The impairment review indicated that our goodwill was not impaired. During the fourth quarter of our fiscal year ended June 30, 2005, we completed our annual impairment review of our goodwill. The impairment review indicated that our goodwill was impaired and, as a result, an impairment charge of approximately $6.9 million was recorded during the fourth quarter of our fiscal year ended June 30, 2005. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from sales of our human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholders’ deficit in our statement of financial position; and

•	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this annual report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our consolidated financial statements in accordance with generally accepted accounting principles in the United States.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have no plans to adopt a voluntary change in accounting principle and believe that the adoption of SFAS No. 154 will not have an effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact the adoption of SFAS No. 155 will have on our consolidated financial statements is not known at this time.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will be required to adopt FIN No. 48 for our fiscal year beginning July 1, 2007. We believe the adoption of FIN No. 48 will not have a material effect on our consolidated financial statements.

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

Foreign Currency Exchange Risk

We conduct operations in several different countries. The balance sheet accounts of our operations in Scotland and Sweden, including intercompany accounts that are considered long-term in nature, are translated to U.S. dollars for financial reporting purposes and resulting adjustments are made to stockholders’ equity. The value of the respective local currency may strengthen or weaken against the U.S. dollar, which would impact the value of stockholders’ investment in our common stock. Fluctuations in the value of the British Pound and Swedish Krona against the U.S. dollar have occurred during our history, which have resulted in unrealized foreign currency translation gains and losses, which are included in accumulated other comprehensive income and shown in the equity section of our consolidated balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet dates and any gains or losses are recorded in other income.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of these local currencies against the U.S. dollar will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. As of June 30, 2006, the British Pound and Swedish Krona strengthened against the U.S. dollar by approximately 0.6% and 6.5%, respectively, compared to June 30, 2005.

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

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of June 30, 2006.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Item 9A, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that (a) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13A-15(f) of the Exchange Act) that occurred during the fourth quarter of our fiscal year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Name	Age	Position with the Company	Served as Officer and/or Director Since
Charles A. Rice	55	President, Chief Executive Officer and Director	2005
Carl N. Singer	90	Chairman of the Board	2000
Dennis W. Healey	58	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	1996
William H. Stimson, Ph.D.	60	Director	2000
Nicholas M. Burke	34	Vice President and Controller	2001

Our directors are collectively elected at stockholders’ meetings and hold office for one year and until their successors are elected and qualified. Our director nominees are selected by our board of directors. We have not adopted formal procedures to permit the nomination of directors or recommendation of nominees by our stockholders. As Viragen holds a majority of our issued and outstanding shares, they are able to elect all board members. Officers are appointed by the board of directors and, except to the extent governed by employment agreements, serve at the pleasure of the board.

Set forth below is a biographical description of each director and executive officer of Viragen International.

Charles A. Rice was appointed as our president and chief executive officer following the resignation of Carl N. Singer from those positions in March 2005. Mr. Rice was also appointed to our board of directors in March 2005. Mr. Rice has served as president and chief executive officer and a director of Viragen since March 2004. From January 2003 to September 2003, Mr. Rice served as group president of KV Pharmaceutical Company, a pharmaceutical company that develops, manufactures and markets and acquires technology-distinguished branded and generic/non-branded prescription pharmaceutical products, with responsibility for commercial activities. From August 1992 to November 2002, Mr. Rice served as president and chief executive officer of Dey, Inc., a division of Germany’s Merck KGaA, where he developed and implemented strategies to create a rapidly growing and profitable business. Mr. Rice has a degree in Biology from Georgia College and extensive business education and experience through training and coursework at a variety of domestic and international universities, in addition to continuous participation in industry organizations.

Carl N. Singer was appointed as chairman of our board and our president and chief executive officer in January 2003. In March 2005, Mr. Singer resigned as our president and chief executive officer. Mr. Singer was appointed to our board of directors in July 2000. He currently serves as chairman of the board of Viragen and chairman of Viragen’s executive committee of the board of directors. Since 1981, Mr. Singer has served as chairman of Fundamental Management Corporation, a Florida-based institutional investment company. Mr. Singer has also served as a director, president and CEO of Sealy, Inc., Scripto, Inc. and the BVD Company.

Dennis W. Healey is a certified public accountant. Mr. Healey was appointed as our executive vice president, chief financial officer, treasurer, secretary and a director of our board in January 1996. Mr. Healey has served as chief financial officer and treasurer of Viragen since 1980 and was appointed as executive vice president of Viragen in 1993 and secretary in 1994.

William H. Stimson, Ph.D. was appointed to our board of directors in February 2000. Professor Stimson is an internationally recognized expert in the field of molecular recognition of antibodies. Professor Stimson was the Head of the Immunology Department and holds the Chair of Immunology at the University of Strathclyde, Scotland. Professor Stimson has published over 180 scientific papers and has been issued eight patents. In addition to his university duties, Professor Stimson serves on the Advisory Management Committee of the Scottish Antibody Production Unit and the Editorial Boards of several important medical and scientific publications. Professor Stimson has been intimately involved in the formation of several university spinout companies and has served as a consultant to many multinational pharmaceutical companies. Professor Stimson also serves as a consultant to Viragen (Scotland).

Nicholas M. Burke is a certified public accountant and joined us as controller in October 2001. He was appointed vice president in March 2004. Mr. Burke also serves as vice president and controller of Viragen. Prior to joining us, Mr. Burke served as corporate controller of SmartDisk Corporation, a computer peripherals technology company, from October 1999 to October 2001. From September 1994 until September 1999, Mr. Burke was a senior member of the audit staff of Ernst & Young LLP, our independent registered public accounting firm, concentrating his practice in the computer technology and biotechnology industries.

There is no family relationship between any of the officers and directors.

Committees of the Board of Directors

The securities of Viragen International are not listed on a national securities exchange and, accordingly, we are not currently subject to any law, rule or regulation requiring that we establish an audit, nominating or compensation committee. The board of directors has not yet established an audit committee, nominating and governance committee or compensation committee. However, the functions of these committees are currently performed by the audit and finance committee, nominating and governance committee and compensation committee, respectively, of Viragen.

Audit Committee Financial Expert

We do not yet have an audit committee, and no member on our board of directors is an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K. However, we rely on the “audit committee financial expert” of Viragen to perform the function of our “audit committee financial expert.” Viragen’s “audit committee financial expert” is Charles J. Simons. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the company’s financial statements, (d) understands internal control over financial reporting and (e) understands audit committee functions.

An “audit committee financial expert” may qualify as such through: education and experience as a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions; experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person serving similar functions; experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or, other relevant experience.

Code of Ethics

We have adopted a Code of Ethics for Senior Finance Personnel (“Code of Ethics”) that applies to our chief executive officer, chief financial officer, controller, and persons performing similar functions. We have also adopted a Business Ethics and Conflict of Interest Statement that applies to directors, executive officers and employees of Viragen International and its subsidiaries. The Code of Ethics and Business Ethics and Conflict of Interest Statement are available on Viragen’s web site, free of charge, at www.viragen.com under the “Corporate Governance” section. We will also provide a copy of this document, free of charge, upon request. Any amendments to, or waivers of, the Code of Ethics will be disclosed on Viragen’s website or on Form 8-K promptly following the date of such amendment or waiver.

Beneficial Ownership Reporting Compliance

Based solely upon a review of the information described in Item 405 of Regulation S-K, no director, officer or beneficial owner of more than 10% of Viragen International’s common stock failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2006.

Item 11. Executive Compensation

The following table includes information for the last three fiscal years concerning the compensation of (a) Viragen International’s chief executive officer during our fiscal year ended June 30, 2006 (“CEO”), regardless of compensation level; (b) Viragen International’s four most highly compensated executive officers other than the CEO who were serving as executive officers as of June 30, 2006, whose total annual salary and bonus is $100,000 or more; and (c) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (b), but for the fact that the individual was not serving as an executive officer as of June 30, 2006.

Summary Compensation Table

Long-Term Compensation
Awards
Securities Underlying Options/SARs (#)
	Fiscal Year	Annual Compensation

Name and Principal Position		Salary ($)	Bonus ($)
Charles A. Rice CEO, President and Director	2006 2005 2004	$150,000 150,000 39,375	$	— — —	$ — — —

Employment Agreements

Charles A. Rice became our president and chief executive officer in March 2005. Mr. Rice has served as president and chief executive officer and a director of Viragen since March 2004. Mr. Rice has entered into a three year employment agreement with Viragen. The agreement provides for an annual base salary of $300,000 and an incentive bonus. The incentive bonus is based upon performance and achievement of agreed standards, including achievement of targeted Multiferon® sales levels, international Multiferon® marketing milestones, including licensing agreements, and qualitative performance evaluations. The incentive bonus program is reevaluated by Viragen’s board of directors each calendar year. In calendar 2006, Viragen’s board of directors recommended an annual incentive bonus, which if targeted milestones are achieved, will not be less than $75,000. One-half of Mr. Rice’s salary is allocated to Viragen International as noted in the table above. A portion of Mr. Rice’s incentive bonus may also be allocated to Viragen International.

Option/SAR Grants in Last Fiscal Year

The following table includes information as to the grant of options to purchase shares of our common stock during our fiscal year ended June 30, 2006 to each person named in the Summary Compensation Table.

Name	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
					5%	10%
Charles A. Rice	—	—	$—	—	$—	$—

(1)	This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares, or reflect non-transferability, vesting or termination provisions. The actual gains, if any, on the exercise of stock options will depend on the future performance of our common stock.

Option Exercises and Holdings

The following table includes information as to the exercise of options to purchase shares of our common stock during our fiscal year ended June 30, 2006 by each person named in the Summary Compensation Table and the unexercised options held as of June 30, 2006.

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

1997 Stock Option Plan

On February 27, 1997, our board of directors adopted and the Viragen International stockholders ratified a stock option plan called 1997 Stock Option Plan. Under the 1997 Stock Option Plan, an aggregate of 600,000 shares of our common stock have been reserved for issuance upon exercise of incentive and non-qualified stock options granted under the plan.

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

Compensation Committee Interlocks and Insider Participation

We currently have no compensation committee. All compensation paid to our executive officers, for their services as such, is paid directly by Viragen. A portion of the compensation paid by Viragen to our executive officers is allocated to us based upon the determination of management of Viragen. Decisions made by Viragen with respect to the compensation of executive officers are made by Viragen’s compensation committee. No member of Viragen’s compensation committee during the last completed fiscal year: (a) was an officer or employee of Viragen or any of its or our subsidiaries, (b) was formerly an officer or employee of Viragen or any of its or our subsidiaries, or, (c) had any relationship requiring disclosure by Viragen or us under any paragraph of Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows certain information known to us regarding Viragen International’s common stock beneficially owned at September 22, 2006 by:

•	each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of Viragen International’s common stock;

•	each of Viragen International’s directors;

•	each of Viragen International’s named executive officers, as such term is defined in Item 402(a)(3) of Regulation S-K; and

•	all officers and directors as a group.

Under federal securities laws, a person is considered a beneficial owner of any securities that the person owns or has the right to acquire beneficial ownership of within 60 days. Beneficial ownership may also attribute shares owned of record by one person to another person, such as the record holder’s spouse, minor children, corporation or other business entity. As of September 22, 2006, there were 77,665,320 shares of Viragen International common stock, the sole outstanding class of voting securities, outstanding. Except as otherwise indicated, we have been informed that the persons identified in the table have sole voting and dispositive power with respect to their shares.

This table does not give effect to:

•	the issuance of up to 233,500 shares in the event outstanding options are exercised, except to the extent beneficial ownership of shares attributable to the named person in accordance with Securities and Exchange Commission rules; and

•	the issuance of up to 11,732,760 shares in the event performance goals established under the ViraNative acquisition agreement are fully attained.

Name of Beneficial Owner	Number of Shares Beneficially Owned
	Total Beneficial Ownership	Shares Currently Outstanding	Shares Acquirable Within 60 Days	Percent of Class
Viragen, Inc.	59,818,301	59,818,301	—	77.0%
Dennis W. Healey	100,000	100,000	—	*
Charles A. Rice	—	—	—	—
Carl N. Singer (1)	100,000	—	100,000	*
William H. Stimson (2)	50,000	—	50,000	*
Officers and Directors as a group (5 persons) (3)	275,000	100,000	175,000	*

*	less than 1%
(1)	Includes 100,000 shares subject to options either currently exercisable or exercisable by Mr. Singer within 60 days of September 22, 2006.
(2)	Includes 50,000 shares subject to options either currently exercisable or exercisable by Mr. Stimson within 60 days of September 22, 2006.
(3)	Includes 100,000 shares held directly and 175,000 shares subject to options either currently exercisable or exercisable within 60 days of September 22, 2006.

Equity Compensation Plan Information

The following table reflects certain information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of June 30, 2006.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	233,500	$0.58	364,300
Equity compensation plans not approved by security holders	—	—	—

Total	233,500	$0.58	364,300

(1)	Consists of our 1997 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

Professor William H. Stimson is a director of Viragen International and also serves as a compensated consultant. During our fiscal year ended June 30, 2006, Professor Stimson received approximately $106,000 for his consulting services.

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to us are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For our fiscal year ended June 30, 2006, expenses allocated by Viragen totaled approximately $1,177,000.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These costs incurred by Viragen (Scotland) relate to antibody and avian transgenic projects and are allocated to Viragen as incurred. For our fiscal year ended June 30, 2006, research and development expenses charged to Viragen totaled approximately $2,613,000. For our fiscal year ended June 30, 2006, the amount of administrative expenses charged to Viragen totaled approximately $6,400.These expenses charged to Viragen are offset against the respective line items in our consolidated statements of operations.

Viragen (Scotland) charges an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For our fiscal year ended June 30, 2006, this amount totaled approximately $221,000 and has been recorded in the other expense (income), net line item of our consolidated statements of operations.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP for the fiscal years ended June 30, 2006 and 2005.

	June 30,
	2006	2005
Audit fees	$232,000	$363,000
Audit related fees	__	__
Tax fees	43,000	36,000
All other fees	__	__

Total	$275,000	$399,000

Audit fees includes the audit of our annual financial statements included in our annual report on Form 10-K, review of interim financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings and consents and other services related to SEC matters. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the review of interim financial statements. Our audit fees include fees allocated to us by Viragen for the audit of the annual financial statements, including Sarbanes-Oxley Section 404 attest services in our fiscal year ended June 30, 2005, and the reviews of interim financial statements, totaling approximately $153,000 and $218,000, respectively, for our fiscal years ended June 30, 2006 and 2005.

Audit-related fees consist of services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and not included under audit fees.

Tax fees consist of the aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning.

Pre-Approval Policy

We do not have an audit committee and the functions of an audit committee are performed for us by Viragen’s audit and finance committee. The audit of our financial statements is performed by Viragen’s independent public accounting firm, and the fees relating to the audit of our financial statements are allocated to us by Viragen. We do not separately engage Ernst & Young LLP to audit our financial statements, except with respect to local statutory audits of the financial statements of our Scottish and Swedish subsidiaries. Accordingly, Viragen’s audit and finance committee administers our Audit and Non-Audit Services Pre-Approval Policy. In accordance with this policy, Viragen’s audit and finance committee pre-approves the audit and non-audit services performed by its independent registered public accounting firm in order to assure that they do not impair their independence. The pre-approval policy provides for both general pre-approval and specific pre-approval guidelines. The policy states that unless a type of service has received general pre-approval, it will require specific pre-approval by Viragen’s audit and finance committee if it is to be provided by Viragen’s independent registered public accounting firm. For our fiscal years ended June 30, 2006 and 2005, all of the services under the category “Tax fees” described above were pre-approved by Viragen’s audit and finance committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Item 8. “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number		Description
3.1	—	Certificate of Incorporation dated November 4, 1985 (incorporated by reference to Viragen International’s initial Registration Statement, File No. 33-1952-NY).

3.2	—	Amended Certificate of Incorporation dated April 14, 1987 (incorporated by reference to Viragen International’s Registration Statement, File No. 33-1952-NY).

3.3	—	Amended Certificate of Incorporation dated October 9, 1987 (incorporated by reference to Viragen International’s Form 10-KSB for the fiscal year ended June 30, 1994.

3.4	—	Amended Certificate of Incorporation dated November 18, 1987 (incorporated by reference to Viragen International’s Form 10-KSB for the fiscal year ended June 30, 1994).

3.5	—	Amended Certificate of Incorporation dated December 9, 1987 (incorporated by reference to Viragen International’s Form 10-KSB for the fiscal year ended June 30, 1994).

3.6	—	Amended Certificate of Incorporation dated December 18, 1987 (incorporated by reference to Post-Effective Amendment No. 3 to Viragen International’s Registration Statement filed May 2, 1989).

3.7	—	Amended Certificate of Incorporation dated January 17, 1989 (incorporated by reference to Viragen International’s Form 10-KSB for the fiscal year ended June 30, 1994).

3.8	—	Amended Certificate of Incorporation dated June 9, 1989 (incorporated by reference to Viragen International’s Form 10-KSB for the fiscal year ended June 30, 1993.

3.9	—	Amended Certificate of Incorporation dated August 12, 1993 (incorporated by reference to Viragen International’s Form 10-KSB for the fiscal year ended June 30, 1993).

3.10	—	Certificate of Amendment of Certificate of Incorporation dated August 28, 2001, filed on August 28, 2001 (incorporated by reference to Viragen International’s Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission on September 28, 2001).

4.1	—	Amended Certificate of Incorporation dated December 13, 1993 (incorporated by reference to Viragen International’s Form 10-KSB for the fiscal year ended June 30, 1993).

4.2	—	By laws of Viragen International (incorporated by reference to Post-Effective Amendment No. 3 to Viragen International’s Registration Statement filed May 2, 1989).

4.3	—	Form of Common Stock Certificate (incorporated by reference to Viragen International’s Form 8-A dated June 14, 1989).

4.4	—	Certificate to set forth Designations, Preferences, and Rights of Series C 24% Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to Viragen International’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2006)

4.5	—	Certificate to set forth Designations, Preferences, and Rights of Series D 24% Cumulative Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to Viragen International’s Form 8-K filed with the Securities and Exchange Commission on August 23, 2006)

Exhibit Number		Description
10.1	—	Advisory Service Agreement between Viragen (Scotland) and Professor William H. Stimson dated February 14, 2001 (incorporated by reference to Exhibit 10.12 to Viragen International’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2001).

10.2	—	Agreement for the Acquisition of BioNative AB between Haken Borg and others, Viragen (Europe) Limited and Viragen, Inc. dated September 28, 2001. (incorporated by reference to Exhibit 10.17 to Viragen International’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2001)

10.3	—	Supply and Distribution agreement between Viranative AB and Laboratorios Pisa, S.A. dated January 9, 2003 (incorporated by reference to Viragen International’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003)

10.4	—	Form of Subscription Agreement relating to the sale of Series C 24% Cumulative Preferred Stock

(incorporated by reference to Exhibit 10.1 to Viragen International’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2006)

10.5	—	Subscription Agreement relating to the sale of Series D 24% Cumulative Preferred Stock

(incorporated by reference to Exhibit 10.1 to Viragen International’s Form 8-K filed with the Securities and Exchange Commission on August 23, 2006)

99.1	—	Supply and Distribution Agreement between Viragen International, Inc., Viragen (Scotland) Ltd. and Arriani Pharmaceuticals S.A., dated May 27, 2003 (incorporated by reference to Exhibit 99.2 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.2	—	Supply and Distribution Agreement between Viragen International, Inc., Viragen (Scotland) Ltd. and Pentafarma, S.A., dated November 17, 2003 (incorporated by reference to Exhibit 99.3 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.3	—	License, Development and Supply Agreement between Viragen, Inc. and Kuhnil Pharm. Co., Ltd., dated November 16, 2005 (incorporated by reference to Exhibit 99.7 of Viragen’s Form S-1 filed with the Securities and Exchange Commission on July 31, 2006, File No. 333-136144)**

99.4	—	Selling Agreement between Viragen International, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 99.1 to Viragen International’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2006)

21.1	—	Subsidiaries of the registrant*

23.1	—	Consent of Independent Registered Public Accounting Firm*

31.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAGEN INTERNATIONAL, INC.

By:	/s/ Charles A. Rice
Charles A. Rice
President, Chief Executive Officer, Principal Executive Officer and Director

Dated: September 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Carl N. Singer Carl N. Singer	Chairman of the Board of Directors	September 24, 2006

/s/ Charles A. Rice Charles A. Rice	President, Chief Executive Officer, Principal Executive Officer and Director	September 25, 2006

/s/ Dennis W. Healey Dennis W. Healey	Executive Vice President, Chief Financial Officer, Principal Financial Officer, Treasurer and Director	September 25, 2006

/s/ William H. Stimson Ph.D. William H. Stimson Ph.D.	Director	September 22, 2006

/s/ Nicholas Burke Nicholas Burke	Vice President, Controller and Principal Accounting Officer	September 25, 2006

FORM 10-K—ITEM 8

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Viragen International, Inc.

We have audited the accompanying consolidated balance sheets of Viragen International, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viragen International, Inc. and subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Viragen International, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and has an accumulated deficit and stockholders’ deficit as of June 30, 2006. The Company’s ability to continue as a going concern is dependent on its ability to raise adequate capital to fund necessary product commercialization and development activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

August 31, 2006

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$320,605	$652,033
Accounts receivable	71,107	39,350
Inventories	1,821,676	2,349,513
Prepaid expenses	192,734	141,643
Other current assets	143,087	236,330

Total current assets	2,549,209	3,418,869
Property, plant and equipment
Land, building and improvements	4,417,226	4,946,906
Equipment and furniture	3,441,949	4,769,372
Construction in progress	—	19,630

	7,859,175	9,735,908
Less accumulated depreciation	(3,128,180)	(4,143,300)

	4,730,995	5,592,608
Goodwill	3,890,415	3,653,159
Developed technology, net	1,548,601	1,608,585

	$12,719,220	$14,273,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$515,151	$527,471
Accrued expenses and other liabilities	625,722	600,203
Current portion of long-term debt	65,811	33,228

Total current liabilities	1,206,684	1,160,902
Long-term debt, less current portion	627,265	598,104
Advances from parent	26,672,371	20,320,367
Deferred income tax liability	412,712	456,540

Commitments and contingencies

Stockholders’ deficit
Common stock, $.01 par value; 90,000,000 shares authorized; 73,669,320 shares issued and outstanding at June 30, 2006 and June 30, 2005.	736,694	736,694
Capital in excess of par	46,482,347	46,482,347
Accumulated deficit	(67,187,172)	(58,671,491)
Accumulated other comprehensive income	3,768,319	3,189,758

Total stockholders’ deficit	(16,199,812)	(8,262,692)

	$12,719,220	$14,273,221

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005	2004
Product sales	$391,213	$278,784	$266,137

Costs and expenses
Cost of sales	2,428,088	2,611,405	2,046,799
Inventory write-down, net	194,284	720,450	—
Research and development	1,654,678	1,624,748	1,380,444
Selling, general and administrative	3,926,633	4,710,876	3,964,662
Impairment of goodwill	—	6,936,215	—
Amortization of intangible assets	157,074	168,944	158,270
Other expense (income), net	547,675	(891,266)	(329,456)
Interest expense	42,290	85,429	165,297

Loss before income taxes	(8,559,509)	(15,688,017)	(7,119,879)
Income tax benefit	43,828	43,828	43,828

Net loss	$(8,515,681)	$(15,644,189)	$(7,076,051)

Loss per common share - basic and diluted	$(0.12)	$(0.22)	$(0.10)

Weighted average common shares – basic and diluted	73,669,320	72,740,857	68,113,764

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at June 30, 2003	68,113,764	$681,138	$45,537,903	$(35,951,251)	$2,499,620	$12,767,410
Comprehensive loss:
Net loss	—	—	—	(7,076,051)	—	(7,076,051)
Foreign currency translation adjustment	—	—	—	—	1,208,506	1,208,506

Comprehensive loss						(5,867,545)

Balance at June 30, 2004	68,113,764	681,138	45,537,903	(43,027,302)	3,708,126	6,899,865
Comprehensive loss:
Net loss	—	—	—	(15,644,189)	—	(15,644,189)
Foreign currency translation adjustment	—	—	—	—	(518,368)	(518,368)

Comprehensive loss						(16,162,557)
Capital contribution by Viragen, Inc.	5,555,556	55,556	944,444	—	—	1,000,000

Balance at June 30, 2005	73,669,320	736,694	46,482,347	(58,671,491)	3,189,758	(8,262,692)
Comprehensive loss:
Net loss	—	—	—	(8,515,681)	—	(8,515,681)
Foreign currency translation adjustment	—	—	—	—	578,561	578,561

Comprehensive loss						(7,937,120)

Balance at June 30, 2006	73,669,320	$736,694	$46,482,347	$(67,187,172)	$3,768,319	$(16,199,812)

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(8,515,681)	$(15,644,189)	$(7,076,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	786,676	794,959	742,633
Amortization of intangible assets	157,074	168,944	158,270
Impairment of goodwill	—	6,936,215	—
Inventory write-down, net	194,284	720,450	—
Loss on sale of property, plant and equipment	930,371	—	117,160
Deferred income tax benefit	(43,828)	(43,828)	(43,828)
Gain on remeasurement of liability to Viragen, Inc.	—	(595,776)	—
Loss on foreign exchange remeasurement, net	1,033	—	—
Increase (decrease) relating to operating activities from:
Accounts receivable	(25,839)	(7,562)	73,546
Inventories	(22,292)	407,251	(165,631)
Prepaid expenses	(48,155)	96,615	(65,004)
Other current assets	564,640	82,563	(139,645)
Accounts payable	(25,489)	(12,557)	(760,891)
Accrued expenses and other liabilities	1,691	(128,289)	130,335

Net cash used in operating activities	(6,045,515)	(7,225,204)	(7,029,106)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(529,680)	(178,653)	(1,410,109)
Proceeds from sale of property, plant and equipment	—	24,738	35,783
Contribution received for capital investment in Sweden	—	278,005	—

Net cash (used in) provided by investing activities	(529,680)	124,090	(1,374,326)

FINANCING ACTIVITIES
Advances from parent	6,302,373	8,574,761	8,943,252
Net payments on line of credit	—	(778,943)	(253,001)
Payments on long-term debt	(75,085)	(587,791)	(35,032)

Net cash provided by financing activities	6,227,288	7,208,027	8,655,219
Effect of exchange rate fluctuations on cash	16,479	(143,865)	172,974

(Decrease) increase in cash and cash equivalents	(331,428)	(36,952)	424,761
Cash and cash equivalents at beginning of year	652,033	688,985	264,224

Cash and cash equivalents at end of year	$320,605	$652,033	$688,985

Supplemental Cash Flow Information:
Interest paid	$42,290	$63,363	$159,483

During the years ended June 30, 2006, 2005 and 2004, Viragen International had the following non-cash investing and financing activities:

	Year Ended June 30,
	2006	2005	2004
Contribution to capital of inter-company balances by Viragen, Inc.	$—	$1,000,000	$—
Purchase of equipment with notes payable	94,053	—	—

See notes to consolidated financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization: With international operations in the U.S., Scotland and Sweden, we are a bio-pharmaceutical company engaged in the research, development, manufacture and commercialization of Multiferon® (multi-subtype, human alpha interferon), which is uniquely positioned in valuable niche indications, such as high-risk malignant melanoma, other niche cancer indications and selected infectious diseases.

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX symbol “VRA”). As of June 30, 2006, Viragen owned approximately 81.2% of our outstanding common stock. Subsequent to June 30, 2006, our ownership interest of Viragen International, Inc. was reduced to approximately 77.0%. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland.

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

During the years ended June 30, 2006, 2005, and 2004, we incurred significant losses of approximately $8.5 million, $15.6 million, and $7.1 million, respectively, and had an accumulated deficit of approximately $67.2 million and a stockholders’ deficit of approximately $16.2 million as of June 30, 2006. Additionally, we had a cash balance of approximately $321,000 and working capital of approximately $1.3 million at June 30, 2006. We anticipate additional future losses as we commercialize our human alpha interferon product and conduct additional research activities and clinical trials to obtain additional regulatory approvals.

In July 2006, we completed a private placement of 18,000 units with each unit consisting of one share of our Series C 24% cumulative preferred stock and 200 shares of our common stock. Accordingly, 18,000 shares of our Series C 24% cumulative preferred stock and 3,600,000 shares of our common stock were issued. We received net proceeds of approximately $1.6 million in connection with this transaction, after payment of a placement agent fee of $144,000 and a non-accountable expense allowance of $36,000 paid to the placement agent. In addition, the placement agent received an aggregate of 396,000 shares of our common stock, which represented 22 shares of our common stock for each share of preferred stock sold.

In August 2006, we completed a private placement of 3,154 shares of our Series D 24% cumulative preferred stock. We received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense allowance of approximately $6,000 paid to the placement agent.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

While, subsequent to June 30, 2006, we received net proceeds of approximately $1.9 million from the sale of our preferred stock and common stock, we continue to experience operating losses and cash flow difficulties. We believe that this additional funding will provide sufficient cash to support our operations through at least September 2006. However, we will require substantial additional funding to support our operations subsequent to September 2006. Historically, Viragen has provided us with the working capital necessary to fund operations. In July 2006, Viragen filed a registration statement to register 67 million units (not including 10.05 million units to cover underwriters’ over-allotment option if exercised), with each unit consisting of one share of Viragen common stock and one warrant to purchase one share of Viragen common stock. If Viragen’s proposed secondary offering is completed and depending upon the proceeds available from the offering, Viragen intends to provide us with funding to allow us, if permitted under applicable law, to redeem our Series C cumulative preferred stock and Series D cumulative preferred stock, including payment of dividends accrued thereon. Viragen has also agreed to provide us with the working capital necessary to fund our operations. We believe that the net proceeds from Viragen’s proposed secondary offering, if completed as currently contemplated and Viragen raises the level of proceeds anticipated, will be sufficient to fund Viragen’s and our operations through our fiscal year ending June 30, 2007. However, Viragen’s proposed secondary offering may not be completed as contemplated or Viragen may raise fewer net proceeds than anticipated. Viragen’s inability to complete its proposed secondary offering as contemplated raising the anticipated level of proceeds or Viragen’s or our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

Concentrations of Credit Risk: We are subject to a concentration of credit risk with respect to our accounts receivable. We sell our human alpha interferon product to manufacturers and distributors located outside the United States. Credit terms to our customers generally range from 30 to 180 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis. Allowances are maintained, if necessary, for potential credit losses.

Foreign Currency Translation and Transactions: For our operations in Scotland and Sweden, local currencies are considered their functional currencies. For financial reporting purposes, we translate the assets and liabilities of these operations to their U.S. dollar equivalents at rates in effect at the balance sheet date. Intercompany accounts that are considered long-term in nature are translated to U.S. dollars at historical rates. We translate statement of operations accounts at monthly average rates. The resulting unrealized foreign currency translation gains and losses are included in accumulated other comprehensive income in the stockholders’ deficit section of our balance sheet. Intercompany trading accounts, which are short-term in nature, are remeasured at current exchange rates as of the balance sheet date and any gains or losses are recorded in other income. During the fiscal year ended June 30, 2005, we recorded a $596,000 gain on the remeasurement of a liability to Viragen, Inc. by Viragen (Scotland), which was denominated in U.S. dollars. See Note F for further discussion.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

While most of the transactions of our U.S. and foreign operations are denominated in the respective local currency, some transactions are denominated in other currencies. Transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of this type of transaction, any foreign currency gains or losses are recorded in other income. For fiscal years 2006, 2005, and 2004 foreign currency transaction gains and losses were immaterial to our results of operations.

Fair Value of Financial Instruments: The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of June 30, 2006, due to their short-term nature. The carrying value of long-term debt approximates fair value as of June 30, 2006, due to the variable interest rates on those instruments.

Cash and Cash Equivalents: Cash and cash equivalents include demand deposits, money market funds, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

Accounts Receivable: Accounts receivable primarily consists of amounts due from the sale of our human alpha interferon product by our Swedish subsidiary. As of June 30, 2006 and 2005, there was no allowance for doubtful accounts and no allowance for returns.

Inventories: Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of purified human alpha interferon that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During our fiscal year ended June 30, 2006 we recorded net write-downs of our finished product inventory totaling approximately $194,000. During our fiscal year ended June 30, 2005 we recorded write-downs of our finished product inventory totaling approximately $720,000.

Inventories consisted of the following at June 30, 2006 and 2005:

	June 30,
	2006	2005
Finished product	$558,995	$19,234
Work in process	899,945	2,031,981
Raw materials and supplies	362,736	298,298

Total inventories	$1,821,676	$2,349,513

Certain raw materials used in the manufacture of our human alpha interferon product, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Other Current Assets: Other current assets consisted of the following at June 30, 2006 and 2005:

	June 30,
	2006	2005
VAT tax refund receivable	$143,087	$114,506
Grant receivable	—	121,824

	$143,087	$236,330

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

Goodwill: In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. See Note B for the goodwill impairment charge that was recorded in our fiscal year ended June 30, 2005. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is further impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

Intangible Assets: Intangible assets consist of separately identified intangible assets recognized in connection with the our acquisition of ViraNative on September 28, 2001. In accordance with SFAS No. 142, intangible assets with definite useful lives are amortized over their useful lives. Amortization of intangible assets is computed using the straight-line method over the estimated useful life of the asset.

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

During our fiscal year ended June 30, 2006, and as a result of our efforts to reduce our operating expenses by decreasing the amount of lease space utilized by our operations, we recorded a write-off of approximately $930,000 related to certain leasehold improvements and equipment located at our facility in Scotland. These assets were deemed to have no fair value as they will be disposed of and we do not expect to receive any salvage value. This write-off has been recorded in the other expense (income), net line item of our consolidated statement of operations.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Accrued Expenses and Other Liabilities: Accrued expenses and other liabilities consisted of the following at June 30, 2006 and 2005:

	June 30,
	2006	2005
Accrued payroll and related expenses	$275,292	$353,925
Accrued professional services fees	202,061	137,370
Accrued royalties	4,505	31,501
Other accrued expenses	143,864	77,407

	$625,722	$600,203

Advertising: Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2006, 2005 and 2004 were immaterial to our results of operations.

Revenue: We recognize revenue from sales of our human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

Research and Development Costs: We account for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are expensed as incurred.

Stock-Based Compensation: Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). For our fiscal year ended June 30, 2006, we did not recognize any stock-based compensation costs in our consolidated statement of operations as all stock options granted to employees and directors prior to July 1, 2005 were fully vested as of July 1, 2005 and no stock-based compensation was granted during our fiscal year ended June 30, 2006. As of June 30, 2006, all of our outstanding stock options have vested and there is no unrecognized stock-based compensation for our outstanding stock options.

As previously permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for our employee and director stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense for stock option grants was recognized if the exercise price was less than the fair value of our common stock on the grant date. No stock-based compensation costs were recognized in our consolidated statements of operations for our fiscal years ended June 30, 2005 and 2004 as we did not issue any stock-based compensation during our fiscal year ended June 30, 2005 and since the exercise prices of stock options granted to employees and directors during our fiscal year ended June 30, 2004 were equal to the market price of our common stock on the date of grant.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation for our fiscal years ended June 30, 2005 and 2004.

	Fiscal Year Ended June 30,
	2005	2004
Net loss as reported	$(15,644,189)	$(7,076,051)
Stock-based compensation determined under the fair value method	(966)	(11,315)

Pro forma net loss	$(15,645,155)	$(7,087,366)

Loss per common share:
Basic and diluted – as reported	$(0.22)	$(0.10)
Basic and diluted – pro forma	$(0.22)	$(0.10)

Pro forma information regarding net loss and loss per share for our fiscal years ended June 30, 2005 and 2004 has been determined as if we had accounted for our employee and director stock-based compensation under the fair value method. The fair value for employee and director stock-based compensation issued during our fiscal year ended June 30, 2004, which consists of stock options, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero percent; risk-free interest rate of 2.00%; volatility factor of the expected market price of our common stock of 1.02; and an expected life of the stock option of three years. The weighted average fair value of the stock options granted in 2004 was $0.22. For stock options subject to vesting, pro forma expense was recognized on a straight-line basis over the vesting period.

Our 1997 Incentive Stock Option Plan authorized the grant of options to employees, directors, or consultants for up to 600,000 shares of our common stock, of which 364,300 remained available for issuance at June 30, 2006. Options granted under the plan generally vest half upon the date of grant and half upon the first anniversary of the date of grant. All options granted have five year terms from the respective vest dates. The maximum term of any option granted under the plan is ten years.

A summary of stock option activity under our 1997 Incentive Stock Option Plan and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2005	325,500	$0.58
Granted	—	—
Exercised	—	—
Canceled/Expired	(92,000)	0.57

Outstanding at June 30, 2006	233,500	$0.58	1.31 years	$1,250

Exercisable at June 30, 2006	233,500	$0.58	1.31 years	$1,250

During our fiscal years ended June 30, 2006, 2005 and 2004 no stock options were exercised.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax bases of assets and liabilities. Based on our accumulated losses, a full valuation allowance is provided to reduce deferred income tax assets to the amount that will more likely than not be realized.

Loss Per Common Share: Loss per common share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options, which could result in the issuance of 233,500, 325,500 and 378,000 shares of our common stock at June 30, 2006, 2005 and 2004, respectively, and contingently issuable shares totaling 11,732,760 in all periods, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options or issuance of contingently issuable shares and has been presented jointly with basic loss per share.

Comprehensive Loss: SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. As reflected in our consolidated statements of changes in stockholders’ (deficit) equity, our comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with stockholders. Our comprehensive loss consists of net loss and foreign currency translation adjustments.

NOTE B – GOODWILL AND OTHER INTANGIBLE ASSETS

On September 28, 2001, we acquired all of the outstanding shares of BioNative AB (“BioNative”), a privately held biotechnology company located in Umeå, Sweden. Subsequent to the acquisition, BioNative was renamed ViraNative. The initial purchase consideration consisted of 2,933,190 shares of our common stock. In January 2002, ViraNative achieved two milestones defined in the acquisition agreement. As a result, the former shareholders of ViraNative were issued an additional 8,799,570 shares of our common stock.

The goodwill reported in our consolidated balance sheets as of June 30, 2006 and June 30, 2005 arose from our acquisition of ViraNative on September 28, 2001 and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for our fiscal years ended June 30, 2006 and June 30, 2005:

Balance as of June 30, 2004	$10,295,140
Foreign exchange adjustment	294,234
Impairment charge	(6,936,215)

Balance as of June 30, 2005	3,653,159
Foreign exchange adjustment	237,256

Balance as of June 30, 2006	$3,890,415

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

Due to a lack of significant revenues from our human alpha interferon product and a longer than anticipated timeframe to receive regulatory approvals in certain markets, revenue, operating profits and cash flows for the ViraNative reporting unit were lower than expected during our fiscal year ended June 30, 2005. Primarily based on this trend, the revenue projections for the next several years were revised downward. As a result of these revised projections, the present value of the future estimated cash flows from the reporting unit were significantly less than those estimated in prior periods. The fair value of the ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows, quoted market prices and market multiples from comparable businesses. After evaluating the results of these valuation methods, a goodwill impairment charge of approximately $6.9 million was recognized in our fiscal year ended June 30, 2005 on the ViraNative reporting unit.

The developed technology intangible asset reported in our consolidated balance sheets as of June 30, 2006 and June 30, 2005 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of June 30, 2006 and June 30, 2005 is as follows:

	June 30,
	2006	2005
Developed technology	$2,329,754	$2,187,675
Accumulated amortization	(781,153)	(579,090)

Developed technology, net	$1,548,601	$1,608,585

Our developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by us. This technology was complete and ViraNative had been selling the resultant human alpha interferon product prior to the acquisition by us. Developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $680,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

Developed technology is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

Amortization expense recognized for our fiscal year ended June 30, 2006 was approximately $157,000. Estimated amortization expense for the five succeeding fiscal years is as follows:

2007	$164,000
2008	164,000
2009	164,000
2010	164,000
2011	164,000

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C - DEBT

Line of Credit

Our Swedish subsidiary maintained an overdraft facility, denominated in Swedish Krona, with a bank in Sweden. In July 2004, the terms on this overdraft facility were renegotiated to provide for a reduced interest rate and a reduction in the maximum borrowing capacity. The maximum borrowing capacity on this overdraft facility was approximately $767,000 as of June 30, 2005. Borrowings outstanding under this facility were at a floating rate of interest, which was approximately 5.25% at June 30, 2005. This overdraft facility expired at the end of February 2006 and there was no outstanding balance at June 30, 2006. There was no outstanding balance under this overdraft facility as of June 30, 2005. This overdraft facility was secured by certain assets of ViraNative including inventories and accounts receivable.

Long-Term Debt

Long-term debt is comprised of the following:

	June 30,
	2006	2005
Mortgage loan secured by land and building in Sweden. Quarterly payments of principal and interest as described below.	$636,948	$631,332
Financing agreement for certain laboratory equipment in Scotland. Monthly payments of principal and interest as described below.	47,332	—
Other financing agreement	8,796	—

	693,076	631,332
Less current portion	(65,811)	(33,228)

	$627,265	$598,104

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $637,000 and $631,000 at June 30, 2006 and 2005, respectively. This loan carries a floating rate of interest, which was approximately 5.75% at June 30, 2006 and 5.25% at June 30, 2005. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, with a carrying value of approximately $2.6 million and $2.3 million as of June 30, 2006 and 2005.

During November 2005, we obtained financing denominated in British Pounds of approximately $84,000 for the purchase of certain laboratory equipment. Outstanding borrowings under this arrangement bear interest at an effective rate of 7.92%. Following an initial payment of principal and interest of approximately $15,000, principal and interest payments are payable in 33 monthly installments on a stepped reducing balance basis; nine payments of approximately $3,900, twelve payments of approximately $2,300 and twelve payments of approximately $1,600. The outstanding balance on this borrowing was approximately $47,000 as of June 30, 2006.

Long-term debt outstanding at June 30, 2006 matures as follows:

2007	$66,000
2008	58,000
2009	39,000
2010	35,000
2011	35,000
Thereafter	460,000

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – ROYALTY AGREEMENT

In November 1986, Viragen, Inc., our parent company, entered into a royalty agreement with Dialysis Corporation of America (DCA, formerly Medicore, Inc.) with respect to interferon, transfer factor and products using interferon and transfer factor. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to DCA of $2,400,000. It includes a schedule of royalty payments of:

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

Royalties owed to DCA of approximately $90,000, based on our human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. These three installments, plus approximately $4,500 in interest, have been paid. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to DCA based on sales of human alpha interferon on a quarterly basis. For our fiscal years ended June 30, 2006, 2005 and 2004, royalties due under the amended agreement totaled approximately $20,000, $14,000 and $13,000, respectively.

NOTE E – CAPITAL STOCK

Preferred Stock

We are authorized to issue a total of 2.5 million shares of preferred stock, par value $0.01 per share. Our board of directors may issue preferred stock by resolutions, without any action of our stockholders. These resolutions may authorize issuance of preferred stock in one or more series. In addition, the board of directors may fix and determine all privileges and rights of the authorized preferred stock series including:

•	dividend and liquidation preferences,

•	voting rights,

•	conversion privileges, and

•	redemption terms.

Common Stock

As of June 30 2006, we had 90 million authorized shares of common stock and there were 73,669,320 outstanding shares of our common stock. Viragen owned 59,818,301 shares (approximately 81.2%) of our outstanding common stock. Subsequent to June 30, 2006, Viragen’s ownership interest was reduced to approximately 77.0%.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – CAPITAL STOCK – (Continued)

In connection with the acquisition of ViraNative discussed in Note B, the former shareholders of ViraNative are entitled to an additional 11,732,760 shares of our common stock contingent upon the attainment of certain milestones related to regulatory approvals:

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

If and as each of these milestones is met, additional shares of Viragen International will be issued. If ViraNative meets all of the milestones under the purchase agreement, Viragen’s ownership interest in Viragen International would be reduced to approximately 70% from approximately 81.2% as of June 30, 2006, assuming shares are not issued for any other purposes.

Shares of Common Stock Reserved

Shares of Viragen International’s common stock reserved at June 30, 2006, for possible future issuance are as follows:

Shares to be issued if additional milestones are achieved by ViraNative	11,732,760
1997 Incentive Stock Option Plan	597,800

12,330,560

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to us are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For our fiscal years ended June 30, 2006, 2005 and 2004, expenses allocated by Viragen totaled approximately $1,177,000, $1,401,000, and $1,082,000, respectively.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These costs incurred by Viragen (Scotland) relate to antibody and avian transgenic projects and are allocated to Viragen as incurred. For our fiscal years ended June 30, 2006, 2005 and 2004, research and development expenses charged to Viragen totaled approximately $2,613,000, $1,861,000, and $1,164,000, respectively. For our fiscal years ended June 30, 2006, 2005 and 2004, the amount of administrative expenses charged to Viragen totaled approximately $6,400, $224,000 and $224,000, respectively. These expenses charged to Viragen are offset against the respective line items in our consolidated statements of operations. During our fiscal year ended June 30 2005, Viragen (Scotland) began charging an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For our fiscal years ended June 30, 2006 and 2005, this amount totaled approximately $221,000 and $121,000, respectively, and has been recorded in the other expense (income), net line item of our consolidated statements of operations.

During our fiscal year ended June 30, 2005 we recorded a $596,000 gain on the remeasurement of a liability to Viragen by Viragen (Scotland), which was denominated in U.S. dollars. This amount has been recorded in the other expense (income), net line item of our consolidate statement of operations. In prior periods, this liability had been translated at historical exchange rates since this liability was determined to be long-term in nature. This determination was based on the fact that Viragen (Scotland) did not have the ability or intent to repay the liability to Viragen. Beginning in our fiscal year ended June 30, 2002, Viragen (Scotland) began gradually settling the liability by charging Viragen for services performed on their behalf. Management anticipates the liability will be settled through these charges in the near term. Therefore, it was determined that the account should no longer be considered long-term and thus translation at current exchange rates is appropriate. Since the liability was denominated in U.S. dollars and the Pound Sterling had been strengthening against the U.S. dollar over the last few years, the remeasurement of the liability resulted in a gain. Had the determination been made when Viragen (Scotland) began settling the liability with charges to Viragen in prior periods and the liability been remeasured at then current exchange rates, the impact on our consolidated statements of operations would not have been material and there would have been no effect on total stockholders’ (deficit) equity as such currency gains are reclassifications from accumulated other comprehensive income.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES

Viragen International files separate U.S. income tax returns. ViraNative files separate income tax returns in Sweden. Viragen (Scotland) files separate income tax returns in the United Kingdom.

For financial reporting purposes, loss before income taxes includes the following components:

	Year Ended June 30,
	2006	2005	2004
U.S.	$(1,814,091)	$(9,078,294)	$(1,508,584)
Foreign	(6,745,418)	(6,609,723)	(5,611,295)

	$(8,559,509)	$(15,688,017)	$(7,119,879)

The components of Viragen International’s income tax benefit are as follows:

	Year Ended June 30,
	2006	2005	2004
Current:
Foreign	$—	$—	$—
U.S.	—	—	—

	—	—	—
Deferred:
Foreign	—	—	—
U.S.	43,828	43,828	43,828

	43,828	43,828	43,828

Total income tax provision	$43,828	$43,828	$43,828

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES – (Continued)

Net deferred income taxes at June 30, 2006 and 2005 are approximately as follows:

	June 30,
	2005	2005
Deferred tax assets:
Accrued liabilities	$9,000	$1,000
Net operating loss carry-forwards	16,815,000	14,434,000

Total deferred tax assets	16,824,000	14,435,000
Valuation allowance for deferred tax assets	(16,682,000)	(13,932,000)

	142,000	503,000
Deferred tax liabilities:
Fixed assets	(142,000)	(503,000)
Identifiable intangibles	(413,000)	(457,000)

	(555,000)	(960,000)

Net deferred tax liability	$(413,000)	$(457,000)

The change in the valuation allowance was a net increase of $2,750,000, $2,656,000 and $1,949,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

We have net operating loss carry-forwards for U.S. income tax purposes, with expiration dates, as follows:

Net Operating Losses	Expiration
$417,000	2007—2009
658,000	2010—2012
7,604,000	2011—2026

$8,679,000

These carryfowards include $131,000 whose use is limited to $48,000 per year as a result of a change in ownership in December 1995, as defined by Internal Revenue Code Section 382.

At June 30, 2006 Viragen (Scotland) had approximately $27.3 million in net operating loss carry-forwards that do not expire, which are available to offset future taxable income in Scotland. At June 30, 2006, ViraNative had approximately $19.2 million in net operating loss carry-forwards that do not expire, which are available to offset future taxable income in Sweden.

The reconciliation of income tax benefit computed at the U.S. federal statutory rate applied to our consolidated net loss is as follows:

	Year Ended June 30,
	2006	2005	2004
Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(0.77)	(2.02)	(3.63)
Benefit of lower foreign tax rates	4.23	2.45	4.26
Goodwill impairment	—	15.03	—
Change in valuation allowance	30.03	18.26	32.75

	(0.51)%	(0.28)%	(0.62)%

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – COMMITMENTS

In November 1996, Viragen (Scotland) executed a five year lease, subsequently modified for additional space, for a newly constructed laboratory and manufacturing facility located in Pentlands Science Park near Edinburgh, Scotland. The facility consists of approximately 17,000 square feet with base monthly rental payments of approximately $35,000 plus common area and maintenance charges. The lease further provides for up to four five year extensions at our option. In October 2001, we exercised our first option to extend the lease through October 2006 and we intend to extend the lease for an additional five years. In March 2002 and September 2003, we signed sub-lease agreements, sub-leasing a portion of our space to third parties, with initial terms of one year, thereafter renewable on a monthly basis. The area covered in these sub-lease agreements totals approximately 4,000 square feet generating monthly sub-lease rent of approximately $9,000. This sublease income is included in the other expense (income), net line item of our consolidated statement of operations.

Through ViraNative, we lease approximately 25,500 square feet of laboratory, production and office facilities in Umeå, Sweden under two separate leases. One of the leases representing approximately 21,000 square feet was recently renewed through March 2009 at a total lease cost of approximately $28,000 per month. The initial stages of the manufacture of Multiferon® are conducted in this facility. The other lease representing approximately 4,500 square feet of office space at a total lease cost of approximately $6,000 per month will expire in December 2006 and not be renewed.

We maintain shared administrative offices with Viragen in a 14,800 square foot facility located in Plantation, Florida. The amount of rent allocated to us by Viragen was approximately $166,000, $164,000 and $164,000 for fiscal 2006, 2005 and 2004, respectively.

During the years ended June 30, 2006, 2005 and 2004, we recognized approximately $955,000, $988,000 and $956,000, respectively, in rent expense and related charges arising from our facilities leases.

The Company has also entered into various lease agreements for miscellaneous office equipment. The duration of these agreements ranges from twelve to sixty months.

As of June 30, 2006, the approximate minimum rental payments required under our facility and equipment lease agreements with remaining terms of at least one year are approximately:

2007	$826,000
2008	775,000
2009	680,000
2010	431,000
2011	427,000
After 2011	109,000

NOTE I – CONTRIBUTION

During our fiscal year ended June 30, 2005, we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. In July 2005, the amount we would have been required to repay decreased to 70% of the contribution. In July 2006, 2007 and 2008, the amount we could be required to repay will decrease to 45%, 25% and 10%, respectively, of the contribution. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have no plans to adopt a voluntary change in accounting principle and believe that the adoption of SFAS No. 154 will not have an effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact the adoption of SFAS No. 155 will have on our consolidated financial statements is not known at this time.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will be required to adopt FIN No. 48 for our fiscal year beginning July 1, 2007. We believe the adoption of FIN No. 48 will not have a material effect on our consolidated financial statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – GEOGRAPHIC AND SEGMENT INFORMATION

We define geographical regions as countries in which we operate. We operate extensively through ViraNative and Viragen (Scotland). ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities. In our corporate headquarters located in Plantation, Florida, we conduct only administrative activities.

The following table reconciles long-lived assets, including goodwill and other intangible assets, by geographic region to the consolidated total:

	June 30,
Region	2006	2005
United Kingdom	$1,562,258	$2,753,551
Sweden	8,607,753	8,100,801

	$10,170,011	$10,854,352

Our operations are currently confined to a single business segment: the development and sale of human alpha interferon. All of our product sales for 2006, 2005 and 2004 have been to external customers located outside of the United States. Product sales are attributed to external customers in individual countries based on the location of the customer.

The following table illustrates product sales by country:

	Year ended June 30,
Country	2006	%	2005	%	2004	%
Sweden	$220,950	56.5	$156,489	56.1	$140,320	52.7
Germany	48,373	12.4	43,946	15.8	44,906	16.9
Indonesia	27,125	6.9	32,094	11.5	45,188	17.0
Mexico	33,020	8.4	24,661	8.9	35,723	13.4
Italy	41,483	10.6	14,048	5.0	—	—
Other	20,262	5.2	7,546	2.7	—	—

	$391,213		$278,784		$266,137

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table presents selected quarterly financial information for the periods indicated. This information has been derived from our unaudited quarterly consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in the consolidated financial statements. These operating results are also not necessarily indicative of results for any future period.

	Three Months Ended
	September 30	December 31	March 31	June 30
Fiscal 2006
Product sales	$85,186	$116,973	$98,643	$90,411
Cost of sales	456,829	570,062	681,394	719,803
Net loss	(1,856,355)	(1,889,625)	(1,869,616)	(2,900,085)
Basic and diluted net loss per share of common stock	(0.03)	(0.03)	(0.03)	(0.04)
Weighted average shares of common stock outstanding	73,669,320	73,669,320	73,669,320	73,669,320

Fiscal 2005
Product sales	$30,417	$52,548	$80,078	$115,741
Cost of sales	476,260	754,352	604,944	775,849
Net loss	(1,939,401)	(1,954,154)	(2,064,135)	(9,686,499)
Basic and diluted net loss per share of common stock	(0.03)	(0.03)	(0.03)	(0.13)
Weighted average shares of common stock outstanding	69,985,745	73,669,320	73,669,320	73,669,320

During the quarter ended September 30, 2005, we recorded a net write-down of our finished goods inventory of approximately $91,000. During the quarter ended December 31, 2005, we recorded an additional write-down of our finished goods inventory of approximately $104,000. During the quarter ended June 30, 2006, we recorded a write-off of approximately $930,000 related to certain leasehold improvements and equipment located at our facility in Scotland.

During the quarter ended December 31, 2004, we recorded a write-down of our finished goods inventory of approximately $540,000. During the quarter ended June 30, 2005, we recorded an additional write-down of our finished goods inventory of approximately $181,000 as well as an impairment of our goodwill of approximately $6.9 million.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX OF EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

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