Form 10-Q
period 2006-09-30
VIRAGEN INTERNATIONAL INC
filed 2006-11-14
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2006, there were 77,665,320 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Product sales	$73,567	$85,186

Costs and expenses
Cost of sales	559,429	456,829
Inventory write-down, net	—	90,622
Research and development	241,941	384,181
Selling, general and administrative	855,440	1,060,423
Amortization of intangible assets	41,740	39,463
Other income, net	(82,512)	(89,091)
Interest expense	11,679	10,071

Loss before income taxes	(1,554,150)	(1,867,312)
Income tax benefit	10,957	10,957

Net loss	(1,543,193)	(1,856,355)
Deduct required dividends on preferred stock, Series C	89,950	—
Deduct required dividends on preferred stock, Series D	9,192	—
Deduct discount relating to value of shares of common stock issued with preferred stock, Series C	280,645	—

Net loss attributable to common stockholders	$(1,922,980)	$(1,856,355)

Basic and diluted net loss per share of common stock, after deduction for required dividends and discount on preferred stock	$(0.02)	$(0.03)

Weighted average common shares - basic and diluted	76,970,363	73,669,320

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2006	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$513,339	$320,605
Accounts receivable	56,489	71,107
Inventories	1,861,339	1,821,676
Prepaid expenses	120,566	192,734
Other current assets	65,527	143,087

Total current assets	2,617,260	2,549,209
Property, plant and equipment
Land, building and improvements	4,479,540	4,417,226
Equipment and furniture	3,525,433	3,441,949

	8,004,973	7,859,175
Less accumulated depreciation	(3,353,556)	(3,128,180)

	4,651,417	4,730,995
Goodwill	3,907,566	3,890,415
Developed technology, net	1,514,134	1,548,601

	$12,690,377	$12,719,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,258,728	$515,151
Accrued expenses and other liabilities	483,882	625,722
Current portion of long-term debt	70,969	65,811

Total current liabilities	1,813,579	1,206,684
Long-term debt, less current portion	628,738	627,265
Advances from parent	25,296,474	26,672,371
Deferred income tax liability	401,756	412,712

Series D 24% cumulative preferred stock, $0.01 par value. Authorized 15,000 shares; 7,701 shares issued and outstanding at September 30, 2006. Liquidation preference value: $100 per share, aggregating $770,100 at September 30, 2006	779,292	—

Commitments and contingencies

Stockholders’ deficit
Series C 24% cumulative preferred stock, $0.01 par value. Authorized 18,000 shares; 18,000 shares issued and outstanding at September 30, 2006. Liquidation preference value: $100 per share, aggregating $1,800,000 at September 30, 2006	1,800,000	—
Common stock, $.01 par value; 90,000,000 shares authorized; 77,665,320 shares issued and outstanding at September 30, 2006; 73,669,320 shares issued and outstanding at June 30, 2006	776,653	736,694
Capital in excess of par value	46,456,660	46,482,347
Accumulated deficit	(69,110,152)	(67,187,172)
Accumulated other comprehensive income	3,847,377	3,768,319

Total stockholders’ deficit	(16,229,462)	(16,199,812)

	$12,690,377	$12,719,220

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(1,543,193)	$(1,856,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,022	195,926
Amortization of intangible assets	41,740	39,463
Inventory write-down, net	—	90,622
Deferred income tax benefit	(10,957)	(10,957)
Net loss on foreign exchange remeasurement	842	29,265
Increase (decrease) relating to operating activities from:
Accounts receivable	15,193	8,839
Inventories	(31,844)	291
Prepaid expenses and other current assets	157,098	14,862
Accounts payable and accrued expenses	466,628	(212,881)

Net cash used in operating activities	(739,471)	(1,700,925)
INVESTING ACTIVITY
Additions to property, plant and equipment	—	(185,198)

Net cash used in investing activity	—	(185,198)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock, Series C and common stock	1,605,476	—
Proceeds from sale of preferred stock, Series D	732,351	—
Advances (to) from parent, net	(1,385,087)	1,572,803
Payments on long-term debt, net	(19,777)	(8,551)

Net cash provided by financing activities	932,963	1,564,252
Effect of exchange rate fluctuations on cash and cash equivalents	(758)	(31,590)

Increase (decrease) in cash and cash equivalents	192,734	(353,461)
Cash and cash equivalents at beginning of period	320,605	652,033

Cash and cash equivalents at end of period	$513,339	$298,572

During the three months ended September 30, 2006 and 2005, Viragen International had the following non-cash financing activity:

	September 30,
	2006	2005
Purchase of equipment with notes payable	$21,988	$—

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION

With international operations in the U.S., Scotland and Sweden, we are a bio-pharmaceutical company engaged in the research, development, manufacture, and commercialization of Multiferon® (multi-subtype, human alpha interferon), which is uniquely positioned in valuable niche indications, such as high-risk malignant melanoma, other niche cancer indications and selected infectious diseases.

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA, VRA.U). As of September 30, 2006, Viragen owned 59,818,301 shares of our common stock representing approximately 77.0% of our 77,665,320 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland.

The accompanying unaudited interim consolidated condensed financial statements include Viragen International, Inc. and all of its subsidiaries, including those operating outside the United States of America. All significant transactions among our subsidiaries have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission.

The accompanying unaudited interim consolidated condensed financial statements for Viragen International have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

During the three months ended September 30 2006 we incurred a net loss of approximately $1.5 million. During the fiscal years ended June 30, 2006, 2005, and 2004, we incurred net losses of approximately $8.5 million, $15.6 million, and $7.1 million, respectively, and had an accumulated deficit of approximately $69.1 million as of September 30, 2006. We had a cash balance of approximately $513,000 and working capital of approximately $804,000 at September 30, 2006. We anticipate additional future losses as we commercialize Multiferon® and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through February 2007 and has agreed to provide us with the working capital necessary to fund our operations through February 2007. Viragen will require substantial additional funding to support our operations subsequent to February 2007. As we do not anticipate achieving sufficient cash flows from our operations, we will be dependent upon Viragen for additional funding. Viragen intends to seek additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s inability to obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if Viragen is unable to obtain additional financing by the end of February 2007, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

NOTE B – STOCK-BASED COMPENSATION

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). For the three months ended September 30, 2005 and 2006, we did not recognize any stock-based compensation costs in our consolidated statement of operations as all stock options granted to employees and directors prior to July 1, 2005 were fully vested as of July 1, 2005 and no stock-based compensation was granted during the three months ended September 30, 2005 and 2006. As of September 30, 2006, all of our outstanding stock options have vested and there is no unrecognized stock-based compensation for our outstanding stock options.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

Our 1997 Incentive Stock Option Plan authorized the grant of options to employees, directors, or consultants for up to 600,000 shares of our common stock, of which 376,300 remained available for issuance at September 30, 2006. Options granted under the plan generally vest half upon the date of grant and half upon the first anniversary of the date of grant. All options granted have five year terms from the respective vest dates. The maximum term of any option granted under the plan is ten years.

A summary of stock option activity under our 1997 Incentive Stock Option Plan and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	233,500	$0.58
Granted	—	—
Exercised	—	—
Canceled/Expired	(12,000)	0.94

Outstanding at September 30, 2006	221,500	$0.56	1.12 years	$750

Exercisable at September 30, 2006	221,500	$0.56	1.12 years	$750

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

Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the three months ended September 30, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000. The insurance proceeds were collected in October 2005.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE C – INVENTORIES – (Continued)

Inventories consisted of the following at September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30, 2006
Finished product	$509,774	$558,995
Work in process	993,021	899,945
Raw materials and supplies	358,544	362,736

Total inventories	$1,861,339	$1,821,676

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

The goodwill reported in our consolidated balance sheets as of September 30, 2006 and June 30, 2006 arose from our acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2006:

Balance as of June 30, 2006	$3,890,415
Foreign exchange adjustment	17,151

Balance as of September 30, 2006	$3,907,566

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. We periodically evaluate the acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology intangible asset reported in our consolidated balance sheets as of September 30, 2006 and June 30, 2006 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of September 30, 2006 and June 30, 2006 is as follows:

	September 30, 2006	June 30, 2006
Developed technology	$2,340,025	$2,329,754
Accumulated amortization	(825,891)	(781,153)

Developed technology, net	$1,514,134	$1,548,601

The developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by us. This technology was complete and ViraNative had been selling the resultant human alpha interferon product prior to the acquisition by us. The developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $690,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

The developed technology intangible asset is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE E – DEBT

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $630,000 and $637,000 at September 30, 2006 and June 30, 2006, respectively. This loan carries a floating rate of interest, which was approximately 6.00% at September 30, 2006 and 5.75% at June 30, 2006. We are required to make quarterly payments of principal and interest of approximately $17,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.5 million and $2.6 million as of September 30, 2006 and June 30, 2006, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE F – CAPITAL STOCK

Preferred Stock

We are authorized to issue a total of 2,500,000 shares of preferred stock, par value $0.01 per share. Our board of directors may issue preferred stock by resolutions, without any action of our stockholders. These resolutions may authorize issuance of preferred stock in one or more series. In addition, the board of directors may fix and determine all privileges and rights of the authorized preferred stock series including:

•	dividend and liquidation preferences,

•	voting rights,

•	conversion privileges, and

•	redemption terms.

Series C 24% Cumulative Preferred Stock

We established the Series C 24% Cumulative Preferred Stock in July 2006. We were authorized to issue 18,000 shares of Series C cumulative preferred stock. Each share of Series C cumulative preferred stock, par value $0.01 per share, has a stated value of $100. The holders of the Series C cumulative preferred stock are entitled to receive preferential dividends in cash out of any funds of Viragen International before any dividend or other distribution is paid or declared and set apart for payment on any shares of any Viragen International common stock, or other class of stock to be authorized, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing July 14, 2007 and annually thereafter in cash or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by Viragen or us with gross proceeds equal to or greater than $5 million. At the time of any such financing by either Viragen or us, we have the right to redeem all, but not less than all, of the Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007 and to each subsequent July 14 in the year paid. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.

In July 2006, we completed a private placement of 18,000 units with each unit consisting of one share of our Series C cumulative preferred stock and 200 shares of Viragen International common stock. Accordingly, 18,000 shares of our Series C cumulative preferred stock and 3,600,000 shares of our common stock were issued. We received net proceeds of approximately $1.6 million in connection with this transaction, after payment of a placement agent fee of $144,000 and a non-accountable expense fee of $36,000 paid to the placement agent. In addition, the placement agent received an aggregate of 396,000 shares of our common stock, which represented 22 shares of our common stock for each share of Series C cumulative preferred stock sold.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE F – CAPITAL STOCK – (Continued)

We were obligated to file a registration statement for the resale of the shares of our common stock issued in connection with the Series C cumulative preferred stock private placement for the benefit of the holders of the common stock by October 15, 2006, and to cause the registration statement to be declared effective within 90 days of the filing date. We are obligated to pay investors liquidated damages in cash equal to 1.5% of the stated value of the preferred shares for each 30 days or part thereof for any failure to timely file or obtain an effective registration statement. We intend to file a registration statement registration statement for the resale of the shares of our common stock issued in connection with the Series C cumulative preferred stock private placement in November 2006. As we did not file the registration statement by October 15, 2006, we are obligated to pay the investors liquidated damages, which, based upon our estimated time of filing the registration statement, will be approximately $30,000.

In November 2006, Viragen completed a firm commitment underwriting in excess of the $5 million redemption threshold and all outstanding shares of our Series C cumulative preferred stock were redeemed, including the payment of all related accrued and unpaid dividends.

Series D 24% Cumulative Preferred Stock

We established the Series D 24% Cumulative Preferred Stock in August 2006. We are authorized to issue 15,000 shares of Series D cumulative preferred stock. Each share of Series D cumulative preferred stock, par value $0.01 per share, has a stated value of $100 per share. The holders of the Series D cumulative preferred stock are entitled, subject to the terms of our Certificate to Set Forth Designations, Preferences and Rights with respect to our Series C 24% Cumulative Preferred Stock, to receive a cumulative dividend of 24% per annum on the stated value. The dividend is payable in cash at the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter on each August 18th or (b) upon redemption following the closing of any subsequent financing by Viragen or us, with gross proceeds equal to or greater than $7 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.

Subject to the priority of the Series C cumulative preferred stock and restrictions contained in the Certificate to Set Forth Designations, Preferences and Rights of Series C cumulative preferred stock, the Series D cumulative preferred stock is redeemable by us or the holders of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen or us. The holders of the Series D cumulative preferred stock could require us to redeem all or a portion of such holders’ Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18 despite redemption prior to that date). At the time of any such financing by Viragen or us, we have the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18, despite redemption prior to that date).

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE F – CAPITAL STOCK – (Continued)

In August 2006, we completed a private placement of 3,154 shares of our Series D cumulative preferred stock. We received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense allowance of approximately $6,000 paid to the placement agent.

In September 2006, we issued 4,547 shares of our Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $421,000, after payment of a finder’s fee of approximately $34,000. In October 2006, we issued an additional 3,150 shares of our Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $291,000, after payment of a finder’s fee of approximately $24,000.

Since the Series D cumulative preferred stock is redeemable at the option of the holder, the Series D cumulative preferred stock has been classified outside of the stockholders’ deficit section of our consolidated condensed balance sheet.

In November 2006, Viragen completed a firm commitment underwriting in excess of the $7 million redemption threshold and all outstanding shares of our Series D cumulative preferred stock were redeemed, including the payment of all related accrued and unpaid dividends.

Common Stock

As of September 30, 2006, we had 90 million authorized shares of common stock and there were 77,665,320 outstanding shares of our common stock. Viragen owns 59,818,301 shares of our outstanding common stock, or approximately 77.0%. As of June 30, 2006, Viragen’s ownership interest was approximately 81.2%. The decrease in Viragen’s ownership interest was due to the issuance of shares of our common stock in connection with the private placement of our Series C cumulative preferred stock described above.

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

If and as each of these milestones is met, additional shares of Viragen International common stock will be issued.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE G – ROYALTY AGREEMENT

In November 1986, Viragen, Inc., our parent company, entered into a royalty agreement with Dialysis Corporation of America, Inc. (DCA, formerly Medicore, Inc.) with respect to interferon, transfer factor and products using interferon and transfer factor. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to DCA of $2,400,000. It includes a schedule of royalty payments of:

•	5% of the first $7,000,000 of sales;

•	4% of the next $10,000,000; and

•	3% of the next $55,000,000

These royalties are to be paid until the total of $2,400,000 is achieved. The amended agreement also states that royalties of approximately $108,000 previously accrued by Viragen, Inc. prior to May 1993 under the agreement are payable to DCA as the final payment. From May 1993 through September 2001, Viragen, Inc. paid royalties under the amended agreement totaling approximately $70,000.

Royalties owed to DCA of approximately $90,000, based on our human alpha interferon sales from October 1, 2001 through June 30, 2003, were payable in three installments: $30,000 was payable by August 1, 2003; $30,000 was payable by August 1, 2004; and $30,000 was payable by August 1, 2005. The three installments totaling $90,000, plus $4,500 in interest, have been made. Subsequent to June 30, 2003, in accordance with the terms of the amended agreement, royalties are paid to DCA based on our sales of human alpha interferon on a quarterly basis. For the three months ended September 30, 2006 and 2005, royalties due under the agreement totaled approximately $4,000 and $4,000, respectively. To date, we have paid or accrued royalties on approximately $6.3 million in product sales.

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

	Three Months Ended September 30,
	2006	2005
Net loss	$(1,543,193)	$(1,856,355)
Other comprehensive income:
Currency translation adjustment	79,058	50,074

Comprehensive loss	$(1,464,135)	$(1,806,281)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE I – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to us are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three months ended September 30, 2006 and 2005, expenses allocated by Viragen totaled approximately $240,000 and $338,000, respectively.

Viragen (Scotland) conducts research and development and performs administrative functions on behalf of Viragen. These expenses incurred by Viragen (Scotland) relate to antibody and avian transgenic projects and are charged to Viragen as incurred. For the three months ended September 30, 2006 and 2005, research and development expenses charged to Viragen totaled approximately $618,000 and $486,000, respectively. The amount of administrative expenses charged to Viragen was nil and $6,000 for the three months ended September 30, 2006 and 2005, respectively. These expenses charged to Viragen are offset against the respective line items in our consolidated condensed statements of operations.

Viragen (Scotland) also charges an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For the three months ended September 30, 2006 and 2005, this administrative fee totaled approximately $46,000 and $38,000, respectively. This income has been recorded in the other income, net line item of our consolidated statements of operations.

NOTE J – CONTRIBUTION

During our fiscal year ended June 30, 2005, we received a contribution in the amount of $278,000 from a business development agency in Sweden. This contribution was awarded in connection with our capital investment in our renovated facility in Umeå, Sweden, which was completed during our fiscal year ended June 30, 2004. This contribution was recorded as a reduction of the cost of the building improvements. We could be required to repay a portion of this contribution if we do not meet certain conditions under the award, including, but not limited to, keeping the facility in operation. In July 2005, the amount we would have been required to repay decreased to 70% of the contribution. In July 2006, the amount we would have been required to repay decreased to 45% of the contribution. In July 2007 and 2008, the amount we could be required to repay will decrease to 25% and 10%, respectively, of the contribution. At this time, we have no reason to believe we will be required to repay any portion of the contribution.

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 for our fiscal year that began on July 1, 2006 did not have an effect on our consolidated financial statements. We have no plans to adopt a voluntary change in accounting principle.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact the adoption of SFAS No. 157 will have on our consolidated financial statements is not known at this time.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. At this time, the adoption of SAB No. 108 is not expected to have a material effect on our consolidated financial statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE L – SUBSEQUENT EVENT

In November 2006, Viragen completed an underwritten public offering of 72,004,951 Units at a price to the public of $0.26 per Unit, which included 5,004,951 Units purchased to cover over-allotments. The Units trade on the American Stock Exchange under the trading symbol “VRA.U”, and each Unit consists of one share of Viragen common stock and one warrant to purchase one share of Viragen common stock, exercisable at a price of $0.31 per share. This offering raised gross proceeds of approximately $18.7 million, and after fees and expenses, Viragen received approximately $17.0 million. We have utilized approximately $3.6 million of the net proceeds received by Viragen for the redemption of our Series C and D cumulative preferred stock, including the payment of the related accrued and unpaid dividends. Viragen utilized an additional $7.9 million of the net proceeds for the redemption of its Series J cumulative convertible preferred stock, including payment of the related accrued and unpaid dividends, and the retirement of certain debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “us” and “we” are to the Company. You should read the following discussion in conjunction with our unaudited consolidated condensed financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC.

Introduction

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA, VRA.U). As of September 30, 2006, Viragen owned 59,818,301 shares of our common stock representing approximately 77.0% of our outstanding common stock. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the following:

•	our failure to achieve significant revenues;

•	our failure to service our debt;

•	our ability to procure additional funding;

•	regulation by federal, state and foreign regulatory authorities in the manufacturing and selling of our Multiferon® product;

•	our reliance on third parties to market and distribute our Multiferon® product;

•	the effect of competition in the pharmaceutical and biotechnology industry;

•	our reliance on foreign third party manufacturers;

•	the availability of human leukocytes and other materials used in the production of our product;

•	an adverse change in foreign currency exchange rates;

•	our ability to protect our intellectual property;

•	our exposure to litigation;

•	our dependence on our key managers and scientific personnel and our scientific collaborators;

•	a decline in demand for shares of our common stock;

•	volatility in the market for shares of our common stock;

•	the effect of economic conditions generally; and

•	regulation by federal, state and foreign regulatory authorities in connection with developing, marketing, manufacturing and selling our product candidates.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may.” Factors that may cause our actual results to differ materially include the risks and uncertainties described under “Part I. Item 1A – Risk Factors” in our Annual Report on Form 10-K filed with the SEC. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q and registration statements and amendments, if any. Those risks and uncertainties are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations could be adversely affected.

Liquidity and Capital Resources

At September 30, 2006, we had cash on-hand of approximately $513,000, working capital of approximately $804,000, an accumulated deficit since organization of $69.1 million and a stockholders’ deficit of approximately $16.2 million. Subsequent to September 30, 2006, we received additional net proceeds from the sale of our Series D cumulative preferred stock of approximately $291,000.

For the three months ended September 30, 2006, our funding primarily consisted of net proceeds from the sale of our Series C and Series D cumulative preferred stock totaling approximately $2.3 million. Of this amount, approximately $1.4 million was used to repay a portion of the advances from Viragen. Cash used to fund operations during the three months ended September 30, 2006 totaled approximately $739,000. During the three months ended September 30, 2006 we also repaid approximately $20,000 of our long-term debt.

We are currently dependent upon advances from Viragen, and to a lesser extent, revenue generated from the sale of our human alpha interferon product, to fund our operations. In November 2006, Viragen completed an underwritten public offering of 72,004,951 Units at a price to the public of $0.26 per Unit, which included 5,004,951 Units purchased to cover over-allotments. The Units trade on the American Stock Exchange under the trading symbol “VRA.U”, and each Unit consists of one share of Viragen common stock and one warrant to purchase one share of Viragen common stock, exercisable at a price of $0.31 per share. This offering raised gross proceeds of approximately $18.7 million, and after fees and expenses, Viragen received approximately $17.0 million. We have utilized approximately $3.6 million of the net proceeds received by Viragen for the redemption of our Series C and D cumulative preferred stock, including the payment of the related accrued and unpaid dividends. Viragen utilized an additional $7.9 million of the net proceeds for the redemption of its Series J cumulative convertible preferred stock and the retirement of certain debt. We believe the net proceeds from Viragen’s offering will be sufficient to fund Viragen’s and our operations through February 2007.

We will require substantial future capital in order to continue to complete research, development and commercialization of Multiferon®, to meet our debt service obligations, to fund other operating expenses and to otherwise execute our business plan. Historically, Viragen has provided us with the working capital necessary to fund operations. As we do not anticipate achieving sufficient cash flows from our operations for the foreseeable future, we will be dependent upon Viragen for additional funding. Viragen plans to seek additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s inability to obtain additional capital through equity or debt financings, or generate substantial revenue, would have a material adverse effect on our financial condition and our ability to continue operations. In the event that Viragen or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations after February 2007, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

Our future capital requirements are dependent upon many factors, including:

•	revenue generated from licensing Multiferon®;

•	revenue generated from the sale of Multiferon®;

•	our ability to conduct future financings;

•	our ability to service our preferred stock;

•	progress with future research, development and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative agreements and effective commercialization activities.

Based on our operating plans, for the fiscal year ending June 30, 2007, we anticipate the need of approximately $5.0 million for operating activities, $500,000 for investing activities and $100,000 to service our financing obligations other than with Viragen after redemption of our Series C and D cumulative preferred stock and all accrued and unpaid dividends. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

Series C 24% Cumulative Preferred Stock

In July 2006, we completed a private placement of 18,000 units with each unit consisting of one share of our Series C 24% cumulative preferred stock and 200 shares of Viragen International common stock. Accordingly, 18,000 shares of our Series C cumulative preferred stock and 3,600,000 shares of our common stock were issued. We received net proceeds of approximately $1.6 million in connection with this transaction, after payment of a placement agent fee of $144,000 and a non-accountable expense fee of $36,000 paid to the placement agent. In addition, the placement agent received an aggregate of 396,000 shares of our common stock, which represented 22 shares of our common stock for each share of Series C cumulative preferred stock sold.

Each share of Series C cumulative preferred stock, par value $0.01 per share, has a stated value of $100. The holders of the Series C cumulative preferred stock are entitled to receive preferential dividends in cash out of any funds of Viragen International before any dividend or other distribution is paid or declared and set apart for payment on any shares of any Viragen International common stock, or other class of stock to be authorized, at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing July 14, 2007 and annually thereafter in cash or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing (whether done in one or more financings of debt or equity) by Viragen or us with gross proceeds equal to or greater than $5 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.

Each holder of the Series C cumulative preferred stock could require us to redeem all or a portion of such holder’s Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007 and to each July 14 thereafter (i.e., if such redemption occurs, dividends will be accrued and payable through the next July 14 despite redemption prior to that date), upon the closing of any subsequent financing by Viragen or us with gross proceeds equal to or greater than $5 million. At the time of any such financing by Viragen or us, we have the right to redeem all, but not less than all, of the Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007 and to each July 14 thereafter (i.e. if such redemption occurs, dividends will be accrued and payable through the next July 14 despite redemption prior to that date).

We were obligated to file a registration statement for the resale of the shares of our common stock issued in connection with the Series C cumulative preferred stock private placement for the benefit of the holders of the common stock by October 15, 2006, and to cause the registration statement to be declared effective within 90 days of the filing date. We are obligated to pay investors liquidated damages in cash equal to 1.5% of the stated value of the preferred shares for each 30 days or part thereof for any failure to timely file or obtain an effective registration statement. We intend to file a registration statement registration statement for the resale of the shares of our common stock issued in connection with the Series C cumulative preferred stock private placement in November 2006. As we did not file the registration statement by October 15, 2006, we are obligated to pay the investors liquidated damages, which, based upon our estimated time of filing the registration statement, will be approximately $30,000.

In November 2006, Viragen completed a firm commitment underwriting in excess of the $5 million redemption threshold and all outstanding shares of our Series C cumulative preferred stock were redeemed, including the payment of all related accrued and unpaid dividends. The total amount paid for the redemption was approximately $2.2 million.

Series D 24% Cumulative Preferred Stock

In August 2006, we completed a private placement of $315,400 consisting of 3,154 shares of Series D 24% Cumulative Preferred Stock. We received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense fee of approximately $6,000 paid to the placement agent.

In September 2006, we issued 4,547 shares of our Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $421,000, after payment of a finder’s fee of approximately $34,000. In October 2006, we issued an additional 3,150 shares of our Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $291,000, after payment of a finder’s fee of approximately $24,000.

Each share of Series D cumulative preferred stock, par value $0.01 per share, has a stated value of $100 per share. The holders of the Series D cumulative preferred stock are entitled, subject to the terms of our Certificate to Set Forth Designations, Preferences and Rights with respect to our Series C 24% Cumulative Preferred Stock, to receive a cumulative dividend of 24% per annum on the stated value. The dividend is payable in cash at the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter on each August 18th or (b) upon redemption following the closing of any subsequent financing by Viragen or us, with gross proceeds equal to or greater than $7 million. To the extent not prohibited by law, dividends must be paid to the holders not later than five business days after the end of each period for which dividends are payable.

Subject to the priority of the Series C cumulative preferred stock and restrictions contained in the Certificate to Set Forth Designations, Preferences and Rights of Series C cumulative preferred stock, the Series D cumulative preferred stock is redeemable by us or the holders of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen or us. The holders of the Series D cumulative preferred stock could require us to redeem all or a portion of such holders’ Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18 despite redemption prior to that date). At the time of any such financing by Viragen or us, we have the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., if such redemption occurs, dividends will be accrued and payable through the next August 18, despite redemption prior to that date).

In November 2006, Viragen completed a firm commitment underwriting in excess of the $7 million redemption threshold and all outstanding shares of our Series D cumulative preferred stock were redeemed, including the payment of accrued and unpaid dividends. The total amount paid for the redemption was approximately $1.3 million.

Results of Operations

Product Sales

For the three months ended September 30, 2006, product sales totaled approximately $74,000 compared to approximately $85,000 for the three months ended September 30, 2005. This decrease in product sales is attributed to a decrease in Multiferon® sales volume in Sweden and Germany, which was offset by an increase in Multiferon® sales volume in Indonesia.

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

There are other challenges associated with international marketing activities including language and cultural barriers, variations in compliance procedures in certain countries and/or changes in regulatory requirements where our product may be marketed, performance of our distribution channels, government’s willingness to promote cheaper generic versions of competing products, the general population’s inability to afford private care drug products, changes in economic conditions and instability from country to country, changes in a country’s political condition, trade protection measures, tariffs and other trade barriers, including import and export restrictions, and tax issues. Our future revenues, costs of operations and profit results could be materially adversely affected by any or all of these factors. It may take significant time to overcome these challenges with no assurance that a particular market will ever be effectively penetrated.

Cost of Sales

Cost of sales, which includes excess/idle production costs, totaled approximately $559,000 for the three months ended September 30, 2006 compared to approximately $457,000 for the same period in the prior year. This increase in cost of sales is primarily attributed to certain costs associated with one of our manufacturing facilities in Sweden, including depreciation and general operating expenses incurred in connection with the certification of new equipment added to the facility. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down, net

There were no inventory write-downs during the three months ended September 30, 2006. During the three months ended September 30, 2005, a freezer at our facility in Sweden malfunctioned causing the temperature of certain work in process inventory to rise above the approved levels for frozen product. Accordingly, we recorded a net write-down of approximately $91,000 of work in process inventory. This loss is net of an insurance recovery of approximately $486,000, which we collected in October 2005.

Research and Development

Research and development costs include scientific salaries and support fees, product used for clinical trials, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended September 30, 2006 totaled approximately $242,000 compared to approximately $384,000 for the three months ended September 30, 2005. This decrease is primarily due to a reduction in personnel related costs, consulting fees, laboratory supplies and product used for clinical trials.

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

Selling, General and Administrative

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the three months ended September 30, 2006, selling, general and administrative expenses totaled approximately $855,000 compared to approximately $1.1 million for the three months ended September 30, 2005. Included in these amounts were selling, general and administrative expenses allocated by Viragen, our parent company, which totaled approximately $240,000 and $338,000 for the three months September 30, 2006 and 2005, respectively. The decrease in the amount allocated by Viragen was primarily due to a reduction in salaries and related expenses and professional services fees incurred by Viragen on our behalf. During the current year, we also experienced a decrease in consulting fees, travel-related expenses and general operating expenses.

Our successful commercialization of Multiferon® will require additional planned clinical trials, which are dependent upon Viragen’s continued funding of our operations, our ability to independently raise significant additional funding, or our ability to generate sufficient cash flow from operating activities.

If we are unsuccessful in obtaining licensing agreements related to the marketing of Multiferon® that provide for third-party marketing support, we anticipate that selling related expenses will increase over the next twelve months. This increase is expected due to the planned expansion of our Multiferon® sales and marketing efforts. These increases will be incurred in sales personnel related expenses, consulting fees, travel related expenses, promotional materials and other marketing related costs.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three months ended September 30, 2006, amortization of intangible assets totaled approximately $42,000, compared to approximately $39,000 for the three months ended September 30, 2005. The period over period increase is due to the weakening of the U.S. dollar against the Swedish Krona.

Other Income, Net

The primary components of other income, net, are administrative fees charged to Viragen based on a percentage of our operating expenses charged to Viragen, sub-lease income on certain office space in our facility in Scotland, interest earned on cash and cash equivalents, transaction and remeasurement gains or losses on foreign exchange and gains or losses on the disposal of property and equipment.

For the three months ended September 30, 2006, other income, net, totaled approximately $83,000 compared to other income, net, of approximately $89,000 for the three months ended September 30, 2005. This decrease is primarily due to a decrease in administrative fees charged to Viragen as a result of a decrease in the amount of research and development expenses charged to Viragen.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish and Scottish subsidiaries. These debt facilities had interest rates ranging from 6.00% to 8.18% at September 30, 2006. Interest expense for the three months ended September 30, 2006 totaled approximately $12,000 up from approximately $10,000 for three months ended September 30, 2005. This increase is primarily due to equipment financing that was recently obtained by our Scottish subsidiary.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three months ended September 30, 2006 and 2005, our income tax benefit was approximately $11,000. Income tax benefit for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our consolidated balance sheet reflects a deferred income tax liability of approximately $402,000 as of September 30, 2006, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods. On an on-going basis, we evaluate our estimates, including those related to inventories, depreciation, amortization, asset valuation allowances and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of purified human alpha interferon that is available for sale. Cost of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

•	Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of the consolidated financial statements included in this quarterly report, we are not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including intangible assets, for impairment.

•	Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management has selected April 1st as the date of our annual impairment review. All of our goodwill arose from the acquisition of ViraNative on September 28, 2001 and the subsequent achievement of certain milestones defined in the acquisition agreement. We periodically evaluate that acquired business for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of the acquired business. Changes in the estimates used to conduct our impairment review, including revenue projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

•	Revenue recognition. We recognize revenue from sales of our human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires prior period financial statements to be restated for voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 for our fiscal year that began on July 1, 2006 did not have an effect on our consolidated financial statements. We have no plans to adopt a voluntary change in accounting principle.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact the adoption of SFAS No. 157 will have on our consolidated financial statements is not known at this time.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. At this time, the adoption of SAB No. 108 is not expected to have a material effect on our consolidated financial statements.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The strengthening of the U.S. dollar against these local currencies will result in lower revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the three months ended September 30, 2006, the U.S. dollar weakened against the British Pound by approximately 3.1% and weakened against the Swedish Krona by approximately 0.4%.

We do not currently engage in hedging activities with respect to our foreign currency exposure. However, we continually monitor our exposure to currency fluctuations. We have not incurred significant realized losses on foreign exchange transactions. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

We were not adversely impacted by the European Union’s adoption of the “Euro” currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of September 30, 2006.

Item 4. Controls and Procedures

Disclosure Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Item 4, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that (a) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13A-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors update similarly titled risk factors contained in our Annual Report on Form 10-K for the year ended June 30, 2006. For additional information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for our fiscal year ended June 30, 2006, as updated below. See also “Part I. Item 2 — Cautionary Factors That May Affect Future Results” above.

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

Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of minimal sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities. Losses have totaled approximately:

•	$1.5 million for the three months ended September 30, 2006;

•	$8.5 million for the fiscal year ended June 30, 2006;

•	$15.6 million for the fiscal year ended June 30, 2005; and

•	$7.1 million for the fiscal year ended June 30, 2004;

At September 30, 2006, we had cash on-hand of approximately $513,000, working capital of approximately $804,000, an accumulated deficit since organization of approximately $69.1 million and a stockholders’ deficit of approximately $16.2 million. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

Subsequent to September 30, 2006, we received net proceeds of approximately $291,000 from the sale of our Series D cumulative preferred stock and Viragen received net proceeds of approximately $17.0 million from its underwritten public offering. However, approximately $11.5 million of the proceeds from Viragen’s underwritten public offering were utilized to redeem Viragen’s Series J cumulative convertible preferred stock and our Series C and D cumulative preferred stock, including the payment of the related accrued and unpaid dividends, and the retirement of a portion of Viragen’s convertible debentures. However, we continue to experience operating losses and cash flow difficulties. We believe that this additional funding will provide sufficient cash to support our operations through February 2007. However, we will require substantial additional funding to support our operations subsequent to February 2007. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Historically, Viragen has provided us with the working capital necessary to fund operations. Accordingly, if Viragen or we are unable to obtain additional financing by the end of February 2007, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

Historically, Viragen has provided us with the working capital necessary to fund our operations; however, we understand that Viragen is, itself, experiencing cash flow difficulties. While we believe Viragen has sufficient capital on hand to fund its and our operations through February 2007, Viragen will require substantial additional funding to support its and our operations subsequent to February 2007. In addition, Viragen has received deficiency notices from the American Stock Exchange, or AMEX, and if Viragen is unable to satisfy the AMEX that it will regain compliance with its continued listing criteria, Viragen’s common stock and units may be delisted from AMEX, which could accelerate repayment of its outstanding indebtedness, and adversely affect investor perception, which would adversely affect Viragen’s ability to raise additional capital. If Viragen is unsuccessful in its efforts to raise additional capital, or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

Our business is capital intensive, and we do not currently generate sufficient revenues to offset our debt service obligations, research and development activities and other operating expenses. If we are unable to obtain additional funding, as and when required, we may have to significantly curtail or completely terminate our operations.

We will require substantial future capital in order to continue to complete research, development and commercialization of Multiferon®, to meet our debt service obligations, to fund other operating expenses and to otherwise execute our business plan. Historically, Viragen has provided us with the working capital necessary to fund our operations, however, we understand that Viragen is experiencing cash flow difficulties. While we believe Viragen has sufficient capital on hand to fund their operations through February 2007, Viragen will require substantial additional funding to support its and our operations subsequent to February 2007. If Viragen or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all.

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

Based on our operating plans, for the fiscal year ending June 30, 2007, we anticipate that we will need approximately $5.0 million for operating activities, $500,000 for investing activities and $100,000 to service our financing obligations other than with Viragen after redemption of our Series C and D cumulative preferred stock and all accrued and unpaid dividends. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

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

Viragen International, Inc.

Date: November 14, 2006	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and Principal Financial Officer

Date: November 14, 2006	By:	/s/ Nicholas M. Burke
Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002