Form 10-Q
period 2006-12-31
VIRAGEN INTERNATIONAL INC
filed 2007-02-14
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 9, 2007, there were 77,665,320 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Product sales	$114,595	$116,973	$188,162	$202,159
Costs and expenses
Cost of sales	627,036	570,062	1,186,465	1,026,891
Inventory write-down, net	1,516,495	103,662	1,516,495	194,284
Research and development	214,934	402,502	456,875	786,683
Selling, general and administrative	1,010,111	982,532	1,865,551	2,042,955
Amortization of intangible assets	42,681	37,932	84,421	77,395
Other income, net	(117,076)	(88,252)	(199,588)	(177,343)
Interest expense	19,647	9,117	31,326	19,188

Loss before income taxes	(3,199,233)	(1,900,582)	(4,753,383)	(3,767,894)
Income tax benefit	(10,957)	(10,957)	(21,914)	(21,914)

Net loss	(3,188,276)	(1,889,625)	(4,731,469)	(3,745,980)

Deduct required dividends on preferred stock, Series C	342,049	—	432,000	—
Deduct required dividends on preferred stock, Series D	251,232	—	260,424	—
Deduct discount relating to value of shares of common stock issued with preferred stock, Series C	—	—	280,645	—

Net loss attributable to common stockholders	$(3,781,557)	$(1,889,625)	$(5,704,538)	$(3,745,980)

Basic and diluted net loss per share of common stock, after deduction for required dividends and discount on preferred stock	$(0.05)	$(0.03)	$(0.07)	$(0.05)

Weighted average common shares - basic and diluted	77,665,320	73,669,320	77,317,842	73,669,320

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2006	June 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$318,218	$320,605
Accounts receivable	65,368	71,107
Inventories	664,089	1,821,676
Prepaid expenses	227,106	192,734
Other current assets	100,255	143,087

Total current assets	1,375,036	2,549,209
Property, plant and equipment
Land, building and improvements	4,750,075	4,417,226
Equipment and furniture	3,742,001	3,441,949

	8,492,076	7,859,175
Less accumulated depreciation	(3,710,843)	(3,128,180)

	4,781,233	4,730,995
Goodwill	4,176,265	3,890,415
Developed technology, net	1,574,117	1,548,601

	$11,906,651	$12,719,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$807,717	$515,151
Accrued expenses and other liabilities	589,773	625,722
Current portion of long-term debt	73,216	65,811

Total current liabilities	1,470,706	1,206,684
Long-term debt, less current portion	654,141	627,265
Advances from parent	30,560,667	26,672,371
Deferred income tax liability	390,799	412,712

Commitments and contingencies

Stockholders’ deficit
Common stock, $.01 par value; 90,000,000 shares authorized; 77,665,320 shares issued and outstanding at December 31, 2006; 73,669,320 shares issued and outstanding at June 30, 2006	776,653	736,694
Capital in excess of par value	46,374,483	46,482,347
Accumulated deficit	(72,891,710)	(67,187,172)
Accumulated other comprehensive income	4,570,912	3,768,319

Total stockholders’ deficit	(21,169,662)	(16,199,812)

	$11,906,651	$12,719,220

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(4,731,469)	$(3,745,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329,766	374,640
Amortization of intangible assets	84,421	77,395
Inventory write-down, net	1,516,495	194,284
Deferred income tax benefit	(21,914)	(21,914)
Net (gain) loss on foreign exchange remeasurement	(3,764)	30,398
Increase (decrease) relating to operating activities from:
Accounts receivable	10,867	(31,047)
Inventories	(215,213)	(91,878)
Prepaid expenses and other current assets	35,641	589,302
Accounts payable and accrued expenses	100,898	(266,807)

Net cash used in operating activities	(2,894,272)	(2,891,607)

INVESTING ACTIVITY
Additions to property, plant and equipment, net	(14,310)	(336,230)

Net cash used in investing activity	(14,310)	(336,230)

FINANCING ACTIVITIES
Advances from parent, net	3,917,162	3,258,869
Proceeds from sale of preferred stock, Series C and common stock	1,605,476	—
Proceeds from sale of preferred stock, Series D	988,174	—
Redemption of preferred stock, Series C	(1,800,000)	—
Redemption of preferred stock, Series D	(1,085,100)	—
Payment of dividends on preferred stock, Series C & D	(692,424)	—
Payments on long-term debt, net	(38,485)	(35,439)

Net cash provided by financing activities	2,894,803	3,223,430
Effect of exchange rate fluctuations on cash and cash equivalents	11,392	(48,403)

Decrease in cash and cash equivalents	(2,387)	(52,810)
Cash and cash equivalents at beginning of period	320,605	652,033

Cash and cash equivalents at end of period	$318,218	$599,223

During the six months ended December 31, 2006 and 2005, Viragen International had the following non-cash financing activity:

	December 31,
	2006	2005
Purchase of equipment with notes payable	$21,988	$84,079

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA, VRA.U, VRA.WS). As of December 31, 2006, Viragen owned 59,818,301 shares of our common stock representing approximately 77.0% of our 77,665,320 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland.

The accompanying unaudited interim consolidated condensed financial statements include Viragen International, Inc. and all of its subsidiaries, including those operating outside the United States of America. All significant transactions among our subsidiaries have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission.

The accompanying unaudited interim consolidated condensed financial statements for Viragen International have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying interim consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006.

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

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2007.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

During the three and six months ended December 31, 2006 we incurred net losses of approximately $3.2 million and $4.7 million, respectively. During our fiscal years ended June 30, 2006, 2005, and 2004, we incurred net losses of approximately $8.5 million, $15.6 million, and $7.1 million, respectively. At December 31, 2006 we had an accumulated deficit of approximately $72.9 million and a stockholders’ deficit of approximately $21.2 million. We had a cash balance of approximately $318,000 and a working capital deficit of approximately $96,000 at December 31, 2006. We anticipate additional future losses as we commercialize Multiferon® and conduct additional research and development activities and clinical trials to obtain additional regulatory approvals. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through February 2007 and has agreed to provide us with the working capital necessary to fund our operations through February 2007. Viragen will require substantial additional funding to support its and our operations subsequent to February 2007. As we do not anticipate achieving sufficient cash flows from our operations, we will remain dependent upon Viragen for additional funding. We understand that Viragen is seeking additional capital through various means including equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s inability to obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if Viragen is unable to obtain additional financing by the end of February 2007, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Due to our financial condition, the report of our independent registered public accounting firm on our June 30, 2006 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Since inception, we have been dependent on Viragen to provide us with working capital. Due to Viragen’s current weak financial condition, Viragen and the Company have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing, as well as distribution partners for Multiferon® to generate licensing and sales revenues. We are in active dialogue with prospective investors and strategic partners and hope to conclude one or more transactions that will provide us with necessary capital on a timely basis.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

In addition, if Viragen is unable to restructure their financial obligations and/or secure additional capital prior to March 20, 2007, they will be unable to achieve compliance with the American Stock Exchange’s maintenance criteria prior to the deadline imposed by the AMEX. If Viragen fails to achieve compliance and the AMEX delists their securities, we do not believe Viragen will be able to secure an alternative listing on the New York Stock Exchange or NASDAQ, in the absence of which, holders of approximately $10.7 million of Viragen’s outstanding convertible debt will have the right to accelerate payment of amounts due to them. This would significantly hamper Viragen’s ability to fund our operations.

In the event Viragen’s or our capital-raising and revenue-generation efforts are unsuccessful, and unless Viragen is able to obtain payment extensions and voluntary recapitalization of its debt structure, which may involve dilution of existing stockholders, Viragen and the Company may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before Viragen or we seek such reorganization, Viragen and we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

NOTE B – STOCK-BASED COMPENSATION

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). For the three and six months ended December 31, 2006 and 2005, we did not recognize any stock-based compensation costs in our consolidated statements of operations as all stock options granted to employees and directors prior to July 1, 2005 were fully vested as of July 1, 2005 and no stock-based compensation was granted during the three and six months ended December 31, 2006 and 2005. As of December 31, 2006, all of our outstanding stock options have vested and there is no unrecognized stock-based compensation for our outstanding stock options.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

Our 1997 Stock Option Plan authorized the grant of options to employees, directors, or consultants for up to 600,000 shares of our common stock, of which 396,800 remained available for issuance at December 31, 2006. Options granted under the plan generally vest half upon the date of grant and half upon the first anniversary of the date of grant. All options granted have five year terms from the respective vest dates. The maximum term of any option granted under the plan is ten years. Unless the plan has been suspended or terminated by our board of directors, the 1997 Stock Option Plan will terminate on February 27, 2007. The termination of the plan will not affect the validity of any plan options previously granted.

A summary of stock option activity under our 1997 Stock Option Plan and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2006	233,500	$0.58
Granted	—	—
Exercised	—	—
Canceled/Expired	(32,500)	0.82

Outstanding at December 31, 2006	201,000	$0.54	0.98 years	$250

Exercisable at December 31, 2006	201,000	$0.54	0.98 years	$250

NOTE C – INVENTORIES

Inventories consist of raw materials and supplies, work in process, and finished product. Finished product consists of Multiferon® (multi-subtype, human alpha interferon) that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs represent fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs are expensed in the period in which they are incurred and are included in cost of sales.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE C – INVENTORIES – (Continued)

During the three months ended December 31, 2006, we recorded an aggregate write-down of approximately $1.5 million for a portion of our finished product and work in process inventory. The finished product consisted of Multiferon® in ampoules. Based on our current sales forecasts and plans to change from ampoules to pre-filled syringes in our major markets, it was determined that a significant portion of our ampoule inventory may not be sold prior to expiration of the shelf-life. The work in process consisted of Multiferon® in pre-filled syringes whose shelf-life may expire prior to us being able to sell the inventory based on the current estimated timing of receipt of regulatory approvals and subsequent product sales. Historically, these pre-filled syringes were included in work in process while we sought approval from the Swedish regulatory authorities to deliver Multiferon® in pre-filled syringes. Our pre-filled syringe application has been submitted to the Swedish regulatory authorities and is pending approval. A decision is expected during the first half of calendar 2007.

During the three months ended December 31, 2005, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. During the three months ended September 30, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.

Inventories consisted of the following at December 31, 2006 and June 30, 2006:

	December 31,	June 30,
	2006	2006
Finished product	$98,588	$558,995
Work in process	183,335	899,945
Raw materials and supplies	382,166	362,736

Total inventories	$664,089	$1,821,676

Certain raw materials used in the manufacture of Multiferon®, including human white blood cells, are only available from a limited number of suppliers. We are dependent on our suppliers to allocate a sufficient portion of their capacity to meet our needs.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The goodwill reported in our consolidated balance sheets as of December 31, 2006 and June 30, 2006 arose from our acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of goodwill, the carrying amount has increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. The following table reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2006:

Balance as of June 30, 2006	$3,890,415
Foreign exchange adjustment	285,850

Balance as of December 31, 2006	$4,176,265

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

The developed technology intangible asset reported in our consolidated balance sheets as of December 31, 2006 and June 30, 2006 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of December 31, 2006 and June 30, 2006 is as follows:

	December 31, 2006	June 30, 2006

Developed technology	$2,500,934	$2,329,754
Accumulated amortization	(926,817)	(781,153)

Developed technology, net	$1,574,117	$1,548,601

The developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by us. This technology was complete and ViraNative had been selling the resultant human alpha interferon product prior to the acquisition by us. The developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $851,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE E – DEBT

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $665,000 and $637,000 at December 31, 2006 and June 30, 2006, respectively. This loan carries a floating rate of interest, which was approximately 6.50% at December 31, 2006 and 5.75% at June 30, 2006. We are required to make quarterly payments of principal and interest of approximately $20,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.6 million as of December 31, 2006 and June 30, 2006.

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

Series C 24% Cumulative Preferred Stock

We established the Series C 24% Cumulative Preferred Stock in July 2006. We were authorized to issue 18,000 shares of Series C cumulative preferred stock. Each share of Series C cumulative preferred stock, par value $0.01 per share, had a stated value of $100 per share. In July 2006, we completed a private placement of 18,000 units with each unit consisting of one share of our Series C cumulative preferred stock and 200 shares of Viragen International common stock. Accordingly, 18,000 shares of our Series C cumulative preferred stock and 3,600,000 shares of our common stock were issued. We received net proceeds of approximately $1.6 million in connection with this transaction, after payment of a placement agent fee of $144,000 and a non-accountable expense fee of $36,000 paid to the placement agent. In addition, the placement agent received an aggregate of 396,000 shares of our common stock, which represented 22 shares of our common stock for each share of Series C cumulative preferred stock sold.

The holders of the Series C cumulative preferred stock were entitled to receive preferential dividends at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing July 14, 2007 and annually thereafter or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing by Viragen or us with gross proceeds equal to or greater than $5 million. At the time of any such financing by either Viragen or us, we had the right to redeem all, but not less than all, of the Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007. In November 2006, Viragen completed a public offering of its equity securities in excess of the $5 million redemption threshold and all outstanding shares of our Series C cumulative preferred stock were redeemed, including the payment of $432,000 of related dividends.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE F – CAPITAL STOCK – (Continued)

We were obligated to file a registration statement with the Securities and Exchange Commission for the resale of the shares of our common stock issued in connection with the July 2006 private placement of units for the benefit of the holders of the common stock by October 15, 2006, and to cause the registration statement to be declared effective within 90 days of the filing date. We are obligated to pay investors liquidated damages in cash equal to 1.5% of the stated value of the Series C cumulative preferred stock for each 30 days or part thereof for any failure to timely file or obtain an effective registration statement. In November 2006, we filed a registration statement for the resale of the shares of our common stock issued in connection with the July 2006 private placement of units. This registration statement was declared effective in December 2006. As we did not file the registration statement by October 15, 2006, we are obligated to pay the investors liquidated damages, which, based on the actual filing date of the registration statement, will be approximately $44,000.

Series D 24% Cumulative Preferred Stock

We established the Series D 24% Cumulative Preferred Stock in August 2006. We were authorized to issue 15,000 shares of Series D cumulative preferred stock. Each share of Series D cumulative preferred stock, par value $0.01 per share, had a stated value of $100 per share. In August 2006, we completed a private placement of 3,154 shares of our Series D cumulative preferred stock. We received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense allowance of approximately $6,000 paid to the placement agent. In September 2006, we issued 4,547 shares of our Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $421,000, after payment of a finder’s fee of approximately $34,000. In October 2006, we issued an additional 3,150 shares of our Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $291,000, after payment of a finder’s fee of approximately $24,000.

Subject to the priority of the Series C cumulative preferred stock and restrictions contained in the Certificate to Set Forth Designations, Preferences and Rights of Series C cumulative preferred stock, the Series D cumulative preferred stock was redeemable by us or the holders of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen or us. The holders of the Series D cumulative preferred stock could have required us to redeem all or a portion of such holders’ Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., when such redemption occured, dividends would be accrued and payable through the next August 18, despite redemption prior to that date). At the time of any such financing by either Viragen or us, we had the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., when such redemption occured, dividends would be accrued and payable through the next August 18, despite redemption prior to that date).

The holders of the Series D cumulative preferred stock were entitled to receive a cumulative dividend of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing by Viragen or us with gross proceeds equal to or greater than $7 million. In November 2006, Viragen completed a public offering of its equity securities in excess of the $7 million redemption threshold and all outstanding shares of our Series D cumulative preferred stock were redeemed, including the payment of approximately $260,000 of related dividends.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE F – CAPITAL STOCK – (Continued)

Common Stock

As of December 31, 2006, we had 90 million authorized shares of common stock and there were 77,665,320 outstanding shares of our common stock. Viragen owns 59,818,301 shares of our outstanding common stock, or approximately 77.0%. As of June 30, 2006, Viragen’s ownership interest was approximately 81.2%. The decrease in Viragen’s ownership interest was due to the issuance of shares of our common stock in connection with the private placement of units, which included shares of our Series C cumulative preferred stock described above and shares of our common stock.

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

NOTE G – ROYALTY AGREEMENT

In November 1986, Viragen, Inc., our parent company, entered into a royalty agreement with Dialysis Corporation of America, Inc. (DCA, formerly Medicore, Inc.) with respect to interferon, transfer factor and products using interferon and transfer factor. The agreement was subsequently amended in November 1989 and May 1993. The amended agreement provides for a maximum cap on royalties to be paid to DCA of $2.4 million. It includes a schedule of royalty payments of:

•	5% of the first $7.0 million of sales;

•	4% of the next $10.0 million; and

•	3% of the next $55.0 million.

These royalties are to be paid until the total of $2.4 million is achieved. The amended agreement also states that royalties of approximately $108,000 accrued by Viragen, Inc. prior to May 1993 under the agreement are payable to DCA as the final payment. Royalties are paid to DCA based on our sales of human alpha interferon on a quarterly basis. For the three months ended December 31, 2006 and 2005, royalties due under the agreement totaled approximately $6,000 and $6,000, respectively. For the six months ended December 31, 2006 and 2005, royalties due under the agreement totaled approximately $9,000 and $10,000, respectively. To date, we have paid or accrued royalties on approximately $6.4 million in product sales.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net loss	$(3,188,276)	$(1,889,625)	$(4,731,469)	$(3,745,980)
Other comprehensive income (loss):
Currency translation adjustment	723,535	(314,610)	802,593	(264,536)

Comprehensive loss	$(2,464,741)	$(2,204,235)	$(3,928,876)	$(4,010,516)

NOTE I – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain costs attributable to us including insurance, rent and professional services. These expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that the expenses allocated to us are representative of the operating expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three and six months ended December 31, 2006, expenses allocated by Viragen totaled approximately $245,000 and $485,000, respectively, compared to approximately $312,000 and $650,000 for the three and six months ended December 31, 2005, respectively.

Viragen (Scotland) conducts research and development on behalf of Viragen. The expenses incurred by Viragen (Scotland) relate to antibody and avian transgenic projects and are charged to Viragen as incurred. For the three and six months ended December 31, 2006, research and development expenses charged to Viragen totaled approximately $611,000 and $1,228,000, respectively, compared to approximately $523,000 and $1,009,000 for the three and six months ended December 31, 2005, respectively. The expenses charged to Viragen are offset against the respective line items in our consolidated condensed statements of operations.

Viragen (Scotland) also charges an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For the three and six months ended December 31, 2006, this administrative fee totaled approximately $58,000 and $105,000, respectively, compared to approximately $48,000 and $98,000 for the three and six months ended December 31, 2005, respectively. This income has been recorded in the other income, net line item of our consolidated condensed statements of operations.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact the adoption of SFAS No. 155 will have on our consolidated financial statements is not known at this time.

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

References to “us” and “we” are to the Company. You should read the following discussion in conjunction with our unaudited consolidated condensed financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Introduction

We produce a human alpha interferon product under the tradename Multiferon® from human white blood cells, also known as leukocytes. Multiferon® is comprised of multiple subtype alpha interferons and is unique to any other interferon alpha product in the world. Multiferon® is currently approved for the second-line treatment of a broad range of infectious diseases and cancers in nine countries. The product was approved in February 2006 in Sweden for the first-line treatment of high-risk malignant melanoma following dacarbazine (DTIC) after surgical removal of tumors. This malignant melanoma indication will be our primary focus in seeking broader approvals throughout the European Union. The product is also approved for sale in Bulgaria, Chile, Mexico, the Philippines and Sweden as a second-line therapy for the treatment of any and all diseases in which patients show an initial response to recombinant alpha interferon followed by treatment failure. It is also approved for sale in Egypt, Hong Kong, Indonesia and South Africa as a second-line therapy for the treatment of Hairy Cell Leukemia and Chronic Myelogenous Leukemia. Regulatory approval activities are also underway in a number of other European, South American and Asian territories. Multiferon® is not approved for sale in the United States or European Union countries, other than Sweden. However, we are collaborating with the Swedish and European Union regulatory authorities to initiate the process for seeking broader European approvals through the Mutual Recognition Procedure, or MRP. We have not yet sought the approval of Multiferon® from the United States Food and Drug Administration, or FDA, and do not anticipate doing so in the foreseeable future unless we secure licensees to fund such activities or other sources of funding, including government or private grant funding.

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA, VRA.U, VRA.WS). As of December 31, 2006, Viragen owned 59,818,301 shares of our common stock representing approximately 77.0% of our outstanding common stock. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, the following:

•	Viragen’s and our ability to procure additional funding;

•	our ability to achieve significant revenues;

•	our ability to service our debt;

•	regulation by federal, state and foreign regulatory authorities in the manufacturing and selling of our Multiferon® product;

•	our reliance on third parties to market and distribute our Multiferon® product;

•	the effect of competition in the pharmaceutical and biotechnology industry;

•	our reliance on foreign third party manufacturers;

•	the availability of human leukocytes and other materials used in the production of our product;

•	an adverse change in foreign currency exchange rates;

•	our ability to protect our intellectual property;

•	our exposure to litigation;

•	our dependence on our key managers and scientific personnel and our scientific collaborators;

•	a decline in demand for shares of our common stock;

•	volatility in the market for shares of our common stock;

•	the effect of economic conditions generally; and

•	regulation by federal, state and foreign regulatory authorities in connection with developing, marketing, manufacturing and selling our product candidates.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may.” Factors that may cause our actual results to differ materially include the risks and uncertainties described under “Part I. Item 1A – Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q and registration statements and amendments, if any. Those risks and uncertainties are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations could be adversely affected.

Recent Developments

On December 22, 2006, we entered into a licensing agreement with Orphan Australia Proprietary Limited that grants exclusive rights to Orphan Australia to market, sell and distribute Multiferon® in Australia and New Zealand. Orphan Australia will initially focus its marketing efforts for Multiferon® to target the treatment of high-risk malignant melanoma, as Australia and New Zealand report the highest melanoma incidence rates in the world. The agreement, which is for a term of 10 years, provides us with an up-front license fee and additional milestone payments to be paid upon receipt of reimbursement authorization for Multiferon® in Australia and possibly other countries to be added later. We estimate the agreement to be valued at approximately $10—15 million (USD) per year for us, pending local regulatory approvals and medical reimbursement authorizations for Multiferon®, and based on revenue forecasts for peak year sales, which is estimated to be in 2011. Orphan Australia will also purchase its supply of Multiferon® from us at agreed-upon pricing. Orphan Australia will be responsible for obtaining regulatory approvals and will determine the most appropriate manner to enter other regional countries as well. It is expected that the regulatory approval process in Australia will take approximately 12 – 18 months to be followed by the reimbursement authorization process. Clinicians who demand Multiferon® for their patients prior to regulatory approval will be able to obtain it on a “Named-Patient” basis according to local regulatory mechanisms.

In December 2006, we mutually agreed with Kuhnil Pharm Co. Ltd. to terminate the exclusive license, development and supply agreement entered into in November 2005, for the exclusive license to register, market, sell and distribute Multiferon® in South Korea. We had received a small up-front license fee in exchange for providing exclusive marketing rights to Multiferon® in South Korea for a period of ten years. We are not required to refund this up-front license fee. We will seek other licensees for this territory as well as the entire Pacific region.

On November 22, 2006, we announced results from a preliminary, in vivo, anti-viral drug study conducted by AFG BioSolutions, Inc., a prominent biodefense consultant to the U.S. Federal Government. The study evaluated the use of Multiferon® and a vaccine-product chosen by AFG. The study demonstrated that both products, alone and in combination, were able to protect 100% of rabbits from rabbitpox virus (RPV) infection, suggesting that these products possess potent anti-viral properties and are ideal candidates to evaluate as preventatives for human smallpox.

Liquidity and Capital Resources

At December 31, 2006, we had cash on-hand of approximately $318,000, a working capital deficit of approximately $96,000, an accumulated deficit since organization of $72.9 million and a stockholders’ deficit of approximately $21.2 million.

For the six months ended December 31, 2006, our funding primarily consisted of net advances from Viragen totaling approximately $3.9 million and net proceeds from the sale of our Series C and Series D cumulative preferred stock totaling approximately $2.6 million. However, we utilized approximately $3.6 million to redeem all of our outstanding Series C and Series D cumulative preferred stock, including the payment of related dividends. Cash used to fund operations during the six months ended December 31, 2006 totaled approximately $2.9 million. During the six months ended December 31, 2006 we also repaid approximately $38,000 of our long-term debt.

We are currently dependent upon advances from Viragen, and to a lesser extent, revenue generated from licensing or selling Multiferon®, to fund our operations. In November 2006, Viragen completed an underwritten public offering of 72,004,951 Units at a price to the public of $0.26 per Unit, which included 5,004,951 Units purchased to cover over-allotments. The Units trade on the American Stock Exchange under the trading symbol “VRA.U”, and each Unit consists of one share of Viragen common stock and one warrant to purchase one share of Viragen common stock, exercisable at a price of $0.31 per share. This offering raised gross proceeds of approximately $18.7 million, and after fees and expenses, Viragen received approximately $17.0 million. Viragen utilized approximately $7.9 million of the net proceeds for the redemption of its Series J cumulative convertible preferred stock, including the payment of related dividends, and the retirement of certain debt. In addition, we utilized approximately $3.6 million of the net proceeds received by Viragen for the redemption of our Series C and D cumulative preferred stock, including the payment of related dividends. We believe Viragen has enough cash to fund Viragen’s and our operations through February 2007.

We will require substantial future capital in order to continue to complete research, development and commercialization of Multiferon®, to meet our debt service obligations, to fund other operating expenses and to otherwise execute our business plan. Historically, Viragen has provided us with the working capital necessary to fund operations. As we do not anticipate achieving sufficient cash flows from our operations for the foreseeable future, we will be dependent upon Viragen for additional funding. Viragen plans to seek additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s inability to obtain additional capital through equity or debt financings, or generate substantial revenue, prior to the end of February 2007 would have a material adverse effect on our financial condition and our ability to continue operations. In the event that Viragen or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations after February 2007, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

Since inception, we have been dependent on Viragen to provide us with working capital. Due to Viragen’s current weak financial condition, Viragen and the Company have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing, as well as distribution partners for Multiferon® to generate licensing and sales revenues. We are in active dialogue with prospective investors and strategic partners and hope to conclude one or more transactions that will provide us with necessary capital on a timely basis.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

In addition, if Viragen is unable to restructure their financial obligations and/or secure additional capital prior to March 20, 2007, they will be unable to achieve compliance with the American Stock Exchange’s maintenance criteria prior to the deadline imposed by the AMEX. If Viragen fails to achieve compliance and the AMEX delists their securities, we do not believe Viragen will be able to secure an alternative listing on the New York Stock Exchange or NASDAQ, in the absence of which, holders of approximately $10.7 million of Viragen’s outstanding convertible debt will have the right to accelerate payment of amounts due to them. This would significantly hamper Viragen’s ability to fund our operations.

In the event Viragen’s or our capital-raising and revenue-generation efforts are unsuccessful, and unless Viragen is able to obtain payment extensions and voluntary recapitalization of its debt structure, which may involve dilution of existing stockholders, Viragen and the Company may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before Viragen or we seek such reorganization, Viragen and we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

Our future capital requirements are dependent upon many factors, including:

•	Viragen’s and our ability to conduct future financings;

•	revenue generated from licensing Multiferon®;

•	revenue generated from the sale of Multiferon®;

•	our ability to service our preferred stock;

•	progress with future research, development and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative agreements and effective commercialization activities.

Based on our current operating plans, for the last two quarters of our fiscal year ending June 30, 2007, we anticipate that we will need approximately $3.0 million for operating activities, $50,000 for investing activities and $50,000 to service our financing obligations other than with Viragen. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

Results of Operations

Product Sales

For the three months ended December 31, 2006, product sales totaled approximately $115,000 compared to approximately $117,000 for the three months ended December 31, 2005. This slight decrease in product sales was primarily due to a decrease in Multiferon® sales volume in Mexico and South Africa, which was offset by an increase in Multiferon® sales volume in Sweden and Indonesia. For the six months ended December 31, 2006, product sales totaled approximately $188,000 compared to approximately $202,000 for the six months ended December 31, 2005. This decrease in product sales was primarily due to a decrease in Multiferon® sales volume in Mexico and South Africa, which was partially offset by an increase in Multiferon® sales volume in Indonesia. The fluctuations in product sales in Mexico, Indonesia and South Africa are primarily due to the timing of product orders placed by our distributors in those countries.

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

Cost of Sales

Cost of sales, which includes excess/idle production costs, was approximately $627,000 for the three months ended December 31, 2006 compared to approximately $570,000 for the same period in the prior year. For the six months ended December 31, 2006, cost of sales was approximately $1.2 million compared to $1.0 million for the same period in the prior year. These increases in cost of sales are primarily attributed to certain costs associated with one of our manufacturing facilities in Sweden, including depreciation and general operating expenses incurred in connection with the certification of new equipment added to the facility. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down, net

During the three months ended December 31, 2006, we recorded an aggregate write-down of approximately $1.5 million for a portion of our finished product and work in process inventory. The finished product consisted of Multiferon® in ampoules. Based on our current sales forecasts and plans to change from ampoules to pre-filled syringes in our major markets, it was determined that a significant portion of our ampoule inventory may not be sold prior to expiration of the shelf-life. The work in process consisted of Multiferon® in pre-filled syringes whose shelf-life may expire prior to us being able to sell the inventory based on the current estimated timing of receipt of regulatory approvals and subsequent product sales. Historically, these pre-filled syringes were included in work in process while we sought approval from the Swedish regulatory authorities to deliver Multiferon® in pre-filled syringes. Our pre-filled syringe application has been submitted to the Swedish regulatory authorities and is pending approval, which is expected during the first half of calendar 2007.

During the three months ended December 31, 2005, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. In addition, during the six months ended December 31, 2005, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.

We could be required to record additional inventory write-downs in the future. Determining the need for inventory write-downs requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. In addition, if we do not receive certain regulatory approvals that we are seeking, our estimates of future demand could be wrong and we could be required to write-down certain portions of our inventory.

Research and Development

Research and development costs include scientific salaries and support fees, product used for clinical trials, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended December 31, 2006 totaled approximately $215,000 compared to approximately $403,000 for the three months ended December 31, 2005. For the six months ended December 31, 2006, research and development costs totaled approximately $457,000 compared to $787,000 for the same period in the prior year. These decreases are primarily due to a reduction in personnel related costs due to less headcount and less consulting fees, laboratory supplies and product used for clinical trials, due to the completion of certain projects related to pending regulatory matters and delays in starting new clinical trials.

We will continue incurring research and development costs, including projects associated with Multiferon® as well as other projects to more fully develop potential commercial applications of Multiferon®. Subject to receipt of adequate funding, we anticipate research and development costs to increase over the next twelve months, particularly in the area of regulatory-related consulting fees and clinical trial costs. Our ability to successfully conclude additional clinical trials, a prerequisite for expanded commercialization of any product, is dependent upon our ability to generate licensing and sales revenue and to raise significant additional funding necessary to conduct and complete these trials.

Selling, General and Administrative

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the three months ended December 31, 2006, selling, general and administrative expenses totaled approximately $1.0 million compared to approximately $983,000 for the three months ended December 31, 2005. This increase was primarily due to the strengthening of the British Pound and Swedish Krona against the U.S. dollar as a significant portion of our consolidated selling, general and administrative expenses are incurred by our Scottish and Swedish subsidiaries. However, this increase was partially offset by a reduction in selling, general and administrative expenses allocated by Viragen, which totaled approximately $245,000 and $312,000 for the three months ended December 31, 2006 and 2005, respectively. The decrease in the amount allocated by Viragen was primarily due to a reduction in salaries and related expenses and professional services fees incurred by Viragen on our behalf.

For the six months ended December 31, 2006, selling, general and administrative expenses totaled approximately $1.9 million compared to approximately $2.0 million for the six months ended December 31, 2005. This decrease was primarily due to a decrease in selling, general and administrative expenses allocated by Viragen, which totaled approximately $485,000 and $650,000 for the six months December 31, 2006 and 2005, respectively. The decrease in the amount allocated by Viragen was primarily due to a reduction in salaries and related expenses and professional services fees incurred by Viragen on our behalf. During the current year, we also experienced a decrease in consulting fees, travel-related expenses and general operating expenses. These decreases were partially offset by an increase in selling, general and administrative expenses incurred by our Scottish and Swedish subsidiaries, which increased due to the strengthening of the British Pound and Swedish Krona against the U.S. dollar.

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

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and six months ended December 31, 2006, amortization of intangible assets totaled approximately $43,000 and $84,000, respectively, compared to approximately $38,000 and $77,000 for the three and six months ended December 31, 2005, respectively. The period over period increases are due to the weakening of the U.S. dollar against the Swedish Krona as the developed technology is denominated in Swedish Krona.

Other Income, Net

The primary components of other income, net, are administrative fees charged to Viragen based on a percentage of our operating expenses charged to Viragen, sub-lease income on certain office space in our facility in Scotland, interest earned on cash and cash equivalents and transaction and remeasurement gains or losses on foreign exchange.

For the three months ended December 31, 2006, other income, net, totaled approximately $117,000 compared to other income, net, of approximately $88,000 for the three months ended December 31, 2005. For the six months ended December 31, 2006, other income, net, totaled approximately $200,000 compared to $177,000 for the six months ended December 31, 2005. These increases are primarily due to the recognition of deferred revenue from a license agreement and an increase in the amount of administrative fees charged to Viragen as a result of an increase in the amount of research and development expenses charged to Viragen.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish and Scottish subsidiaries. These debt facilities had interest rates ranging from 6.50% to 8.18% at December 31, 2006. Interest expense for the three months ended December 31, 2006 totaled approximately $20,000 up from approximately $9,000 for three months ended December 31, 2005. Interest expense for the six months ended December 31, 2006 totaled approximately $31,000 up from approximately $19,000 for six months ended December 31, 2005. These increases are primarily due to equipment financing that was obtained by our Scottish subsidiary over that last year and an increase in the variable interest rate on the mortgage maintained by our Swedish subsidiary.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and six months ended December 31, 2006, our income tax benefits were approximately $11,000 and $22,000, respectively, which was the same as for the three and six months ended December 31, 2005. Income tax benefit for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our consolidated balance sheet reflects a deferred income tax liability of approximately $391,000 as of December 31, 2006, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

•

Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of Multiferon® (multi-subtype, human alpha interferon) that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the six months ended December 31, 2006, we recorded inventory write-downs of approximately $1.5 million as a result of our current estimates of product demand in light of near term shelf life expirations and the timing and likelihood of the receipt of certain regulatory approvals we are seeking.

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

Off Balance Sheet Arrangements

Under Securities and Exchange Commission regulations, we are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact the adoption of SFAS No. 155 will have on our consolidated financial statements is not known at this time.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The weakening of the U.S. dollar against these local currencies will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the six months ended December 31, 2006, the U.S. dollar weakened against the British Pound by approximately 7.9% and weakened against the Swedish Krona by approximately 7.3%.

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

We have not been adversely impacted by the European Union’s adoption of the Euro currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of December 31, 2006.

Item 4.	Controls and Procedures

Disclosure Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13A-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of minimal sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities. Losses have totaled approximately:

•	$4.7 million for the six months ended December 31, 2006;

•	$8.5 million for our fiscal year ended June 30, 2006;

•	$15.6 million for our fiscal year ended June 30, 2005; and

•	$7.1 million for our fiscal year ended June 30, 2004;

At December 31, 2006, we had cash on-hand of approximately $318,000, a working capital deficit of approximately $96,000, an accumulated deficit since organization of approximately $72.9 million and a stockholders’ deficit of approximately $21.2 million. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our consolidated financial statements for our fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

We continue to experience operating losses and cash flow difficulties. Historically, Viragen has provided us with the working capital necessary to fund operations. We believe that Viragen has sufficient cash to support our operations through February 2007. However, we will require substantial additional funding to support our operations subsequent to February 2007. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if Viragen or we are unable to obtain additional financing by the end of February 2007, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

Since inception, we have been dependent on Viragen to provide us with working capital. Due to Viragen’s current weak financial condition, Viragen and the Company have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing, as well as distribution partners for Multiferon® to generate licensing and sales revenues. We are in active dialogue with prospective investors and strategic partners and hope to conclude one or more transactions that will provide us with necessary capital on a timely basis.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

In addition, if Viragen is unable to restructure their financial obligations and/or secure additional capital prior to March 20, 2007, they will be unable to achieve compliance with the American Stock Exchange’s maintenance criteria prior to the deadline imposed by the AMEX. If Viragen fails to achieve compliance and the AMEX delists their securities, we do not believe Viragen will be able to secure an alternative listing on the New York Stock Exchange or NASDAQ, in the absence of which, holders of approximately $10.7 million of Viragen’s outstanding convertible debt will have the right to accelerate payment of amounts due to them. This would significantly hamper Viragen’s ability to fund our operations.

In the event Viragen’s or our capital-raising and revenue-generation efforts are unsuccessful, and unless Viragen is able to obtain payment extensions and voluntary recapitalization of its debt structure, which may involve dilution of existing stockholders, Viragen and the Company may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before Viragen or we seek such reorganization, Viragen and we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

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

We anticipate research and development costs to increase over the next twelve months, particularly in the area of regulatory-related consulting fees, toxicology studies and clinical trial costs. We also anticipate selling related expenses will increase over the next twelve months due to the planned expansion of our Multiferon® sales and related marketing efforts. Our future capital requirements will depend on many factors including:

•	Viragen’s and our ability to conduct future financings;

•	revenue generated from licensing Multiferon®;

•	revenue generated from the sale of Multiferon®;

•	our ability to service our debt and preferred stock;

•	progress with future research, development, pre-clinical studies and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.

Based on our current operating plans, for the last two quarters of our fiscal year ending June 30, 2007, we anticipate that we will need approximately $3.0 million for operating activities, $50,000 for investing activities and $50,000 to service our financing obligations other than with Viragen. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

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

Item 6.	Exhibits

4.6	—	Certificate of Elimination of Series A Redeemable Preferred Stock and Series B Convertible Preferred Stock dated August 16, 2006

4.7	—	Certificate of Elimination of Series C 24% Cumulative Preferred Stock and Series D 24% Cumulative Preferred Stock dated December 11, 2006

31.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viragen International, Inc.

Date: February 14, 2007	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and Principal Financial Officer

Date: February 14, 2007	By:	/s/ Nicholas M. Burke
Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
4.6	Certificate of Elimination of Series A Redeemable Preferred Stock and Series B Convertible Preferred Stock dated August 16, 2006

4.7	Certificate of Elimination of Series C 24% Cumulative Preferred Stock and Series D 24% Cumulative Preferred Stock dated December 11, 2006

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002