Form 10-Q
period 2007-03-31
VIRAGEN INTERNATIONAL INC
filed 2007-05-15
CIK 785081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007, there were 77,665,320 shares of the registrant’s common stock outstanding, par value $0.01.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Product sales	$111,087	$98,643	$299,249	$300,802

Costs and expenses
Cost of sales	724,962	681,394	1,911,427	1,708,285
Inventory write-down, net	—	—	1,516,495	194,284
Research and development	111,133	397,797	568,008	1,184,480
Selling, general and administrative	1,021,498	937,818	2,887,049	2,980,773
Impairment of goodwill	4,072,787	—	4,072,787	—
Amortization of intangible assets	43,110	38,874	127,531	116,269
Other income, net	(127,867)	(89,338)	(327,455)	(266,681)
Interest expense	12,539	12,671	43,865	31,859

Loss before income taxes	(5,747,075)	(1,880,573)	(10,500,458)	(5,648,467)
Income tax benefit	(10,957)	(10,957)	(32,871)	(32,871)

Net loss	(5,736,118)	(1,869,616)	(10,467,587)	(5,615,596)

Deduct required dividends on preferred stock, Series C	—	—	432,000	—
Deduct required dividends on preferred stock, Series D	—	—	260,424	—
Deduct discount relating to value of shares of common stock issued with preferred stock, Series C	—	—	280,645	—

Net loss attributable to common stockholders	$(5,736,118)	$(1,869,616)	$(11,440,656)	$(5,615,596)

Basic and diluted net loss per share of common stock, after deduction for required dividends and discount on preferred stock	$(0.07)	$(0.03)	$(0.15)	$(0.08)

Weighted average common shares - basic and diluted	77,665,320	73,669,320	77,431,977	73,669,320

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2007	June 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$70,943	$320,605
Accounts receivable	70,955	71,107
Inventories	599,489	1,821,676
Prepaid expenses	258,739	192,734
Other current assets	150,077	143,087

Total current assets	1,150,203	2,549,209
Property, plant and equipment
Land, building and improvements	4,689,974	4,417,226
Equipment and furniture	3,726,684	3,441,949

	8,416,658	7,859,175
Less accumulated depreciation	(3,843,794)	(3,128,180)

	4,572,864	4,730,995
Goodwill	—	3,890,415
Developed technology, net	1,496,472	1,548,601

	$7,219,539	$12,719,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,446,318	$515,151
Accrued expenses and other liabilities	517,401	625,722
Current portion of long-term debt	73,128	65,811

Total current liabilities	2,036,847	1,206,684
Long-term debt, less current portion	628,543	627,265
Advances from parent	31,290,140	26,672,371
Deferred income tax liability	379,842	412,712

Commitments and contingencies

Stockholders’ deficit
Common stock, $.01 par value; 90,000,000 shares authorized; 77,665,320 shares issued and outstanding at March 31, 2007; 73,669,320 shares issued and outstanding at June 30, 2006	776,653	736,694
Capital in excess of par value	46,371,729	46,482,347
Accumulated deficit	(78,627,828)	(67,187,172)
Accumulated other comprehensive income	4,363,613	3,768,319

Total stockholders’ deficit	(27,115,833)	(16,199,812)

	$7,219,539	$12,719,220

See notes to consolidated condensed financial statements which are an integral part of these statements.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(10,467,587)	$(5,615,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495,035	578,960
Amortization of intangible assets	127,531	116,269
Inventory write-down, net	1,516,495	194,284
Impairment of goodwill	4,072,787	—
Deferred income tax benefit	(32,871)	(32,871)
Gain on fixed asset disposal	(14,981)	—
Net gain on foreign exchange remeasurement	(2,811)	(102,830)
Increase (decrease) relating to operating activities from:
Accounts receivable	3,669	(23,855)
Inventories	(165,125)	(43,136)
Prepaid expenses and other current assets	(47,490)	578,148
Accounts payable and accrued expenses	670,595	(297,959)

Net cash used in operating activities	(3,844,753)	(4,648,586)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(30,328)	(459,111)
Proceeds from sale of property, plant and equipment	14,981	—

Net cash used in investing activities	(15,347)	(459,111)

FINANCING ACTIVITIES
Advances from parent, net	4,648,457	5,156,984
Proceeds from sale of preferred stock, Series C and common stock, net	1,605,476	—
Proceeds from sale of preferred stock, Series D, net	988,174	—
Redemption of preferred stock, Series C	(1,800,000)	—
Redemption of preferred stock, Series D	(1,085,100)	—
Payment of dividends on preferred stock, Series C & D	(692,424)	—
Payments on long-term debt	(57,986)	(54,602)

Net cash provided by financing activities	3,606,597	5,102,382
Effect of exchange rate fluctuations on cash and cash equivalents	3,841	106,467

(Decrease) increase in cash and cash equivalents	(249,662)	101,152
Cash and cash equivalents at beginning of period	320,605	652,033

Cash and cash equivalents at end of period	$70,943	$753,185

During the nine months ended March 31, 2007 and 2006, Viragen International had the following non-cash financing activity:

	March 31,
	2007	2006
Purchase of equipment with notes payable	$37,168	$94,053

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA, VRA.U, VRA.WS). As of March 31, 2007, Viragen owned 59,818,301 shares of our common stock representing approximately 77.0% of our 77,665,320 outstanding shares. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland.

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

The interim financial information is unaudited, but, in the opinion of management, reflects all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2007.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE A - OVERVIEW AND BASIS OF PRESENTATION – (Continued)

During the three and nine months ended March 31, 2007 we incurred net losses of approximately $5.7 million and $10.5 million, respectively. During our fiscal years ended June 30, 2006, 2005, and 2004, we incurred net losses of approximately $8.5 million, $15.6 million, and $7.1 million, respectively. At March 31, 2007, we had an accumulated deficit of approximately $78.6 million and a stockholders’ deficit of approximately $27.1 million. We had a cash balance of approximately $71,000 and a working capital deficit of approximately $887,000 at March 31, 2007. We anticipate additional future losses as we commercialize Multiferon®, conduct additional research and development activities, incur other operating expenses and to otherwise execute our business plan. Accordingly, we will require substantial additional funding. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through June 2007 and has agreed to provide us with the working capital necessary to fund our operations through June 2007. Viragen will require substantial additional funding to support its and our operations subsequent to June 2007. As we do not anticipate achieving sufficient cash flows from our operations for the foreseeable future, we will remain dependent upon Viragen for additional funding. We understand that Viragen is seeking additional capital through various means including equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s inability to obtain additional capital prior to the end of June 2007 would have a material adverse effect on our financial condition and our ability to continue operations. In the event that Viragen is unable to obtain additional financing sufficient to sustain its and our operations subsequent to June 2007, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

Since inception, we have been dependent on Viragen to provide us with working capital. Due to Viragen’s current weak financial condition, Viragen and the Company have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing, funding through strategic partnerships, as well as distribution partners for Multiferon® to generate licensing and sales revenues.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

•

Investigating and pursuing transactions including mergers, asset sales and other business combinations deemed by the board of directors to present attractive opportunities to enhance stockholder value.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE A – OVERVIEW AND BASIS OF PRESENTATION – (Continued)

While Viragen complied with the American Stock Exchange’s (AMEX) continued listing standards at the March 20, 2007 deadline imposed by AMEX, specifically $6 million in stockholders’ equity, Viragen’s stockholders’ equity fell below $6 million as of March 31, 2007, due primarily to the write-off of approximately $4.1 million of goodwill as of March 31, 2007. Viragen raised $3 million of additional capital subsequent to March 31, 2007. However, due to operational losses subsequent to March 31, 2007, as of the filing date of this report, Viragen’s stockholders’ equity has again fallen below $6 million. Viragen has continued to communicate with the listing qualifications department at AMEX to provide them with current updates relating to Viragen’s compliance with AMEX’s continued listing standards. Due to the current low trading price of Viragen’s common stock, AMEX may require Viragen to reverse split its stock to maintain its listing, which would require stockholder approval. There is no assurance that AMEX will not seek to delist Viragen’s securities or that Viragen will be able to submit a plan of compliance acceptable to AMEX. In the event Viragen were to receive notice from AMEX of their intent to delist Viragen’s securities, it is Viragen’s intent to pursue any available appeal process that it is entitled to pursue. If AMEX delists Viragen’s securities, the holder of approximately $1.1 million of Viragen’s outstanding convertible debt, as of the filing date of this report, will have the right to accelerate payment of the amount due, plus an additional 10%, on demand. This would adversely affect Viragen’s ability to raise additional capital and fund its and our operations.

In the event Viragen’s or our capital-raising efforts, which may involve dilution of existing stockholders, and revenue-generation efforts are unsuccessful, and if we and/or Viragen are unable to identify and consummate an acceptable business combination, Viragen and the Company may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before Viragen or we seek such reorganization, Viragen and we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

NOTE B – STOCK-BASED COMPENSATION

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized subsequent to July 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based compensation granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). For the three and nine months ended March 31, 2007 and 2006, we did not recognize any stock-based compensation costs in our consolidated statements of operations as all stock options granted to employees and directors prior to July 1, 2005 were fully vested as of July 1, 2005 and no stock-based compensation was granted during the three and nine months ended March 31, 2007 and 2006. As of March 31, 2007, all of our outstanding stock options have vested and there is no unrecognized stock-based compensation for our outstanding stock options.

Our 1997 Stock Option Plan, adopted in February 1997, reserved 600,000 shares of our common stock for the grant of stock options to employees, directors, or consultants of Viragen International. Stock options granted under the 1997 Stock Option Plan generally vest half upon the date of grant and half upon the first anniversary of the date of grant and all stock options granted have five-year terms from the respective vest dates. The maximum term of any option granted under the 1997 Stock Option Plan is ten years. The 1997 Stock Option Plan expired on February 27, 2007. The expiration of the 1997 Stock Option Plan did not affect the validity of outstanding stock options previously granted under the plan.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE B – STOCK-BASED COMPENSATION – (Continued)

A summary of stock option activity under our 1997 Stock Option Plan and related information is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	233,500	$0.58
Granted	—	—
Exercised	—	—
Canceled/Expired	(82,500)	0.78

Outstanding at March 31, 2007	151,000	$0.47	1.00 year	$—

Exercisable at March 31, 2007	151,000	$0.47	1.00 year	$—

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

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE C – INVENTORIES – (Continued)

During the nine months ended March 31, 2007, we recorded an aggregate write-down of approximately $1.5 million for a portion of our finished product and work in process inventory. The finished product consisted of Multiferon® in ampoules. Based on our current sales forecasts and plans to change from ampoules to pre-filled syringes in our major markets, it was determined that a significant portion of our ampoule inventory may not be sold prior to expiration of the shelf-life. The work in process consisted of Multiferon® in pre-filled syringes whose shelf-life may expire prior to us being able to sell the inventory based on the current estimated timing of receipt of regulatory approvals and subsequent product sales. Historically, these pre-filled syringes were included in work in process while we sought approval from the Swedish regulatory authorities to deliver Multiferon® in pre-filled syringes. Our pre-filled syringe application has been submitted to the Swedish regulatory authorities and is pending approval, which could be received during the first half of calendar 2007.

During the nine months ended March 31, 2006, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. In addition, during the nine months ended March 31, 2006, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.

Inventories consisted of the following at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Finished product	$67,906	$558,995
Work in process	156,941	899,945
Raw materials and supplies	374,642	362,736

Total inventories	$599,489	$1,821,676

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

The goodwill reported in our consolidated balance sheet at June 30, 2006 arose from our acquisition of ViraNative and the subsequent achievement of the milestones. Subsequent to the initial recording of the goodwill, the carrying amount had increased as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management had selected April 1st as the date of our annual impairment review. We periodically evaluate our ViraNative reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of ViraNative.

Viragen International’s common stock is a component of one of the models used to determine the fair value of the ViraNative reporting unit. The recent decline in the market price of Viragen International’s common stock was determined to be an indicator of impairment. Therefore, we performed a goodwill impairment review as of March 31, 2007. We utilized estimates to conduct our impairment review, including revenue projections, profit margins, operating expenses, discount rates and market values. These estimates had an impact on determining the fair value of the ViraNative reporting unit and the amount of goodwill impairment that should be recorded. The fair value of our ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows and quoted market prices. After evaluating the results of these valuation methods, we recorded an impairment charge of approximately $4.1 million in the quarter ended March 31, 2007, which represented the full amount of the goodwill.

The following table reflects the changes in the carrying amount of the goodwill for the nine months ended March 31, 2007:

Balance as of June 30, 2006	$3,890,415
Foreign exchange adjustment	182,372
Impairment charge	(4,072,787)

Balance as of March 31, 2007	$—

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The developed technology intangible asset reported in our consolidated balance sheets as of March 31, 2007 and June 30, 2006 arose from our acquisition of ViraNative on September 28, 2001. A detail of our developed technology intangible asset as of March 31, 2007 and June 30, 2006 is as follows:

	March 31, 2007	June 30, 2006
Developed technology	$2,446,156	$2,329,754
Accumulated amortization	(949,684)	(781,153)

Developed technology, net	$1,496,472	$1,548,601

The developed technology consists of the production and purification methods developed by ViraNative prior to the acquisition by us. This technology was complete and ViraNative had been selling the resultant human alpha interferon product prior to the acquisition by us. The developed technology was recorded at its estimated fair value at the date of acquisition. Subsequent to the initial recording of this intangible asset, the gross carrying amount has increased by approximately $796,000 as a result of foreign currency fluctuations between the U.S. dollar and the Swedish Krona.

The developed technology intangible asset is being amortized over its estimated useful life of approximately 14 years. The 14-year life assigned to this asset was determined using a weighted average of the remaining lives of the patents on the various components of the production and purification processes.

NOTE E – DEBT

Our Swedish subsidiary has a 25-year mortgage with a Swedish bank obtained to purchase one of our facilities in Sweden. The outstanding principal balance on this loan, which is payable in Swedish Krona, was approximately $641,000 and $637,000 at March 31, 2007 and June 30, 2006, respectively. This loan carries a floating rate of interest, which was approximately 6.50% at March 31, 2007 and 5.75% at June 30, 2006. We are required to make quarterly payments of principal and interest of approximately $20,000 under this agreement. This loan matures in September 2024 and is secured by the related land and building, including improvements, which had a carrying value of approximately $2.5 million and $2.6 million as of March 31, 2007 and June 30, 2006, respectively.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE F – CAPITAL STOCK

Preferred Stock

We are authorized to issue a total of 2,500,000 shares of preferred stock, par value $0.01 per share. Our board of directors may issue preferred stock by resolutions, without any action of our stockholders. These resolutions may authorize issuance of preferred stock in one or more series. As of March 31, 2007, there are no series of preferred stock authorized for issuance. Our board of directors may fix and determine all privileges and rights of future authorized preferred stock series including:

•	dividend and liquidation preferences,

•	voting rights,

•	conversion privileges, and

•	redemption terms.

Series C 24% Cumulative Preferred Stock

We established the Series C 24% Cumulative Preferred Stock in July 2006. We were authorized to issue 18,000 shares of Series C cumulative preferred stock. Each share of Series C cumulative preferred stock, par value $0.01 per share, had a stated value of $100 per share. In July 2006, we completed a private placement of 18,000 units with each unit consisting of one share of our Series C cumulative preferred stock and 200 shares of Viragen International common stock. Accordingly, 18,000 shares of our Series C cumulative preferred stock and 3,600,000 shares of our common stock were issued. We received net proceeds of approximately $1.6 million in connection with this transaction, after payment of a placement agent fee of $144,000 and a non-accountable expense fee of $36,000 paid to the placement agent. In addition, the placement agent received an aggregate of 396,000 shares of our common stock, which represented 22 shares of our common stock for each share of Series C cumulative preferred stock sold. In connection with this placement, we incurred approximately $15,000 of related expenses.

The holders of the Series C cumulative preferred stock were entitled to receive preferential dividends at the rate of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing July 14, 2007 and annually thereafter or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing by Viragen or us with gross proceeds equal to or greater than $5 million. At the time of any such financing by either Viragen or us, we had the right to redeem all, but not less than all, of the Series C cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to July 14, 2007. In November 2006, Viragen completed a public offering of its equity securities in excess of the $5 million redemption threshold and all outstanding shares of our Series C cumulative preferred stock were redeemed, including the payment of $432,000 of related dividends. Following redemption, the series of preferred stock denominated as Series C 24% Cumulative Preferred Stock was eliminated and the 18,000 previously authorized shares of Series C cumulative preferred stock were restored to the status of authorized but unissued and undesignated preferred stock.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE F – CAPITAL STOCK – (Continued)

We were obligated to file a registration statement with the Securities and Exchange Commission for the resale of the shares of our common stock issued in connection with the July 2006 private placement of units for the benefit of the holders of the related common stock by October 15, 2006, and to cause the registration statement to be declared effective within 90 days of the filing date. We were obligated to pay these investors liquidated damages in cash equal to 1.5% of the stated value of the Series C cumulative preferred stock for each 30 days or part thereof for any failure to timely file or obtain an effective registration statement. In November 2006, we filed a registration statement for the resale of the shares of our common stock issued in connection with the July 2006 private placement of units. This registration statement was declared effective in December 2006. As we did not file the registration statement by October 15, 2006, we were obligated to pay the investors in our July 2006 private placement liquidated damages, which, based on the actual filing date of the registration statement, totaled approximately $44,000. This amount was paid in April 2007.

Series D 24% Cumulative Preferred Stock

We established the Series D 24% Cumulative Preferred Stock in August 2006. We were authorized to issue 15,000 shares of Series D cumulative preferred stock. Each share of Series D cumulative preferred stock, par value $0.01 per share, had a stated value of $100 per share. In August 2006, we completed a private placement of 3,154 shares of our Series D cumulative preferred stock. We received net proceeds of approximately $284,000 in connection with this transaction, after payment of a placement agent fee of approximately $25,000 and a non-accountable expense allowance of approximately $6,000 paid to the placement agent. In September 2006, we issued 4,547 shares of our Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $421,000, after payment of a finder’s fee of approximately $34,000. In October 2006, we issued an additional 3,150 shares of our Series D cumulative preferred stock resulting in the receipt of net proceeds of approximately $291,000, after payment of a finder’s fee of approximately $24,000. In connection with these placements, we incurred approximately $8,000 of related expenses.

Subject to the priority of the Series C cumulative preferred stock and restrictions contained in the Certificate to Set Forth Designations, Preferences and Rights of Series C cumulative preferred stock, the Series D cumulative preferred stock was redeemable by us or the holders of the Series D cumulative preferred stock upon the earlier of eighteen months from issuance or upon the closing of any subsequent financing in a single transaction or series of related transactions resulting in the receipt of aggregate gross proceeds equal to or greater than $7 million to Viragen or us. The holders of the Series D cumulative preferred stock could have required us to redeem all or a portion of such holders’ Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., when such redemption occurred, dividends would be accrued and payable through the next August 18, despite redemption prior to that date). At the time of any such financing by either Viragen or us, we had the right to redeem all, but not less than all, of the Series D cumulative preferred stock at its stated value, plus any accrued and unpaid dividends, rounded up to August 18 of the year of redemption (i.e., when such redemption occurred, dividends would be accrued and payable through the next August 18, despite redemption prior to that date).

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE F – CAPITAL STOCK – (Continued)

The holders of the Series D cumulative preferred stock were entitled to receive a cumulative dividend of 24% per annum on the stated value, payable in cash on the earlier of (a) annually in arrears commencing August 18, 2007 and annually thereafter or (b) upon redemption, as hereinafter provided, following the closing of any subsequent financing by Viragen or us with gross proceeds equal to or greater than $7 million. In November 2006, Viragen completed a public offering of its equity securities in excess of the $7 million redemption threshold and all outstanding shares of our Series D cumulative preferred stock were redeemed, including the payment of approximately $260,000 of related dividends. Following redemption, the series of preferred stock denominated as Series D 24% Cumulative Preferred Stock was eliminated and the 15,000 previously authorized shares of Series D cumulative preferred stock were restored to the status of authorized but unissued and undesignated preferred stock.

Common Stock

As of March 31, 2007, we had 90 million authorized shares of common stock and there were 77,665,320 shares of our common stock outstanding. Viragen owns 59,818,301 shares of our common stock, or approximately 77.0%. As of June 30, 2006, Viragen’s ownership interest was approximately 81.2%. The decrease in Viragen’s ownership interest resulted from the issuance of shares in our July 2006 private placement of units, including shares of our Series C cumulative preferred stock and shares of our common stock, as described above.

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

These royalties are to be paid until the total of $2.4 million is achieved. The amended agreement also states that royalties of approximately $108,000 accrued by Viragen, Inc. prior to May 1993 under the agreement are payable to DCA as the final payment. Royalties are paid to DCA based on our sales of human alpha interferon on a quarterly basis. For the three months ended March 31, 2007 and 2006, royalties due under the agreement totaled approximately $6,000 and $5,000, respectively. For the nine months ended March 31, 2007 and 2006, royalties due under the agreement totaled approximately $15,000 and $15,000, respectively. To date, we have paid or accrued royalties on approximately $6.5 million in product sales.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net loss	$(5,736,118)	$(1,869,616)	$(10,467,587)	$(5,615,596)
Other comprehensive (loss) income:
Currency translation adjustment	(207,299)	240,589	595,294	(23,947)

Comprehensive loss	$(5,943,417)	$(1,629,027)	$(9,872,293)	$(5,639,543)

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE I – TRANSACTIONS WITH PARENT

Viragen provides certain administrative services to us including management and general corporate assistance. Viragen also incurs certain administrative costs attributable to us including insurance, rent and professional services. These administrative expenses are charged on the basis of direct usage, when identifiable, or on the basis of estimated time spent. We believe that these administrative expenses charged to us are representative of the administrative expenses incurred by Viragen on our behalf. However, the financial information included herein may not reflect the consolidated financial statements of Viragen International had we operated as a separate stand-alone entity during the periods presented. For the three and nine months ended March 31, 2007, administrative expenses charged by Viragen totaled approximately $247,000 and $732,000, respectively, compared to approximately $287,000 and $938,000 for the three and nine months ended March 31, 2006, respectively.

Viragen (Scotland) conducts research and development on behalf of Viragen. The expenses incurred by Viragen (Scotland) primarily relate to antibody and avian transgenic projects and are charged to Viragen as incurred. For the three and nine months ended March 31, 2007, research and development expenses charged to Viragen totaled approximately $799,000 and $2.03 million, respectively, compared to approximately $705,000 and $1.81 million for the three and nine months ended March 31, 2006, respectively. The expenses charged to Viragen are offset against the respective line items in our consolidated condensed statements of operations.

Viragen (Scotland) also charges an administrative fee to Viragen based on a percentage of the expenses charged to Viragen. For the three and nine months ended March 31, 2007, this administrative fee totaled approximately $72,000 and $177,000, respectively, compared to approximately $55,000 and $154,000 for the three and nine months ended March 31, 2006, respectively. This income has been recorded in the other income, net line item of our consolidated condensed statements of operations.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact, if any, the adoption of SFAS No. 155 will have on our consolidated financial statements is not known at this time.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements is not known at this time.

VIRAGEN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS – (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. At this time, the adoption of SAB No. 108 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements is not known at this time.

NOTE L – SUBSEQUENT EVENTS

In April 2007, Viragen received gross proceeds of $3 million in connection with the sale of units consisting in the aggregate of 30,000 shares of Viragen Series K 18% Cumulative Convertible Preferred Stock and warrants to purchase 15,000,000 shares of Viragen common stock. The stated value of the preferred stock is $100 per share, and holders of the preferred stock are entitled to receive a cumulative dividend of 18% per annum. The preferred stock is convertible at the option of the holder, together with accrued and unpaid dividends, at a conversion price or rate of $0.10 per share, into shares of Viragen common stock. Each warrant entitles the holder to purchase one share of Viragen common stock at an exercise price of $0.10 per share at any time prior to April 11, 2012.

In April 2007, we entered into a license agreement with Swedish Orphan International AB that grants exclusive rights to Swedish Orphan International to market Multiferon® in the European Union (excluding previously licensed member states). Under the agreement, we received approximately $2 million (€1.5 million) as an up-front license fee. During the term of the agreement, we will serve as the exclusive manufacturer of the product for Swedish Orphan International, and Swedish Orphan International has agreed not to sell competing products, including alpha interferons, in the exclusive territory. Swedish Orphan International will pay us for Multiferon® at an agreed upon sales price, and, in addition, we will receive double-digit royalties from Swedish Orphan International on their net sales. Unless extended by mutual agreement, the license agreement will terminate ten years following the date of product launch in the last country in the territory covered by the agreement. The upfront license fee will be recorded as deferred revenue and recognized over the term of the license agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this report to “we,” “us” and “we” are to the Company and its wholly-owned subsidiaries. You should read the following discussion in conjunction with our unaudited consolidated condensed financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We are a majority owned subsidiary of Viragen, Inc. (Viragen) (AMEX: VRA, VRA.U, VRA.WS). As of March 31, 2007, Viragen owned 59,818,301 shares of our common stock representing approximately 77.0% of our outstanding common stock. We operate through our foreign wholly owned subsidiaries, ViraNative AB (“ViraNative”), a company located in Umeå, Sweden and Viragen (Scotland) Limited (“Viragen (Scotland)”), a company located near Edinburgh, Scotland. ViraNative and Viragen (Scotland) house our manufacturing and research laboratory facilities.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may.” Factors that may cause our actual results to differ materially include the risks and uncertainties described under “Part I. Item 1A – Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. You should read them. You should also read the risks and uncertainties identified from time to time in our reports on Form 10-Q, including “Part II. Item 1A – Risk Factors” contained in this report, and registration statements and amendments, if any. Those risks and uncertainties are not the only ones we face. There may be additional risks and uncertainties that are not known to us or that we do not consider to be material at this time. If the events described in these risks occur, our business, financial condition and results of operations could be adversely affected.

Recent Developments

In May 2007 we announced results from a sponsored in vitro study conducted at Umea University in Sweden, which found that Multiferon® suppressed development of resistant human melanoma clones to a far greater degree than recombinant alpha interferon. The study has been accepted for publication in AntiCancer Research, International Journal of Cancer Research and Treatment. The study, conducted by Professor Erik Lundgren, Head of Research at the Department of Molecular Biology, Umea University, and a consultant and director of ViraNative, was designed to compare Multiferon® and Intron® A (Interferon alpha-2b, recombinant) with respect to the abilities of each product to inhibit the development of interferon- resistant melanoma cells in vitro, in order to better understand the reason for melanoma treatment failures. Intron® A is registered trademark of Schering-Plough Corporation.

For this study, three human melanoma cell lines were grown at a range of different cell concentrations in the presence of graded doses of either Multiferon® or Intron® A. After four weeks, the number of melanoma cell colonies was assessed and their properties analyzed. Long-term treatment with Multiferon® was found to result in substantially fewer interferon-resistant melanoma clones than treatment with Intron® A. When treated with the single-subtype, recombinant alpha interferon, not only were distinct colonies found, but scattered individual cells were also observed. In contrast, during short term treatment, there was no difference in potency between the two interferon types with respect to growth and survival. The results of this study suggest that the mixture of six human alpha subtypes present in Multiferon® (a1 a2, a8, a10, a14, a21) provides distinct benefits versus other alpha interferon products in vitro with respect to reducing the number of resistant clones.

On April 16, 2007, we entered into a license agreement with Swedish Orphan International AB that grants exclusive rights to Swedish Orphan International to market Multiferon® in the European Union (excluding previously licensed member states). Under the agreement, we received approximately $2 million (€1.5 million) as an up-front license fee. During the term of the agreement, we will serve as the exclusive manufacturer of the product for Swedish Orphan International, and Swedish Orphan International has agreed not to sell competing products, including alpha interferons, in the exclusive territory. Swedish Orphan International will pay us for Multiferon® at an agreed upon sales price, and, in addition, we will receive double-digit royalties from Swedish Orphan International on their net sales. Unless extended by mutual agreement, the license agreement will terminate ten years following the date of product launch in the last country in the territory covered by the agreement.

Swedish Orphan International will also control and fund a significant portion of the costs for a planned European post-marketing clinical study. The post-marketing trial will further evaluate the use of Multiferon® for the first-line adjuvant treatment of high-risk malignant melanoma (Stages IIb-III). The marketing of Multiferon® in the European Union (other than in Sweden) will require marketing authorization from applicable regulatory bodies, which is expected to be sought through the Mutual Recognition Procedure (MRP) adhered to by a majority of the European Union’s member states. Under the license agreement, we are responsible for the preparation, at our expense, of the registration dossier for submission under the MRP, as well as responses to additional requests for information. Swedish Orphan International is responsible for the filing of the dossier and the submission of additional information prepared by us, and once regulatory authorization is received, Swedish Orphan International is responsible for maintaining the marketing authorizations, with related expenses to be reimbursed by us.

Liquidity and Capital Resources

At March 31, 2007, we had cash on-hand of approximately $71,000, a working capital deficit of approximately $887,000, an accumulated deficit since organization of $78.6 million and a stockholders’ deficit of approximately $27.1 million.

For the nine months ended March 31, 2007, our funding primarily consisted of net advances from Viragen totaling approximately $4.6 million and net proceeds from the sale of our Series C and Series D cumulative preferred stock totaling approximately $2.6 million. However, we utilized approximately $3.6 million to redeem all of our outstanding Series C and Series D cumulative preferred stock, including the payment of related dividends. Cash used to fund operations during the nine months ended March 31, 2007 totaled approximately $3.8 million. During the nine months ended March 31, 2007 we also repaid approximately $58,000 of our long-term debt.

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

In April 2007, Viragen received gross proceeds of $3 million in connection with the sale of units consisting in the aggregate of 30,000 shares of Viragen Series K 18% Cumulative Convertible Preferred Stock and warrants to purchase 15,000,000 shares of Viragen common stock. The stated value of the preferred stock is $100 per share, and holders of the preferred stock are entitled to receive a cumulative dividend of 18% per annum. The preferred stock is convertible at the option of the holder, together with accrued and unpaid dividends, at a conversion price or rate of $0.10 per share, into shares of Viragen common stock. Each warrant entitles the holder to purchase one share of Viragen common stock at an exercise price of $0.10 per share at any time prior to April 11, 2012.

In April 2007, we entered into a license agreement with Swedish Orphan International AB that grants exclusive rights to Swedish Orphan International to market Multiferon® in the European Union (excluding previously licensed member states). Under the agreement, we received approximately $2 million (€1.5 million) as an up-front license fee.

We will require substantial future capital in order to continue research, development and commercialization of Multiferon®, to fund other operating expenses, to meet our debt service obligations and to otherwise execute our business plan. Historically, Viragen has provided us with the working capital necessary to fund operations. Viragen has sufficient capital on hand to fund their operations through June 2007 and has agreed to provide us with the working capital necessary to fund our operations through June 2007. Viragen will require substantial additional funding to support its and our operations subsequent to June 2007. As we do not anticipate achieving sufficient cash flows from our operations for the foreseeable future, we will be dependent upon Viragen for additional funding. We understand that Viragen is seeking additional capital through various means including equity and debt financings and strategic relationships. No assurance can be given that additional capital will be available when required or upon terms acceptable to Viragen. Viragen’s inability to obtain additional capital prior to the end of June 2007 would have a material adverse effect on our financial condition and our ability to continue operations. In the event that Viragen is unable to obtain additional financing sufficient to sustain its and our operations subsequent to June 2007 and we are unable to obtain funding directly, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

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

Since inception, we have been dependent on Viragen to provide us with working capital. Due to Viragen’s current weak financial condition, Viragen and the Company have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing, funding through strategic partnerships, as well as distribution partners for Multiferon® to generate licensing and sales revenues.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

•

Investigating and pursuing transactions including mergers, asset sales and other business combinations deemed by the board of directors to present attractive opportunities to enhance stockholder value.

While Viragen complied with the American Stock Exchange’s (AMEX) continued listing standards at the March 20, 2007 deadline imposed by AMEX, specifically $6 million in stockholders’ equity, Viragen’s stockholders’ equity fell below $6 million as of March 31, 2007, due primarily to the write-off of approximately $4.1 million of goodwill as of March 31, 2007. Viragen raised $3 million of additional capital subsequent to March 31, 2007. However, due to operational losses subsequent to March 31, 2007, as of the filing date of this report, Viragen’s stockholders’ equity has again fallen below $6 million. Viragen has continued to communicate with the listing qualifications department at AMEX to provide them with current updates relating to Viragen’s compliance with AMEX’s continued listing standards. Due to the current low trading price of Viragen’s common stock, AMEX may require Viragen to reverse split its stock to maintain its listing, which would require stockholder approval. There is no assurance that AMEX will not seek to delist Viragen’s securities or that Viragen will be able to submit a plan of compliance acceptable to AMEX. In the event Viragen were to receive notice from AMEX of their intent to delist Viragen’s securities, it is Viragen’s intent to pursue any available appeal process that it is entitled to pursue. If AMEX delists Viragen’s securities, the holder of approximately $1.1 million of Viragen’s outstanding convertible debt, as of the filing date of this report, will have the right to accelerate payment of the amount due, plus an additional 10%, on demand. This would adversely affect Viragen’s ability to raise additional capital and fund its and our operations.

In the event Viragen’s or our capital-raising efforts, which may involve dilution of existing stockholders, and revenue-generation efforts are unsuccessful, and if we and/or Viragen are unable to identify and consummate an acceptable business combination, Viragen and the Company may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before Viragen or we seek such reorganization, Viragen and we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

Our future capital requirements are dependent upon many factors, including:

•	Viragen’s and our ability to conduct future financings;

•	revenue generated from licensing Multiferon®;

•	revenue generated from the sale of Multiferon®;

•	our ability to service our debt;

•	progress with future research, development and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative agreements and effective commercialization activities.

Based on our current operating plans, for the last quarter of our fiscal year ending June 30, 2007, we anticipate that we will need approximately $1.5 million for operating activities, $50,000 for investing activities and $50,000 to service our financing obligations other than with Viragen. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

Results of Operations

Product Sales

For the three months ended March 31, 2007, product sales totaled approximately $111,000 compared to approximately $99,000 for the three months ended March 31, 2006. This increase in product sales was primarily due to an increase in Multiferon® sales volume in Mexico and Sweden, which was offset by a decrease in Multiferon® sales volume in Chile, Germany, South Africa and Indonesia. For the nine months ended March 31, 2007, product sales totaled approximately $299,000 compared to approximately $301,000 for the nine months ended March 31, 2006. This slight decrease in product sales was primarily due to a decrease in Multiferon® sales volume in Chile, Germany, Mexico and South Africa, which was partially offset by an increase in Multiferon® sales volume in Indonesia. The fluctuations in product sales in Mexico, Indonesia and South Africa are primarily due to the timing of product orders placed by our distributors in those countries.

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

Cost of Sales

Cost of sales, which includes excess/idle production costs, was approximately $725,000 for the three months ended March 31, 2007 compared to approximately $681,000 for the same period in the prior year. For the nine months ended March 31, 2007, cost of sales was approximately $1.91 million compared to $1.71 million for the same period in the prior year. These increases in cost of sales are primarily attributed to certain costs associated with one of our manufacturing facilities in Sweden, including depreciation and general operating expenses incurred in connection with the certification of new equipment added to the facility. Excess/idle capacity represents fixed production costs incurred at our Swedish manufacturing facilities, which were not absorbed as a result of the production of inventory at less than normal operating levels. Excess/idle capacity costs were primarily due to minimal production activities as a result of low sales demand. We will continue to incur excess/idle production costs until we generate higher sales demand and resume production at normal operating levels that absorb our fixed production costs.

Inventory Write-down, net

During the three months ended March 31, 2007, there were no write-downs recorded related to inventory. However, during the nine months ended March 31, 2007, we recorded an aggregate write-down of approximately $1.5 million for a portion of our finished product and work in process inventory. The finished product consisted of Multiferon® in ampoules. Based on our current sales forecasts and plans to change from ampoules to pre-filled syringes in our major markets, it was determined that a significant portion of our ampoule inventory may not be sold prior to expiration of the shelf-life. The work in process consisted of Multiferon® in pre-filled syringes whose shelf-life may expire prior to us being able to sell the inventory based on the current estimated timing of receipt of regulatory approvals and subsequent product sales. Historically, these pre-filled syringes were included in work in process while we sought approval from the Swedish regulatory authorities to deliver Multiferon® in pre-filled syringes. Our pre-filled syringe application has been submitted to the Swedish regulatory authorities and is pending approval, which could be received during the first half of calendar 2007.

During the three months ended March 31, 2006, there were no write-downs recorded related to inventory. However, during the nine months ended March 31, 2006, we determined that a portion of our work in process inventory would not be converted to finished product prior to expiration. Therefore, we recorded a write-down for this inventory of approximately $104,000. In addition, during the nine months ended March 31, 2006, a freezer at one of our facilities in Sweden malfunctioned causing the temperature of certain work in process to rise above the approved levels for frozen product. As a result, we were unable to utilize this inventory for commercial purposes and we recorded a net write-down of approximately $91,000, which was net of an insurance recovery of approximately $486,000.

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

Research and Development

Research and development costs include scientific salaries and support fees, product used for clinical trials, laboratory supplies, consulting fees, equipment rentals, repairs and maintenance, utilities and research related travel. Research and development costs for the three months ended March 31, 2007 totaled approximately $111,000 compared to approximately $398,000 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, research and development costs totaled approximately $568,000 compared to $1.18 million for the same period in the prior year. These decreases are primarily due to a reduction in personnel related costs due to less headcount and less consulting fees, laboratory supplies and product used for clinical trials, due to the completion of certain projects related to pending regulatory matters and delays in starting new clinical trials.

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

Selling, General and Administrative

Selling, general and administrative expenses include administrative personnel salaries and related expenses, office and equipment leases, utilities, insurance, legal, accounting, consulting, depreciation and amortization. For the three months ended March 31, 2007, selling, general and administrative expenses totaled approximately $1.02 million compared to approximately $938,000 for the three months ended March 31, 2006. This increase was primarily due to the strengthening of the British Pound and Swedish Krona against the U.S. dollar as a significant portion of our consolidated selling, general and administrative expenses are incurred by our Scottish and Swedish subsidiaries. However, this increase was partially offset by a reduction in selling, general and administrative expenses charged by Viragen, which totaled approximately $247,000 and $287,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in the amount charged by Viragen was primarily due to a reduction in salaries and related expenses and professional services fees incurred by Viragen on our behalf.

For the nine months ended March 31, 2007, selling, general and administrative expenses totaled approximately $2.89 million compared to approximately $2.98 million for the nine months ended March 31, 2006. This decrease was primarily due to a decrease in selling, general and administrative expenses charged by Viragen, which totaled approximately $732,000 and $938,000 for the nine months March 31, 2007 and 2006, respectively. The decrease in the amount charged by Viragen was primarily due to a reduction in salaries and related expenses and professional services fees incurred by Viragen on our behalf. During the current year, we also experienced a decrease in consulting fees, travel-related expenses and general operating expenses. These decreases were partially offset by an increase in selling, general and administrative expenses incurred by our Scottish and Swedish subsidiaries, which increased due to the strengthening of the British Pound and Swedish Krona against the U.S. dollar.

We anticipate selling related expenses will decrease over the next twelve months as a result of our recently executed licensing agreements. This decrease is anticipated since the licensing agreements provide that the distributor is responsible for the costs of Multiferon® sales and marketing efforts.

Impairment of Goodwill

The goodwill reported in our consolidated balance sheet at June 30, 2006 arose from our acquisition of ViraNative and the subsequent achievement of certain milestones. SFAS No. 142, Goodwill and Other Intangible Assets, requires that purchased goodwill and certain indefinite-lived intangibles be tested for impairment on an annual basis or sooner if indicators of impairment arise. We periodically evaluate our ViraNative reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of ViraNative.

Viragen International’s common stock is a component of one of the models used to determine the fair value of our ViraNative reporting unit. The recent decline in the market price of Viragen International’s common stock was determined to be an indicator of impairment. Therefore, we performed a goodwill impairment review as of March 31, 2007. We utilized estimates to conduct our impairment review, including revenue projections, profit margins, operating expenses, discount rates and market values. These estimates had an impact on determining the fair value of the ViraNative reporting unit and the amount of goodwill impairment that should be recorded. The fair value of our ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows and quoted market prices. After evaluating the results of these valuation methods, we recorded an impairment charge of approximately $4.1 million in the quarter ended March 31, 2007, which represented the full amount of the goodwill.

Amortization of Intangible Assets

Amortization of intangible assets represents the amortization of our acquired developed technology. This developed technology is being amortized over its estimated useful life of approximately 14 years. For the three and nine months ended March 31, 2007, amortization of intangible assets totaled approximately $43,000 and $128,000, respectively, compared to approximately $39,000 and $116,000 for the three and nine months ended March 31, 2006, respectively. The period over period increases are due to the weakening of the U.S. dollar against the Swedish Krona as the developed technology is denominated in Swedish Krona.

Other Income, Net

For the three months ended March 31, 2007, other income, net, totaled approximately $128,000 compared to approximately $89,000 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, other income, net, totaled approximately $327,000 compared to approximately $267,000 for the nine months ended March 31, 2006.

The primary component of other income, net, is the administrative fee charged to Viragen based on a percentage of our operating expenses charged to Viragen. For the three months ended March 31, 2007, this administrative fee totaled approximately $72,000 compared to approximately $55,000 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, this administrative fee totaled approximately $177,000 compared to approximately $154,000 for the nine months ended March 31, 2006. The increase in the amount of administrative fees charged to Viragen was due to an increase in the amount of research and development expenses charged to Viragen. Other components of other income, net, are sub-lease income on a portion of our office space in our facility in Scotland, licensing fees from certain distribution agreements, interest earned on cash and cash equivalents and transaction and remeasurement gains or losses on foreign exchange.

Interest Expense

Interest expense consists of interest incurred on the debt facilities maintained by our Swedish and Scottish subsidiaries. These debt facilities had interest rates ranging from 6.50% to 9.29% at March 31, 2007. Interest expense for the three months ended March 31, 2007 totaled approximately $13,000 which was the same as for three months ended March 31, 2006. Interest expense for the nine months ended March 31, 2007 totaled approximately $44,000 up from approximately $32,000 for nine months ended March 31, 2006. This increase is primarily due to equipment financing that was obtained by our Scottish subsidiary over that last year and an increase in the variable interest rate on the mortgage maintained by our Swedish subsidiary.

Income Tax Benefit

We are subject to tax in the United States, Sweden, and the United Kingdom. These jurisdictions have different marginal tax rates. For the three and nine months ended March 31, 2007, our income tax benefits were approximately $11,000 and $33,000, respectively, which was the same as for the three and nine months ended March 31, 2006. Income tax benefit for these periods arose from the amortization expense on certain intangible assets. Due to the treatment of the identifiable intangible assets under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, our consolidated balance sheet reflects a deferred income tax liability of approximately $380,000 as of March 31, 2007, all of which is related to our developed technology intangible asset acquired on September 28, 2001.

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

•

Inventories. Inventories consist of raw materials and supplies, work in process and finished product. Finished product consists of Multiferon® (multi-subtype, human alpha interferon) that is available for sale. Costs of raw materials and supplies are determined on a first-in, first-out basis. Costs of work in process and finished product, consisting of raw materials, labor and overhead are recorded at a standard cost (which approximates actual cost). Excess/idle capacity costs are expensed in the period in which they are incurred and are recorded in cost of sales. Our inventories are stated at the lower of cost or market (estimated net realizable value). If the cost of our inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on estimates. The valuation of our inventories also requires us to estimate excess inventories and inventories that are not saleable. The determination of excess or non-saleable inventories requires us to estimate the future demand for our product and consider the shelf life of the inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. During the nine months ended March 31, 2007, we recorded inventory write-downs of approximately $1.5 million as a result of our current estimates of product demand in light of near term shelf life expirations and the timing and likelihood of the receipt of certain regulatory approvals we are seeking.

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

•

Goodwill. The goodwill reported in our June 30, 2006 balance sheet arose from the acquisition of ViraNative and the subsequent achievement of certain milestones defined in the acquisition agreement. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment on an annual basis or sooner if indicators of impairment arise. Management had selected April 1st as the date of our annual impairment review. We periodically evaluate our ViraNative reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and the operational performance of ViraNative. Viragen International’s common stock is a component of one of the models used to determine the fair value of our ViraNative reporting unit. The recent decline in the market price of Viragen International’s common stock was determined to be an indicator of impairment. Therefore, we performed a goodwill impairment review as of March 31, 2007. We utilized estimates to conduct our impairment review, including revenue projections, profit margins, operating expenses, discount rates and market values. These estimates had an impact on determining the value of the ViraNative reporting unit and the amount of goodwill impairment that should be recorded. The fair value of our ViraNative reporting unit was estimated using a combination of the present value of estimated future cash flows and quoted market prices. After evaluating the results of these valuation methods we recorded an impairment charge of approximately $4.1 million in the quarter ended March 31, 2007, which represented the full amount of goodwill.

•

Revenue recognition. We recognize revenue from sales of our human alpha interferon product when title and risk of loss has been transferred, which is generally upon shipment. Moreover, recognition requires persuasive evidence that an arrangement exists, the price is fixed and determinable, and collectibility is reasonably assured. While not material in our historical financial statements, licensing fees, which are paid to us upon execution of certain distribution agreements, are recognized ratably over the term of the respective license agreements. In the future, royalty revenue will be recognized upon the sale of the related product by the distribution partner, provided the royalty amounts are fixed or determinable and collection of the related receivable is probable. The Company has not recognized royalty revenue to date.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We will be required to adopt SFAS No. 155 for our fiscal year beginning July 1, 2007. The impact, if any, the adoption of SFAS No. 155 will have on our consolidated financial statements is not known at this time.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements is not known at this time.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. At this time, the adoption of SAB No. 108 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements is not known at this time.

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

Our results of operations may be impacted by the fluctuating exchange rates of foreign currencies, especially the British Pound and Swedish Krona, in relation to the U.S. dollar. Most of the revenue and expense items of our foreign subsidiaries are denominated in the respective local currencies. The weakening of the U.S. dollar against these local currencies will result in greater revenue, expenses, assets and liabilities of our foreign subsidiaries, when translated into U.S. dollars. During the nine months ended March 31, 2007, the U.S. dollar weakened against the British Pound by approximately 8.0% and weakened against the Swedish Krona by approximately 5.0%.

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

We have not been adversely impacted by the European Union’s adoption of the Euro currency. Our foreign operations to date have been located in Scotland and Sweden, which have not participated in the adoption of the Euro as of March 31, 2007.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected, thus misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13A-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of minimal sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. We expect to incur losses for at least the next several years as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities. Losses have totaled approximately:

•	$10.5 million for the nine months ended March 31, 2007;

•	$8.5 million for our fiscal year ended June 30, 2006;

•	$15.6 million for our fiscal year ended June 30, 2005; and

•	$7.1 million for our fiscal year ended June 30, 2004;

At March 31, 2007, we had cash on-hand of approximately $71,000, a working capital deficit of approximately $887,000, an accumulated deficit since organization of approximately $78.6 million and a stockholders’ deficit of approximately $27.1 million. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our consolidated financial statements for our fiscal year ended June 30, 2006 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

We continue to experience operating losses and cash flow difficulties. Historically, Viragen has provided us with the working capital necessary to fund operations. We believe that Viragen has sufficient cash to support its and our operations through June 2007. However, we will require substantial additional funding to support our operations subsequent to June 2007. Our inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on our financial condition and our ability to continue operations. Accordingly, if Viragen or we are unable to obtain additional financing to support its or our operations subsequent to June 2007, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

Since inception, we have been dependent on Viragen to provide us with working capital. Due to Viragen’s current weak financial condition, Viragen and the Company have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing, funding through strategic partnerships, as well as distribution partners for Multiferon® to generate licensing and sales revenues.

•

Curtailing operations where feasible to conserve cash through a combination of: staff reductions in the United States, Sweden and Scotland; reducing leased space in the United States, Sweden and Scotland and; deferring certain of our research and development activities until our cash flow improves and we can recommence these activities with appropriate funding.

•

Investigating and pursuing transactions including mergers, asset sales and other business combinations deemed by the board of directors to present attractive opportunities to enhance stockholder value.

While Viragen complied with the American Stock Exchange’s (AMEX) continued listing standards at the March 20, 2007 deadline imposed by AMEX, specifically $6 million in stockholders’ equity, Viragen’s stockholders’ equity fell below $6 million as of March 31, 2007, due primarily to the write-off of approximately $4.1 million of goodwill as of March 31, 2007. Viragen raised $3 million of additional capital subsequent to March 31, 2007. However, due to operational losses subsequent to March 31, 2007, as of the filing date of this report, Viragen’s stockholders’ equity has again fallen below $6 million. Viragen has continued to communicate with the listing qualifications department at AMEX to provide them with current updates relating to Viragen’s compliance with AMEX’s continued listing standards. Due to the current low trading price of Viragen’s common stock, AMEX may require Viragen to reverse split its stock to maintain its listing, which would require stockholder approval. There is no assurance that AMEX will not seek to delist Viragen’s securities or that Viragen will be able to submit a plan of compliance acceptable to AMEX. In the event Viragen were to receive notice from AMEX of their intent to delist Viragen’s securities, it is Viragen’s intent to pursue any available appeal process that it is entitled to pursue. If AMEX delists Viragen’s securities, the holder of approximately $1.1 million of Viragen’s outstanding convertible debt, as of the filing date of this report, will have the right to accelerate payment of the amount due, plus an additional 10%, on demand. This would adversely affect Viragen’s ability to raise additional capital and fund its and our operations.

In the event Viragen’s or our capital-raising efforts, which may involve dilution of existing stockholders, and revenue-generation efforts are unsuccessful, and if we and/or Viragen are unable to identify and consummate an acceptable business combination, Viragen and the Company may, in the interest of stakeholders, elect to seek reorganization of the business under protection of Title 11 of the United States Code. However, before Viragen or we seek such reorganization, Viragen and we would contact creditors, including trade creditors and debt holders, to discuss payment extensions, conversion of debt to equity and/or other concessions.

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

Historically, Viragen has provided us with the working capital necessary to fund our operations; however, Viragen is, itself, experiencing cash flow difficulties. While we believe Viragen has sufficient capital on hand to fund its and our operations through June 2007, Viragen will require substantial additional funding to support its and our operations subsequent to June 2007. In addition, Viragen has received deficiency notices from the American Stock Exchange, or AMEX, and if Viragen is unable to satisfy the AMEX that it will regain compliance with its continued listing criteria, Viragen’s common stock and units may be delisted from AMEX, which could accelerate repayment of certain of its outstanding indebtedness, and adversely affect investor perception, which would adversely affect Viragen’s ability to raise additional capital. If Viragen is unsuccessful in its efforts to raise additional capital, or we are unable to obtain additional financing or generate licensing and sales revenue sufficient to sustain our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures.

Our business is capital intensive, and we do not currently generate sufficient revenues to offset our debt service obligations, research and development activities and other operating expenses. If we are unable to obtain additional funding, as and when required, we may have to significantly curtail or completely terminate our operations.

We will require substantial future capital in order to continue to complete research, development and commercialization of Multiferon®, to meet our debt service obligations, to fund other operating expenses and to otherwise execute our business plan. Historically, Viragen has provided us with the working capital necessary to fund our operations; however, Viragen is, itself, experiencing cash flow difficulties. While we believe Viragen has sufficient capital on hand to fund their operations through June 2007, Viragen will require substantial additional funding to support its and our operations subsequent to June 2007. In the event that Viragen is unable to obtain additional financing sufficient to sustain its and our operations, as needed, we could be forced to significantly curtail or suspend our operations, including laying-off employees, recording asset impairment write-downs and other measures. Additional capital may not be available to us when needed, or on terms that are acceptable to us, or at all.

We anticipate research and development costs to increase over the next twelve months, particularly in the area of regulatory-related consulting fees, intellectual property-related legal fees, toxicology studies and clinical trial costs. We also anticipate selling related expenses will increase over the next twelve months due to the planned expansion of our Multiferon® sales and related marketing efforts. Our future capital requirements will depend on many factors including:

•	Viragen’s and our ability to conduct future financings;

•	revenue generated from licensing Multiferon®;

•	revenue generated from the sale of Multiferon®;

•	our ability to service our debt;

•	progress with future research, development and clinical trials;

•	the costs associated with obtaining regulatory approvals;

•	the costs involved in patent applications and potential patent enforcement;

•	competing technologies and market developments; and

•	our ability to establish collaborative arrangements and effective commercialization activities.

Based on our current operating plans, for the last quarter of our fiscal year ending June 30, 2007, we anticipate that we will need approximately $1.5 million for operating activities, $50,000 for investing activities and $50,000 to service our financing obligations other than with Viragen. Actual expenditures in these areas could vary based on the amount of capital we are able to obtain.

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

Viragen International, Inc.

Date: May 15, 2007	By:	/s/ Dennis W. Healey
Dennis W. Healey
Executive Vice President and Principal Financial Officer

Date: May 15, 2007	By:	/s/ Nicholas M. Burke
Nicholas M. Burke
Vice President, Controller and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002